Form 10-Q
period 1994-09-30
MESTEK INC
filed 1994-11-14
CIK 65195

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549


                                 FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarter ended:  September 30,1994


                               MESTEK, INC.

                        A Pennsylvania Corporation

                    I.R.S. Employer Identification No.
                                25-0661650

                           260 North Elm Street
                      Westfield, Massachusetts 01085


                        Telephone:  (413) 568-9571


The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

The number of shares of Common Stock outstanding as of November 7, 1994 was 9,059,011.







                               MESTEK, INC.
                       QUARTERLY REPORT ON FORM 10-Q
          FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994



                                   INDEX

                                                                        Page No.

PART I - FINANCIAL INFORMATION

  Condensed consolidated balance sheets at September 30,
     1994, and December 31, 1993                                       3 -  4

  Condensed consolidated statements of income for the
     three months ended September 30, 1994 and 1993
     and the nine months ended September 30, 1994
     and 1993.                                                           5

  Condensed consolidated statements of cash flows for the nine
     months ended September 30, 1994 and 1993                            6

  Condensed consolidated statement of changes in shareholders'
     equity for the period from January 1, 1993 through
     September 30, 1994                                                  7

  Notes to the condensed consolidated financial statements             8 - 10

  Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                         10- 11


PART II - OTHER INFORMATION

  Schedule of Computation of Earnings Per Common Share                  12


SIGNATURE

  In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statements of such operations. All such adjustments are of a normal recurring nature.











                      PART I - FINANCIAL INFORMATION




Item 1 - Financial Statements




                               MESTEK, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS




                                             Sept. 30,      Dec. 31,
                                                1994          1993
                                                 (Dollars in thousands)
                                                      (Unaudited)
ASSETS
Current Assets
  Cash and Cash Equivalents                  $   1,856   $    3,573
  Accounts Receivable - (Net)                   45,949       43,973
  Unbilled Accounts Receivable                     338           97
  Inventories                                   28,758       30,175
  Other Current Assets                           5,775        6,142
     Total Current Assets                       82,676       83,960

Property and Equipment (Net)                    17,240       17,299
Equity Investments                               8,643        8,643
Property held for sale                           6,279        6,418
Other Assets and Deferred Charges (Net)          8,945       10,305
     Total Assets                            $ 123,783    $ 126,625





See Accompanying Notes to Consolidated Financial Statements



                                                            (Continued)




                                   MESTEK, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)



                                          Sept. 30,     Dec. 31,
                                             1994              1993
                                            (Dollars in thousands)
                                                  (Unaudited)



LIABILITIES, AND SHAREHOLDERS' EQUITY

Current Liabilities
  Current Portion of Long-Term Debt           $  14,733       $  14,306
  Accounts Payable                               11,818          10,276
  Progress Billings and Excess of Cost
     and Estimated Earnings                       2,767           2,108
  Other Accrued Liabilities                      16,265          20,032
     Total Current Liabilities                   45,583          46,722

Long-Term Debt                                      251           6,586
     Total Liabilities                           45,834          53,308

Shareholders' Equity
  $5 Convertible Preferred Stock                      -           7,209
  Common Stock - no par, stated value $.05, per
     share, 9,610,135 and 7,763,338 shares
     issued, respectively                           391             387
  Paid in Capital                                15,522           8,323
  Retained Earnings                              67,407          61,261
  Treasury Shares, at cost, 547,824 and 405,224
     common shares, respectively               (  4,552)       (  3,203)
  Cumulative Translation Adjustments           (    819)       (    660)
     Total Shareholders' Equity                  77,949          73,317

Total Liabilities and Shareholders' Equity    $ 123,783       $ 126,625







See Accompanying Notes to Consolidated Financial Statements.





                                MESTEK, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                           Three Months Ended           Nine Months Ended
                              September 30,               September 30,
                           1994       1993               1994      1993
                             (In thousands, except per share amounts)
                                   (See Note 9)           (See Note 9)

Net Sales                   $ 60,963        $ 59,860     $150,297    $151,711

Net Service Revenues           3,775           2,991       10,639       9,046
  Total Revenues              64,738          62,851      160,936     160,757
Cost of Goods Sold            44,087          44,130      108,153     111,430
Cost of Service Revenue        2,384           1,856        6,705       5,814
  Gross Profit                18,267          16,865       46,078      43,513
  Selling Expense              7,405           7,463       20,231      20,468
General and Administrative
     Expense                   3,628           3,505        9,519       9,133
Engineering Expense            1,538           1,441        4,243       4,349
     Operating Profit          5,696           4,456       12,085       9,563
Interest Expense              (  231)        (   660)     (   593)    ( 1,444)
Amortization Expense          (   13)        (    14)     (    38)    (    42)
Other Income (Expense) - net  (  548)             10      ( 1,101)      1,570
  Income From Continuing
  Operations Before Income
     Taxes                     4,904           3,792       10,353       9,647
Income Taxes                   2,075           1,637        4,207       3,789
  Income From Continuing
  Operations                   2,829           2,155        6,146       5,858
(Loss) From Operations of
  Discontinued Segment (Net)       -         (   583)           -     ( 1,530)
(Loss) on Disposal of
  Discontinued Segment (Net)       -         ( 1,181)           -     ( 1,788)
     Net Income             $  2,829        $    391     $  6,146    $  2,540

Earnings per Common Share:

Income From Continuing
  Operations                     .31             .23          .67         .63
(Loss) From Operations of
  Discontinued Segment (Net)       -           ( .06)           -       ( .17)
(Loss) on Disposal of
  Discontinued Segment (Net)       -           ( .13)           -        (.19)
Net Income                  $    .31        $    .04     $    .67     $   .27
Weighted Average Shares
  Outstanding (in thousands)   9,107           9,249        9,166       9,274

See the Notes to the Condensed Consolidated Financial Statements.




                                MESTEK,INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                          Nine Months Ended
                                             September 30,
                                           1994       1993
                                         (Dollars in thousands)

Cash Flows from Operating Activities:
  Net Income                                   $ 6,146        $ 2,540
  Adjustments to Reconcile Net Income to
     Net Cash Provided by (Used In)
     Operating Activities:
  Depreciation and Amortization                  3,578          4,876
  Gain on Disposition of Fixed Assets                -        ( 1,719)
  Loss on Disposition of Discontinued
     Segment                                         -          1,788
  Provision for Losses on Accounts Receivable      745        (    46)
  Changes in Assets and Liabilities            ( 1,413)       ( 6,145)
  Net Cash Provided by Operating Activities      9,056          1,294
Cash Flows from Investing Activities:
  Capital Expenditures                         ( 3,351)       ( 2,923)
  Investment in Eafco                             -           ( 7,958)
  Net Cash (Used) in Investing Activities      ( 3,351)       (10,881)
Cash Flows from Financing Activities:
  Net Borrowings (Repayments) Under Line of
     Credit Agreements                           3,530         10,042
  Principal Payments Under Long Term Debt
     Obligations                               ( 9,438)       ( 4,224)
  Proceeds from Issuance of Long Term
     Debt (Net)                                      -          2,900
  Redemption of $5.00 Non-voting Preferred     (     6)             -
  Treasury Stock Purchases                     ( 1,349)       (   431)
  Cumulative Translation Adjustments           (   159)       (   359)
Net Cash (Used) Provided by Financing
  Activities                                   ( 7,422)         7,928
Net Increase (Decrease) in Cash and Cash
  Equivalents                                  ( 1,717)       ( 1,659)
Cash and Cash Equivalents - Beginning of
  Period                                         3,573          3,393
Cash and Cash Equivalents - End of Period      $ 1,856        $ 1,734



See the Notes to the Condensed Consolidated Financial Statements.

                                             MESTEK, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                             (Unaudited)
                      For the Period January 1, 1993 through September 30, 1994

                                 $5.00
                               Cumulative               Additional                       Cumulative
                               Convertible    Common     Paid In   Retained  Treasury    Translation
                                Preferred     Stock      Capital   Earnings   Shares      Adjustment     Total

Balance - January 1, 1993      $ 7,301       $  386      $  8,232  $ 57,357   $( 2,421)   $(  303)       $ 70,552

Net Income                                                            4,265                                 4,265

Cash Dividends:

  Convertible Preferred
  ($5.00 per share)                                                (   361)                               (   361)
Common Stock Repurchased                                                       (   782)                   (   782)
Conversion of $5.00 Convertible
  Preferred                     (   92)           1            91                                               -
Cumulative Translation Adjustment                                                          (  357)        (   357)


Balance - December 31, 1993      7,209          387         8,323   61,261     ( 3,203)    (  660)         73,317

Net Income                                                           6,146                                  6,146
Conversion of $5.00 Convertible
  Preferred                    ( 7,203)           4         7,199                                               -
Redemption of $5.00 Convertible
  Preferred                    (     6)                                                                   (     6)
Cumulative Translation Adjustment                                                           (  159)       (   159)
Common Stock Repurchased                                                       ( 1,349)                   ( 1,349)
Balance - September 30, 1994   $     0      $   391       $15,52  $ 67,407    $( 4,552)    $(  819)       $77,949




<F1> See Accompanying Notes to Condensed Consolidated Financial Statements.



                               MESTEK, INC.
         NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)




Note 1 - Basis of Presentation

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. In the opinion of management, the financial statements include all material adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results for the interim periods are not necessarily indicative of results for the entire year.


Note 2 - Income Taxes

  Provisions for income tax in the amounts of $2,075,000 and $1,060,000, have been recorded for the three months ended September 30, 1994 and 1993, respectively.


Note 3 - Property and Equipment


                                              Sept. 30,        Dec. 31,
                                                1994             1993

                          Land          $    750,000         $    750,000
                          Buildings       10,637,000            9,805,000
                          Leasehold Imp.   2,783,000            2,492,000
                          Equipment       32,684,000           30,456,000
                                          46,854,000           43,503,000
                          Accum. Dep.    (29,614,000)         (26,204,000
                                        $ 17,240,000         $ 17,299,000


Note 4 - Long-Term Debt

                                              Sept. 30,        Dec. 31,
                                                1994            1993

           Senior Notes                   $  1,000,000   $  3,000,000
           Revolving Loan Agreement          4,396,000      5,866,000
           Note Payable Banks                5,000,000      5,000,000
           Notes Payable American Standard   1,903,000      4,273,000
           Notes Payable Eafco               2,400,000      2,400,000
           Other Obligations Payable           285,000        353,000
                                            14,984,000     20,892,000
           Less Current Maturities          14,733,000     14,306,000
                                          $    251,000   $  6,586,000






     On January 1, 1992, the Company entered into a Revolving Loan Agreement and Letter of Credit Facility (the "Agreement") with a commercial bank. The Agreement, which had been extended to May 31,1994, was recently extended through April 30, 1995. It provides $38 million of unsecured revolving credit and standby letter of credit capacity. Borrowings under the Agreement bear interest at a floating rate based on the bank's prime rate less 75 basis points or, at the discretion of the borrower, rate based on LIBOR, and may be used for working capital or acquisition purposes, or to retire previously incurred debt.


Note 5 - Discontinued Segment

    On August 17,1993, the Company completed the sale of 70% of the outstanding common stock of its Chester Environmental, Inc. subsidiary (Chester) to Duquesne Enterprises, Inc.(Duquesne), a Pennsylvania corporation headquartered in Pittsburgh, Pennsylvania. The Company received $12,000,000 plus certain "put" rights exercisable at various dates through 1999 which enable the Company, at its option, to sell its remaining 30% interest for a minimum of $6,000,000. The Company has accounted for the transaction as a disposal of a business segment in accordance with APB 30. Accordingly, the operations of Chester are separately reported in accordance with APB 30 in the accompanying Condensed Consolidated Statement of Income for 1993, under the heading Loss from Operations of Discontinued Segment. For this purpose, the operations of Chester are included only through the date of sale, August 17,1993. Subsequent to this date, the Company has accounted for its remaining investment in Chester under the cost method of accounting, since the Company does not have the ability to exert significant influence over the operations or financial policies of Chester. Interest expense has been allocated to the Loss from Discontinued Operations for 1993, based upon the ratio of net assets (defined as average total assets less average non-interest bearing indebtedness) of the discontinued segment to consolidated net assets. Corporate general and administrative expenses originally allocated to the Discontinued Segment for the year 1993 have been reallocated to the HVAC Segment in the accompanying Condensed Consolidated Statements of Income in accordance with APB 30. As a result, Income from Continuing Operations for the three month and nine month periods ended September 30, 1993 has been restated from
(.10) and (.21), respectively, to (.06) and (.17), respectively. (Loss) from Operations of Discontinued Segment for these same periods has been correspondingly adjusted. Net revenues of the discontinued segment totaled $5,137,000 for the period July 1, 1993 through August 17, 1993.


Note 6 - Earnings Per Common Share

   Earnings per share have been computed using the weighted average number of common shares outstanding. The weighted average number of common shares outstanding include shares which would be issued upon the conversion of the $ 5.00 Convertible Preferred Stock for both periods.


Note 7 - Shareholders Equity

   In the third quarter of 1994, the Company acquired and placed in its treasury 118,500 shares of its Common Stock pursuant to a continuing stock buyback program.
Through September 30, 1994, 142,600 shares of Common Stock have been purchased in 1994 on the open market by the Company in 1994 and returned to the treasury.







   Pursuant to a notice of redemption dated April 22, 1994, all but 64 shares of $5 Preferred Stock were converted into 1,838,259 shares of Common Stock in the second quarter of 1994. The remaining 64 shares of $5 Preferred Stock were redeemed when not converted by the redemption date. Consequently, the $5 Preferred Stock has been eliminated. At September 30,1994, there are 9,610,135 shares of Common Stock of the Company issued and outstanding, 547,824 of which are in the Company's treasury.


Note 8 - Other Matters

   On June 22, 1994, Alapco Holding, Inc., a wholly-owned subsidiary of Mestek, received an order of the United States Bankruptcy Court for the District of New Mexico preliminarily approving the lending of up to $1,000,000 of post-petition financing to Aztec Sensible Cooling, Inc., debtor-in-possession, secured by a super-priority lien on all of Aztec Sensible Cooling's tangible assets. Alapco Holding received final approval of its liens and right to finance on July 13, 1994. As of September 30, 1994, the amount borrowed by Aztec totaled approximately $1,068,000. Aztec Sensible Cooling, Inc., an Albuquerque-based manufacturer of evaporative cooling and other air handling systems, filed for protection under Chapter 11 of the United States Bankruptcy Code on
June 16,1994.
Mestek acquired the assets and rights of Aztec Sensible Cooling on November 1, 1994, pursuant to Section 363(b) motion to sell assets free and clear of liens outside the ordinary course of business, approved on that date by the United States Bankruptcy Court for the District of New Mexico, for cash and other considerations totaling approximately $1,318,000.


Note 9 - Reclassification

      Certain amounts in the 1993 financial statements included herein have been reclassified to conform with the presentation in the 1993 audited financial statements.




Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

    Total Revenues in the Company's HVAC segment during the third quarter of 1994 increased relative to the third quarter of 1993, (net of the effect of certain one-time sales in 1993 to a major customer discussed below) by $ 5,780,000, or 11%, reflecting the effect of improved economic conditions in the residential and commercial construction marketplaces. Gross profit margins for the HVAC segment, disregarding the effect of the one-time sales mentioned above, were reduced slightly from the third quarter of 1993 reflecting the effects of inflationary pressures presently affecting the Company's labor and material costs.
Operating income for this segment increased from $4,038,000 in the third quarter of 1993 to $4,614,000 in the third quarter of 1994, an increase of 14.3%.
During
1993 the Company generated approximately $26,000,000 in "one-time" sales to a major customer from its Scranton, Pennsylvania facility. These sales, which carried a very low margin, amounted to $6,024,000 in the third quarter of 1993.


    During the third quarter of 1994, Total Revenues, Gross Profit Margins, and Operating Income all improved markedly for the Company's Coil Handling Segment, relative to the same period in 1993, reflecting both this segment's successful new product development efforts as well as generally improved economic conditions in the markets in which it operates. During the third quarter of 1994, Total Revenues, Gross Profit Margins, and Operating Income also improved markedly for the Company's Computer Systems Segment, for similar reasons.

    For the Company as a whole, Selling, General and Administrative, and Engineering costs, taken together as a percentage of Total Revenues, were down slightly, from 19.7% to 19.4%.

    Operating profit for the third quarter of 1994, for the Company as a whole, increased by $1,240,000, or 27.8%, reflecting the effects of increased HVAC volume
(net of the one-time sales mentioned above) and the improved performance of the Company's Equipment Handling and Computer Systems segments.

    The Company's total debt (long-term debt plus current portion of long-term debt) was reduced during the quarter ended September 30, 1994 by $5,908,000, due to the retainage of earnings. The Company's long-term debt to equity ratio decreased from .05 at June 30, 1994 to .003 at September 30, 1994. Management regards the Company's current capital structure and banking relationships as fully adequate to meet foreseeable future needs. The Company has not paid dividends on its commons stock since 1979. Its present policy is to retain earnings for business purposes.

                         Environmental Disclosure

     The Company participated in a Potentially Responsible Parties (PRP) action Phase I (surface remediation) at a site in North Carolina. State authorities continue to investigate the extent of and remediation methods for groundwater contamination at or near the site. The Company is participating in a newly-formed group for Phase II PRP action. At this time it is anticipated that the Company's obligation in this regard will be non-material.





                        PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K


 (a)        Statement of Computation of Per Share Earnings . . .     Page 12

















                               MESTEK, INC.

           SCHEDULE OF COMPUTATION OF EARNINGS PER COMMON SHARE


                                     Three Months Ended    Nine Months Ended
                                        September 30,        September 30,
                                      1994       1993      1994       1993
                                             (Amounts in thousands,
                                            except per common share)

Net income                        $ 2,829     $   391    $ 6,146       $ 2,540
Less:  dividends on Preferred
  Stock                                 0           0          0             0
Net income for earnings per
  share                           $ 2,829     $   391    $ 6,146       $ 2,540
Weighted average number of
  common shares outstanding         9,107       7,383      7,972         7,406
Common Share equivalents
  resulting from:  Conversion
  of the $5.00 Convertible
  Preferred Stock                      -        1,866      1,194         1,868
Total common shares and common
  share equivalents                9,107        9,249      9,166         9,274
Earnings per common share        $   .31      $   .04     $  .67       $   .27




                                 SIGNATURE



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.



                                 Mestek, Inc.



Date:  November 7, 1994          By: /S/ Stephen M. Shea
                                     Stephen M. Shea
                                     Senior Vice President - Finance
                                     (Chief Financial Officer)