Form 10-K
period 1994-12-31
MESTEK INC
filed 1995-04-14
CIK 65195

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-K
                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

            For the fiscal year ended Commission file number: 1-448
                               December 31, 1994
                                  MESTEK, INC.

             (Exact name of registrant as specified in its charter)

                            Pennsylvania 25-0661650
                        (State or(I.R.S Employertion of
               incorporation or organization) Identification No.)


                              260 North Elm Street
                         Westfield, Massachusetts 01085
                    (Address of principal executive offices)

        Registrant's telephone number, including area code: 413-568-9571

          Securities registered pursuant to Section 12(b) of the Act:



Title of each class                                    Name of each exchange
Common Stock, No Par Value                             on which registered
                            New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  YES   X         NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K/ /

The aggregate market value of voting common shares held by nonaffiliates of the registrant as of March 31, 1995, based upon the closing price for registrant's common stock as reported in The Wall Street Journal as of such date was $31,592,995

The number of shares of the registrant's common stock issued and outstanding as of March 31, 1995 was 9,022,346.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement relating to the annual meeting of shareholders of the registrant to be held on May 24, 1995 are incorporated by reference into
Part III hereof and the  exhibits to filings  referenced  on Pages 49 thru 51 of
Part IV hereof are incorporated by reference into Part IV hereof.

                                     PART I


Item 1 - BUSINESS


GENERAL

         Mestek, Inc. ("Mestek" or the "Company") was incorporated in the Commonwealth of Pennsylvania in 1898 as Mesta Machine Company. It changed its name to Mestek, Inc. in October, 1984, and merged with Reed National Corp. on July 31, 1986.

         On November 13, 1989 the Company purchased the assets of Air Fan Engineered Products, Inc., a small manufacturer of air conditioning, air moving and heat transfer equipment located in Los Angeles, California. The assets were subsequently moved to the Company's Dallas facility.

         In March of 1990, the Company, through a wholly-owned subsidiary, purchased a 48.6 percent interest in The H. B. Smith Company, Incorporated, a Westfield, Massachusetts manufacturer of boilers.

         In January, 1991, Keystone Environmental Resources, Inc. ("Keystone"), a subsidiary of Chester Environmental Group, Inc., ("Chester"), formed Environmental Technology Applications Company (ETA) in a joint venture with Beazer Environmental Services, Inc., to market and apply environmental technologies previously developed by Keystone. ETA was dissolved by mutual agreement effective March 31, 1992. The Company subsequently sold a majority interest in Chester, as more fully explained in the Notes to the Consolidated Financial Statements.

         In February 1991 the Company, through Chester acquired the assets of two corporations: GeoSpatial Solutions, Inc. and NEA, Inc., ("NEA"). GeoSpatial Solutions, Inc., of Colorado, a satellite imaging concern, sold its assets to Chester for $120,000. The NEA assets were purchased for $2,600,000, net of liabilities assumed. NEA's primary lines of business are consulting and analytical services relative to air quality. The Company subsequently sold a majority interest in Chester, as more fully explained in the Note to the Consolidated Financial Statements.

         On July 31, 1991 Mestek, through a wholly-owned subsidiary, purchased substantially all of the assets of Hydrotherm, Inc., ("Hydrotherm"), located in Northvale, New Jersey, and its wholly-owned subsidiary Hydrotherm (Canada) Inc., located in Toronto, Ontario. Hydrotherm is manufacturer of commercial and residential gas and oil-fired boilers, residential baseboard heating equipment and residential air conditioning equipment. Management consolidated the manufacturing operations of Hydrotherm in 1992, closing the Northvale, New Jersey plant. The Hydrotherm and Hydrotherm Canada assets acquired include substantially all of Hydrotherm's inventory, receivables and fixed tangible and intangible assets relating to the commercial and residential gas and oil-fired boiler business and other product lines mentioned above. The purchase price for the assets acquired, net of liabilities assumed, was $12,900,000.

         On August 9, 1991 Mestek purchased substantially all of the assets of Dynaforce Corporation, a New York Corporation, and a leading manufacturer of air curtains, make-up air equipment and related products. The purchase price paid for the assets was $586,000. The Dynaforce assets were subsequently moved to the Company's South Windsor facility.

         On October 8, 1991 Mestek, through a newly formed Canadian subsidiary, acquired substantially all of the operating assets of Temprite Industries, Ltd., an Ontario Corporation located in Orangeville, Ontario. Temprite manufactures industrial, institutional, and commercial air handling equipment and make-up air units. The purchase price for the assets acquired, net of liabilities assumed, was $1,819,000.

         On October 31, 1991 Chester acquired substantially all of the assets of Kamber Engineering, Inc. (Kamber) of Gaithersburg, Maryland. Kamber's business involves water and waste projects, federal environmental projects, and corporate land development projects. The purchase price of the assets acquired, net of liabilities assumed, was $1,200,000. The Company subsequently sold a majority interest in Chester, as more fully explained in the Notes to the Consolidated Financial Statements.

         On August 21, 1992, pursuant to the Plan of Reorganization approved by the United States Bankruptcy Court for the Eastern District of Pennsylvania, the Company acquired substantially all of the inventory, accounts receivable, and fixed tangible and intangible assets of Mechanical Specialties, Inc. (MSI), a manufacturer of heating and ventilating equipment located in Philadelphia, Pennsylvania. The purchase price for the assets acquired, net of liabilities assumed, was $6,335,000.

         On December 15, 1992, Mestek, through a wholly-owned subsidiary, Westcast, Inc., purchased certain assets of The H. B. Smith Company, Incorporated, (HBS), at public auction. Assets acquired included inventory, a hydronics laboratory, certain foundry and machine-shop machinery and tooling, certain office equipment, and furniture and certain notes and instruments secured by other assets of HBS. The purchase price paid for these assets was $3,115,000. The Company, through another wholly-owned subsidiary, owns 48.6% of the outstanding common stock of HBS.

         On December 22, 1992, Mestek, through a wholly-owned subsidiary, Peritek, Inc., purchased certain assets of The Trane Company, ("Trane"), a division of American Standard Inc. and an affiliate, for cash and notes which totaled, after adjustment, approximately $10.1 million. The Company acquired a manufacturing facility in Scranton, Pennsylvania and certain inventory and equipment.

         In April of 1993, the Company purchased a 46.8% interest in Eafco, Inc. Eafco produces cast iron boiler sections for the boiler industry, including Mestek's boiler subsidiaries. The Company accounts for its investment in Eafco under the equity method.

         On August 17, 1993, the Company sold a 70% interest in its Environmental Engineering Segment, Chester Environmental, Inc., ("Chester"), to Duquesne Enterprises, Inc., a Pennsylvania corporation, headquartered in Pittsburgh, Pennsylvania. The Company has accounted for this transaction as a Disposal of a Discontinued Segment, as more fully explained in Note 7 to the consolidated financial statements.

         On November 1, 1994, pursuant to a motion approved by the United States Bankruptcy Court for the District of New Mexico, the Company acquired substantially all of the inventory, accounts receivable, and fixed tangible and intangible assets of Aztec Sensible Cooling, Inc. (Aztec) a manufacturer of evaporative cooling and other custom air handling equipment in Albuquerque, New Mexico. The purchase price for the assets acquired, was $1,372,000. The operations of Aztec were relocated to the Company's Dallas, Texas facility in December of 1994.

         The Company's executive offices are located at 260 North Elm Street, Westfield, Massachusetts 01085. The Company's phone number is 413-568-9571.


OPERATIONS OF THE COMPANY

         The Company operates in three continuing business segments: heating, ventilating, air conditioning equipment ("HVAC") manufacturing; computer software development and systems design; and coil handling equipment manufacturing. Each of these segments is described below. The Company and its subsidiaries together employed 1,962 persons as of December 31, 1994.


HEATING, VENTILATING AND AIR CONDITIONING EQUIPMENT

         The Company, through Mestek, Inc. and its wholly-owned subsidiaries, Pacific/Air Balance, Inc., ("Pacific Air"), The Hydrotherm Corporation, Mestek Canada, Inc., and Westcast, Inc. (collectively, the "Reed Division") manufactures and distributes products in the HVAC industry. These products include residential, commercial and industrial hydronic heat distribution products, gas- fired heating and ventilating equipment, louver and damper equipment, commercial and residential gas and oil-fired boilers, air conditioning units, and related products used in heating, ventilating and air conditioning systems.

         The Reed Division sells finned-tube and baseboard radiation equipment under the names "Sterling", "Vulcan", "Heatrim", "Petite-7" and "Suntemp", and other hydronic heat distribution products under the names "Sterling" and "Beacon- Morris". The division sells gas-fired indoor and outdoor heaters under the names "Alton", "Applied Air", "Wing", "Air Fan", and "Temprite". Cooling and air conditioning equipment is sold under the "Alton", "Applied Air", "Space Pak", "Aztec", and "Nesbitt" names, and gas and oil-fired boilers are sold primarily under the names "Hydrotherm", "Multi-Pulse", and "Multi-Temp", and distributed under the name "Smith Cast Iron Boilers" by Westcast, Inc. These products may be used to heat and/or cool structures ranging in size from large office buildings, industrial buildings, warehouses, stores and residences, down to such small spaces as add-on rooms in residences. The Company's products are manufactured at plants in Westfield, Massachusetts; South Windsor, Connecticut; Farmville, North Carolina; Dallas, Texas; Orangeville, Ontario; Dundalk, Maryland; Philadelphia, Pennsylvania; and Wrens, Georgia. The Company consolidated its Northvale, New Jersey and Dundalk, Maryland plants in Dundalk in 1992.

         The Reed Division sells its many types of fire, smoke, and air control louvers and dampers, which are devices designed to control or seal off the movement of air through building ductwork in the event of fire or smoke, under the names "Air Balance", "Phillips Aire", "Terri", "American Warming and Ventilating", and "Arrow". These products are manufactured at the Company's plants in Wrens, Georgia; Los Angeles, California; Bradner, Ohio; Waldron, Michigan; Springfield, Ohio, and Wyalusing, Pennsylvania. The Reed Division also manufactures industrial and power plant dampers in Los Angeles, California under the name "Pacific Air Products".

         Through its design and application engineering groups, the Reed Division custom designs and manufactures many HVAC products to meet unique customer needs or specifications not met by existing products. Such custom designs often represent improvements on existing technology and often are incorporated into the Reed Division's standard line of products.

         The Reed division sells its HVAC products primarily through approximately 350 independent representatives throughout the United States and Canada, many of whom sell several of Reed's products. These independent representatives usually handle various HVAC products made by manufacturers other than the Company. These representatives usually are granted an exclusive right to solicit orders for specific Reed Division products from customers in a specific geographic territory, subject to final acceptance of such orders by the Reed Division. Because of the diversity of the Reed Division's product lines, there is often more than one representative in a given territory. Representatives work closely with the Reed Division's sales managers and its technical personnel to meet customers' needs and specifications. The independent representatives are compensated on a commission basis and generally they neither stock Reed Division products nor purchase such products for resale.

         The Reed Division, through its representatives, sells its HVAC products primarily to contractors, installers, and end users in the construction industry, wholesale distributors and original equipment manufacturers.

         The Company sells gas-fired and hydronic heating and ventilating products, boilers and coil handling equipment in Canada and also sells its products in other foreign markets from time to time. Total export sales did not exceed ten percent of consolidated total revenues, nor did foreign assets exceed ten percent of total assets, in any of the most recent five years ending December 31, 1994.

         The Reed Division uses a wide variety of materials in the manufacture of its products, such as copper, aluminum and steel, as well as electrical and mechanical components, controls, motors and other products. Management believes that it has adequate sources of supply for its raw materials and components and has not had significant difficulty in obtaining the raw materials, component parts or finished goods from it suppliers. No industry segment of the Company is dependent on a single supplier, the loss of which would have a material adverse effect on its business.

         The businesses of the HVAC segment are highly competitive. The Company believes that it is the largest manufacturer of hydronic baseboard heating for residential and commercial purposes and is one of the three leading manufacturers of gas-fired heaters and fire and smoke dampers. The Company has established a substantial market position in the commercial and residential cast-iron boiler business through its acquisitions in 1991 and 1992. Nevertheless, in all of the industries in which it competes, the Company has competitors with substantially greater manufacturing, sales, research and financial resources than the Company. Competition in these industries is based mainly on merchandising capability, service, quality, price and ability to meet customer specifications. The Reed Division believes that it has achieved and maintained its position as a substantial competitor in the HVAC industry largely through the strength of its extensive distribution network, the breadth of it product line and its ability to meet customer delivery and service requirements. Most of its competitors offer their products in some but not all of the industries served by the Reed Division.

         The quarterly results of the HVAC segment are affected by the construction industry's demand for heating equipment, which generally peaks in the last four months of each year (the "heating season"). Accordingly, sales are usually higher during the heating season, and such higher levels of sales may in some years continue into the following calendar year. As a result of these seasonal factors, the Company's inventories of finished goods reach higher levels during the heating season and are generally lower during the balance of the year.

         Management does not believe that backlog figures relating to the HVAC segment are material to an understanding of its business because most equipment is shipped promptly after the receipt of orders.

         The Company owns a number of United States and foreign patents. Although the Company usually seeks to obtain patents where appropriate, it does not consider any segment materially dependent upon any single patent or group of related patents.

         The Reed Division has a number of trademarks important to its business, including those relating to its Sterling, Vulcan, Beacon-Morris, Heatrim, Wing, Alton, Applied Air, Arrow, Air Fan, Aztec, Hydrotherm, Temprite and Dynaforce product lines.

         Expenditures for research and development for the HVAC segment in 1994, 1993 and 1992 were $469,000, $438,000, and $620,000, respectively. Product development efforts are necessary and ongoing in all product markets.

         The Company believes that compliance with environmental laws will not have a financially material effect on its operations in 1995.


COMPUTER SOFTWARE DEVELOPMENT AND SYSTEM DESIGN

         The business of Mestek's wholly-owned subsidiary, MCS, Inc. ("MCS") is primarily related to computer processing and systems development. MCS develops computer software applications to meet specific industry requirements. Services to customers include preparation of computer programs and software to meet the customer needs, providing proper computer hardware when required, installing the system at the customer's business, and providing continuing support services. MCS also provides computer processing services to customers on a time-sharing basis.

         The most significant systems which MCS has developed and has available for sale are MestaMed, a third-party billing, general ledger, accounting and inventory control system for durable medical equipment suppliers, home health providers and infusion therapy providers and Profit Works, a system utilized by lumber, electrical, plumbing, and manufacturer's representatives to manage order entry, inventory, purchasing, accounts receivable, and reporting. Support includes software enhancements, diagnostic access, and training seminars. MCS also has available a Telephone Usage System which analyses usage for institutions with multiple telephones. The hardware for these and other systems is supplied primarily by Digital Equipment Corp., for which MCS is an Authorized Solution Provider.

         New enhancements to its software products are continually being developed by MCS. Recent examples include electronic reimbursement, and medical records tracking. During 1994, 1993 and 1992 MCS spent approximately $910,000, $702,000, and $695,000, respectively, for software development. These costs related primarily to customer sponsored development and improvements to existing products.

         Because of the importance of systems development to MCS, programming and sales personnel are a primary resource. MCS's main office is in the Pittsburgh, Pennsylvania area and it has sales offices in other parts of the country.

         The markets for computer processing and systems development are diverse and very competitive. MCS has many competitors in the markets in which it operates, both on a regional and national basis. On December 31, 1994, MCS's backlog was $2,266,000.

         MCS's inventory consists primarily of computer hardware and related equipment which is used in the computer systems sold. MCS attempts to maintain a sixty-day supply so that delivery of completed systems can be made on a timely basis.


COIL HANDLING EQUIPMENT

         The Company, through its Cooper-Weymouth, Peterson Division, manufactures various types and sizes of coil stock handling devices at its plant in Clinton, Maine. These devices consist primarily of metal coil straighteners and equipment used to feed metal from coils into punch presses and other metal stamping or shaping equipment. The Company has improved its competitive position in this industry by developing servo-driven feeders with microprocessor controls, affording diagnostic and operational features. The Company believes that its line of coil stock handling products is among the broadest in the industry.

         Certain coil handling products are custom designed and manufactured to meet unique customer needs or specifications which are not currently met by existing products. These products, developed by the Company's design and application engineering groups, often represent improvements on existing technology and are often then incorporated into the Division's standard product line.

         The primary customers for such coil handling equipment include manufacturers of large and small appliances, commercial and residential lighting fixtures, automobile accessories, office equipment and HVAC products. The Cooper-Weymouth, Peterson Division also acts as a supplier of coil handling equipment to original equipment manufacturers of metal handling and metal forming machinery.

         The business of the Coil Handling Equipment segment is highly competitive. The Company has become a substantial competitor in the manufacture of coil handling equipment through its abilities to meet customer delivery and service requirements and its extensive distribution network. The Coil Handling Equipment segment has a number of trademarks important to its business, including those relating to its Cooper-Weymouth, Peterson, Coil-Matic, Dickerman, ServoMatic, and ServoMax product lines.

         Management does not believe that backlog figures relating to the coil handling equipment segment are material to an understanding of its business because most equipment is shipped promptly after the receipt of orders.

         Expenditures for research and development for the Coil Handling Equipment segment in 1994, 1993 and 1992 were $68,000, $52,000, and $23,200, respectively.


SEGMENT INFORMATION

         Selected financial information regarding the operations of each of the above segments is presented in Note 13 to the Consolidated Financial Statements.


Item 2 - PROPERTIES

         The Reed Division of the Company manufactures HVAC equipment at plants that the Company owns in Waldron, Michigan; Bradner, Ohio; Wyalusing, Pennsylvania; Dundalk, Maryland, Springfield, Ohio; Wrens, Georgia, and Dallas, Texas. It operates plants that it leases from entities owned directly or indirectly by certain officers and directors of the Company in Westfield, Massachusetts; Farmville, North Carolina; South Windsor, Connecticut and Los Angeles, California. The Division leases manufacturing space from unrelated parties in Dallas, Texas; Orangeville, Ontario, Canada; and Philadelphia, Pennsylvania, as well as warehouse space in Mississauga, Ontario, Canada.

         The Cooper-Weymouth, Peterson Division manufactures coil handling products at a plant the Company owns in Clinton, Maine.

         The Company's principal executive offices in Westfield, Massachusetts are also leased from an entity owned by an officer and director of the Company. The Company also owns an office building in Holland, Ohio.

         MCS leases office space in Monroeville, Pennsylvania, which houses its principal offices and computer facility used in the computer software development and system design segments. MCS owns the computer equipment used in the operations.

         In addition, the Company and certain of its subsidiaries lease other office space in various cities around the country for use as sales offices.

         Certain of the owned  facilities  are pledged as  security  for certain
long-term  debt  instruments.   See  Property  and  Equipment,  Note  4  to  the
Consolidated Financial Statements.

         The Company relocated the operations of The Hydrotherm Corporation from Northvale, New Jersey to Dundalk, Maryland in 1992. The Northvale property is presently for sale. The Company also relocated the operations of its Scranton, Pennsylvania facility in 1993. This property is also presently for sale. Management regards the Company's remaining properties generally suitable for the Company's needs.


Item 3 - LEGAL PROCEEDINGS

         The Company is not presently involved in any litigation which it believes will materially and adversely affect its financial condition or results of operations.


Item 4 - SUBMISSION OF MATTER TO A VOTE OF THE SECURITY HOLDERS

No matters were submitted to the security holders of the Company for a vote during the fourth quarter of 1994.

                                    PART II


Item 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is listed on the New York Stock Exchange, under the symbol MCC. The number of shareholders of record as of April 7, 1995 was 1,789. The price range of the Company's common stock between January 1, 1995 and April 7, 1995 was $9.50 to $10.375 and the closing price on April 7, 1995 was $9.75.

         The quarterly price ranges of the Company's common stock during 1994 and 1993 as reported in the consolidated transaction reporting system were as follows:

                                  PRICE RANGE

                              1994                          1993
                              ----                          ----

     First Quarter       $10-3/8  $ 9-1/2             $ 9-1/4   $ 8-1/2
     Second Quarter      $10      $ 9-1/4             $ 8-7/8   $ 8-1/4
     Third Quarter       $10-1/8  $ 9-1/4             $ 9       $ 8-1/2
     Fourth Quarter      $10      $ 9-3/8             $10-5/8   $ 8-3/8

     Mestek is restricted, by the terms of its note agreement with Massachusetts Mutual Life Insurance Company, from declaring or paying any dividends that would exceed forty percent of consolidated net income from December 31, 1986 to the date of such payment. The note agreement matures August 15, 1997. The Company has not paid any dividends on its common stock since 1979.

     No securities issued by the Company, other than common stock, are listed on a stock exchange or are publicly traded.


Item 6 - SELECTED FINANCIAL DATA

 Selected financial data for the Company for each of the last five fiscal years is shown in the following table. Selected financial data reflecting the operations of acquired businesses is shown only for periods following the related acquisition. (Dollars stated in thousands except per share data.)


SUMMARY OF FINANCIAL POSITION as of December 31,


                                              1994            1993           1992          1991         1990
                                            --------        --------       --------      -------      ------
Total assets                                $120,430        $126,625       $137,158     $120,865      $103,612
Working capital                               36,628          37,238         58,279       52,644        44,566
Long-term debt, including
  current portion                              5,548          20,860         32,104       18,269        13,183
Redeemable Preferred
  Stock                                         -               -              -             765           765
Shareholders' equity                          80,732          73,317         70,552       66,397        57,769
Common shareholders'
   equity, per common
    share (1)                                 $ 8.93          $ 7.96         $ 7.59       $ 7.05        $ 6.14
                                              ======          ======         ======       ======        ======




SUMMARY OF OPERATIONS - for the year ended December 31, (2)


                                               1994            1993           1992         1991         1990
                                             --------        --------       --------     --------     ------
Total revenues from
  continuing operations (3)                  $224,018        $231,386       $190,038     $173,852     $162,262
Income from continuing
   operations                                   9,298           7,583          5,410        8,589        8,696
Income before cumulative
   effect of change in
   accounting method                            9,298           4,265          5,393        8,995       10,631
Net  income                                     9,298           4,265          5,823        8,995       10,631
Earnings per common share:
Income from continuing
   operations                                 $  1.02        $    .82        $   .57      $   .91      $   .90
Income before cumulative
   effect of change in
   accounting method                          $  1.02         $  0.46         $ 0.57      $  0.95       $ 1.11
Net income                                    $  1.02         $  0.46         $ 0.62      $  0.95         1.11


(1) Equity per common share amounts are computed using the common shares and common stock equivalents outstanding as of December 31, 1994, 1993, 1992, 1991, and 1990.

(2) Includes the results of acquired companies or asset acquisitions from the date of such acquisition, as follows:

       Aztec Sensible Cooling, Inc. from November 1, 1994.

       Mechanical Specialties, Inc. from August 21, 1992 and Westcast, In from December 15, 1992.

     * GeoSpatial Solutions, Inc. and NEA, Inc. from February 1991; Hydrotherm,
       Inc., Hydrotherm (Canada), Inc., and Dynaforce Corporation from August
       1991; Temprite Industries, Ltd. from October 1991, and Kamber Engineering from November 1991.


(3) Revenues have been adjusted in 1993, 1992, 1991, and 1990 to reflect the reclassification of revenues related to the Company's Environmental
        Engineering Segment to Discontinued Operations, which are separately reported in the accompanying financial statements. The Company sold a 70% interest in this segment on August 17, 1993, as more fully explained in Note 7 to the Financial Statements.


Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS



         On August 17, 1993 the Company sold a substantial portion of its interest in its Engineering Segment, Chester Environmental, Inc. ("Chester"), to Duquesne Enterprises, Inc., a Pennsylvania corporation, headquartered in Pittsburgh Pennsylvania. The Company has accounted for the transaction as a Disposal of a Discontinued Segment in accordance with APB 30, (reporting the effects of Disposal of a Segment of a Business), since the Company does not have the ability to exert significant influence over the operations or financial policies of Chester. Accordingly, the operations of this Segment are separately reported in the Company's statements of income for the years 1993 and 1992 under the heading (Loss) from Operations of Discontinued Segment, and Management's Discussion and Analysis of Financial Condition and Results of Operations is therefore divided into Section I, Continuing Operations, and Section II, Discontinued Operations. The Company accounts for its remaining investment in Chester on the cost method of accounting.


SECTION I. CONTINUING OPERATIONS


         RETURN ON AVERAGE NET ASSETS EMPLOYED - CONTINUING OPERATIONS


                                1994, 1993, 1992


         The Company's Return on Average Net Assets Employed, defined as operating profits from continuing operations before bonuses, interest expense, taxes, and other income and (expense), over Average Net Assets Employed (Total Assets less Current Liabilities other than Current Portion of Long-Term Debt, averaged over 12 months) for the years 1994, 1993, and 1992 was as follows:

                                        1994          1993           1992

Operating Profits (as defined)       $21,538,000    $15,917,000    $11,698,000

Average Net Assets Employed (as
   defined)                          $90,691,000    $90,267,000    $72,875,000

Return on Average Net Assets
    Employed                               23.8%          17.6%          16.0%


         The 1994 return on Average Net Assets Employed improved markedly over 1993 due to strong performances from all three of the Company's remaining Segments, together with the effect of only limited acquisition activity in 1994. The Company's sole business acquisition in 1994 was the purchase on November 1, 1994 of substantially all of the assets of Aztec Sensible Cooling, Inc. for $1,372,000, as more fully described in Note 2 to the Consolidated Financial Statements.

                            ANALYSIS: 1994 VS. 1993



         The Company's core HVAC Segment benefitted in 1994 from a strong cyclical recovery in the construction marketplace which allowed it to realize some of the benefits of its many ongoing market development and new product development programs.

         In 1993 this segment generated $26,347,000 in "one-time" sales at a very low margin to a major customer in connection with the acquisition of certain product lines from that customer. Excluding the effect of these "one time" sales, Total Revenues for this segment increased $13,686,000, or 7.3% in 1994 as indicated in the following table:


                                   Total       Total
                                 Revenues    Revenues     Increase       %
                                   1994        1993      (Decrease)    Change
                                  $(000)      $(000)       $(000)
HVAC Segment:

   "One Time" 1993 sales         $      0    $ 26,347    $(26,347)
   All other Sales                200,445     186,759      13,686        7.3%
                                  200,445     213,106     (12,661)     ( 5.9%)

Computer Systems Segment           14,461       12,211      2,250       18.4%

Coil Handling Equipment             9,112        6,069      3,043       50.1%
                                 $224,018     $231,386    $(7,368)     ( 3.2%)


         The Company's Computer Systems Segment reported substantially higher revenues and operating profits in 1994 reflecting its very successful product diversification efforts in the Durable Medical Equipment, Home Infusion Therapy and Home Health Services markets.

         The   Company's   Coil   Handling   Equipment   Segment  also  reported
substantially higher revenues and operating profits due to the success of its new product offerings in the area of "electronic feeds".

         Consolidated operating profit from continuing operations increased in 1994 by $4,970,000, or 35.1%, reflecting the improved performances mentioned above. The HVAC segment reported operating profit of $15,310,000 in 1994, up 24.1% from 1993, for the reasons mentioned above. The Company's Computer Systems segment reported operating profit of $2,244,000, up 63.3% from 1993, on relatively unchanged Average Net Assets Employed. The Coil Handling Equipment segment reported operating profit of $1,583,000, up 345.6% from 1993, also on relatively unchanged Average Net Assets Employed.

         Gross profit margins by segment for continuing operations for 1994 and 1993 were as follows:


                                                Computer         Coil Handling
                              HVAC              Systems             Equipment
                             Segment            Segment              Segment

1994 Gross Profit %           28.3%               38.3%                39.3%

1993 Gross Profit %           26.7%               36.1%                34.6%

Increase/Decrease              1.6%                2.2%                 4.7%



       The 1993 Gross profit margins for the HVAC segment were adversely effected by the special "one-time" sales described above. But for these sales, HVAC margins in 1993 would have been 29.4%, suggesting that HVAC margins, on a true comparative basis, declined slightly in 1994 (from 29.4% to 28.3%). This effect is traceable principally to price increases experienced in 1994 on basic commodities (steel, copper and aluminum) used in the Company's manufacturing processes.

       Sales expense for continuing operations of the Company, as a percentage of total revenues, was relatively unchanged at 12.6% despite the elimination of $26,347,000 in "one time" 1993 sales, as described above. General and Administrative expenses (excluding the effect of corporate and profit-center bonuses which were increased by 37.1%), as a percentage of revenues decreased from 5.5% in 1993 to 4.6% in 1994, principally due to the elimination of a significant one time incremental general and administrative cost associated with the operation of the Company's Scranton, Pennsylvania facility in 1993. Engineering expense, as a percentage of total revenues, was unchanged at 2.6%. Interest expense from continuing operations was reduced by approximately
$522,000 reflecting the effect of substantial reductions in interest bearing debt during 1994.

       Income tax expense for continuing operations for 1994, as a percentage of pretax income, was 42.1% as compared with 40.2% for 1993, reflecting the effect of certain subsidiary losses on state and foreign income tax obligations, as more fully described in Note 9 to the Consolidated Financial Statements.

       At December 31, 1994, the Company classified two of its manufacturing facilities, Northvale, New Jersey and Scranton, Pennsylvania, as Property Held for Sale. These properties are carried at cost which is less than estimated net realizable value.

       Other Expense increased substantially in 1994, principally due to the effect of carrying costs related to the properties held for sale and the fact that 1993's results included a non-recurring $606,000 gain on the disposition of certain equipment.

                            ANALYSIS: 1993 VS. 1992


       HVAC Net Sales, exclusive of the effect of 1992 and 1993 acquisitions (which for this purpose include the revenues generated in Scranton in 1993 on sales to American Standard Inc.) increased $13,856,000, or 8.5%, reflecting the economic recovery which began to affect the construction industry in 1993.

       Total  Revenues  from   continuing   operations   increased  in  1993  by
$41,348,000, an increase of 21.7% as reflected in the following table:


                                   Total     Total
                                 Revenues   Revenues  Increase
                                   1993       1992   (Decrease)     %
                                  ($000)     ($000)     ($000)    Change
HVAC Segment:

   1993 and 1992 Acquisitions   $  35,683   $  9,336   $ 26,347
   All other HVAC Divisions       177,423    163,567     13,856   +  8.5%

Computer Systems Segment           12,211     10,834      1,377   + 12.7%

Coil Handling Equipment             6,069      6,301   (    232)  -  3.7%

                                $ 231,386  $ 190,038   $ 41,348   + 21.7%


       Consolidated operating profit from continuing operations increased in 1993 by $3,869,000, or 37.6%, reflecting the improved performances mentioned above from the Company's historical HVAC product lines. The HVAC segment reported increased operating profit, from $8,259,000 in 1992 to $12,335,000 in 1993, or 49.3%, for the reasons mentioned above. The Company's Computer Systems segment reported operating profit of $1,374,000, down from $1,448,000 in 1992, on approximately the same Average Net Assets Employed. The Coil Handling Equipment segment reported operating profit of $458,000, down from $591,000 in 1992, on relatively unchanged Average Net Assets Employed.

       Gross profit margins by segment for continuing operations for 1993 were as follows:

                                             Computer         Coil Handling
                           HVAC              Systems             Equipment
                          Segment            Segment              Segment

1993 Gross Profit %        26.7%                36.1%                34.6%

1992 Gross Profit %        27.3%                39.0%                33.8%

Increase/Decrease           0.6%               ( 2.9%)                0.8%

       The very slight decline in margins in the HVAC segment reflects the net effect of improved margins in the Company's historical HVAC divisions, as well as in Temprite and Hydrotherm, offset by relatively lower margin business generated by the Company's Scranton, Pennsylvania location, which did not recur in 1994.

       Sales expense for continuing operations of the Company, as a percentage of total revenues, was reduced from 14.1% in 1992 to 12.4% in 1993, principally due to the effect of growth in the Company's private label (OEM) business, which requires relatively less marketing expense per sales dollar, and the positive economies of scale effect of expanded market shares in other HVAC product lines. General and Administrative expenses (excluding the effect of corporate and profit-center bonuses which were increased by 25%), as a percentage of revenues increased from 5.2% in 1992 to 5.5% in 1993, principally due to the effect of significant one time incremental general and administrative costs associated with the operation of the Company's Scranton , Pennsylvania facility, and the full year effect of MSI. Engineering expense, as a percentage of total revenues, was reduced from 2.8% in 1992 to 2.6% in 1993, reflecting the same economies of scale effects which affected sales expense in 1993. Interest expense from continuing operations increased by approximately $200,000 reflecting the combined effects of an increased investment in working capital, the investment in Eafco on April 7, 1993, the investment in assets acquired from American Standard Inc. on December 22, 1992, and the receipt of $12,000,000 in connection with the sale of a controlling interest in the Company's Engineering Segment on August 17, 1993.

       Income tax expense for continuing operations for 1992, as a percentage of pretax income, was 33.6% as compared to 40.2% for 1993, reflecting the effect of FAS 109, which was adopted in 1992, as more fully described in Note 9 to the Consolidated Financial Statements.

       At December 31, 1993, the Company classified two of its manufacturing facilities, Northvale, New Jersey and Scranton, Pennsylvania, as Property Held for Sale. These properties are carried at cost which is less than estimated net realizable value.



                   ANALYSIS: LIQUIDITY AND CAPITAL STRUCTURE



       The Company's working capital was relatively unchanged in 1994 as indicated in the following table:

  12/31/94        Net Change         12/31/93       Net Change         12/31/92
   $(000)           $(000)            $(000)          $(000)            $(000)
  $ 36,628        $(    610)         $ 37,238       $(21,041)          $ 58,279

       The Company's long-term debt to equity ratio (including deferred compensation as long-term debt) decreased from .09 at December 31,1993, to .003 at December 31, 1994, reflecting the effect of profitable operations in 1994 and the resulting decline in long term debt (including deferred compensation as long term debt) from $6,586,000 at December 31, 1993 to $236,000 at December 31, 1994. Total interest bearing debt was also substantially reduced, from $20,892,000 at December 31, 1993 to $5,573,000 at December 31, 1994.

       The Company's only significant additions to Net Assets Employed during the year, other than ordinary growth in receivables and inventories, were plant and equipment spending of $5,160,000, (which included the purchase of the Company's formerly leased facility in Springfield, Ohio for $598,000), and the acquisition of the assets of Aztec Sensible Cooling, Inc. for $1,372,000, as more fully described in Note 2 to the Consolidated Financial Statements.

       Management regards the Company's current capital structure and banking relationships as fully adequate to meet foreseeable future needs. The Company has not paid dividends on its common stock since 1979.



                            ENVIRONMENTAL DISCLOSURE


       The Company is subject to numerous laws and regulations that govern the discharge and disposal of materials into the environment. The Company is not aware, at present, of any material administrative or judicial proceedings against the Company arising under any federal, state or local environmental protection laws or regulations ("Environmental Laws"). There are, however, a number of activities in which the Company is engaged under the Environmental Laws.


Permitting Activities

       The Company is engaged in various matters with respect to obtaining, amending or renewing permits required under the Environmental Laws to operate each of its manufacturing facilities. Based on the information presently available to it, management expects that all permit applications will be routinely handled and management does not believe that the denial of any currently pending permit application will have a material adverse effect on the Company's financial position or the results of operations.

       A facility of the Company has recently received a non-governmental demand that it comply with its water discharge permit. The Company continues to investigate the demand, but believes that it is currently in compliance with the terms of its permit.

Potentially Responsible Parties (PRP) Actions

       The Company or various of its subsidiaries have been named or contacted by state authorities and/or the Environmental Protection Agency (the "EPA") regarding the Company's liability as a potentially responsible party ("PRP") for the remediation of several sites, none of which actions represent a material proceeding. The potential liability of the Company is based upon records that show the Company or other corporations from whom the Company or its subsidiaries acquired assets used the sites for the lawful disposal of hazardous waste pursuant to third party agreements with the operators of such sites. Such PRP actions generally arise when the operator of the site lacks the financial ability to address compliance with Environmental Laws, decisions and orders affecting the site in a timely and effective manner. The governmental authority responsible for the site looks to the past users of the facility and their successors to address the costs of remediation of the site.

       In North Carolina, the company participated in a "de minimis settlement" in which the Company contributed with numerous other entities to the payment of funds for the surface remediation at a Superfund site, and for which the Company received a release from federal and state authorities for all liability relating to the surface contamination. The Company paid approximately $15,000 as its share of clean-up costs pursuant to the settlement. State authorities continue to investigate the extent of and remediation methods for groundwater contamination at or near the site, and the Company recently joined a joint defense group to help define and limit its liabilities whereby it may be required to contribute additional non-material sums as part of the remediation of groundwater contamination. The Company (along with many other corporations) is involved in PRP actions for the remediation of two sites in Southington, Connecticut, as a result of the EPA's preliminary assignments of derivative responsibility for the presence of hazardous materials at the Southington sites attributable to two other corporations from whom the Company purchased assets after the hazardous materials had been disposed of at the Southington sites. As a mitigation measure, the Company participated in "de minimis settlement" proceedings at one of the Southington, Connecticut sites. The Company was reimbursed by one company and has made demand of the other for reimbursement. The Company is currently participating as part of a joint defense group in discussions with the EPA for a "de minimis settlement" at the remaining Southington, Connecticut site. Even if all attempts at reimbursement should fail, the obligations of the Company in this matter are not expected to be material to the Company's financial position or the results of operations.


Releases of Hazardous Materials

       There have been releases of hazardous materials on a few parcels of property which are presently owned, leased or operated by the Company. All of such releases occurred prior to the acquisition or occupation of the properties by the Company. All releases have been fully remediated or are in the process of assessment or remediation. In most cases, other parties are responsible for the costs of remediation and the Company is fully indemnified. Based on the information presently available to it, management does not believe that the costs of addressing any of the releases will have a material adverse effect on the Company's financial position or the results of operations.

Changes to Environmental Laws Affecting Operations and Product Design

       The Company's operations and its HVAC products that involve combustion as currently designed and applied entail the risk of future noncompliance with the evolving landscape of Environmental Laws. The cost of complying with the various Environmental Laws is likely to increase over time, and there can be no assurance that the cost of compliance, including changes to manufacturing processes and design changes to current HVAC product offerings that involve atmospheric combustion, will not over the long-term and in the future have a material adverse effect on the Company's results of operations.



Section II.  Discontinued Operations


                              ENGINEERING SEGMENT


       As described  above,  the Company's  Engineering  Segment reported pretax
(Loss) from Discontinued Operations, computed in accordance with APB 30, of ($2,323,000) and ($26,000), for the years 1993 (through August 17, 1993), and
1992, respectively, reflecting the increasing difficulties encountered by this segment as the recessionary climate affecting the environmental services (including laboratory services) market place worsened during these years. Management's decision to sell a substantial portion of this segment to Duquesne Enterprises, Inc. ("Duquesne") in return for $12,000,000, plus an option to sell its remaining interest for $6,000,000 at a future date, together with other contingent considerations, reflected management's judgement at that time that its investment in this non-core segment could be best realized by aligning the business with an enterprise more directly connected to the environmental services market place.

8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                    The Board of Directors and Shareholders'
                                  Mestek, Inc.



       We have audited the accompanying consolidated balance sheet of Mestek, Inc. and subsidiaries as of December 31, 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

       We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mestek, Inc. and subsidiaries as of December 31, 1994, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.

       We have also audited Schedule II of Mestek, Inc. and subsidiaries as of December 31, 1994 and for the year then ended. In our opinion, the schedule presents fairly, in all material respects, the information required to be set forth therein.


Grant Thornton LLP
GRANT THORNTON LLP


Boston, Massachusetts
March 31, 1995

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                    The Board of Directors and Shareholders'
                                  Mestek, Inc.



       We have audited the consolidated balance sheet as of December 31, 1993 and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 1993 of Mestek, Inc. and subsidiaries. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules for each of the years in a two-year period ended December 31, 1993, as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mestek, Inc. and subsidiaries at December 31, 1993, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1993 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



KPMG Peat Marwick LLP
KPMG PEAT MARWICK LLP





Springfield, Massachusetts
April 6, 1994

                                  MESTEK, INC.
                          CONSOLIDATED BALANCE SHEETS
                               As of December 31,



                                               1994                      1993
                             (Dollars in thousands)
ASSETS

Current Assets
   Cash and Cash Equivalents                  $    4,201            $    3,573
   Accounts Receivable - less allowances of
     $1,440 and $1,456                            35,306                43,973
   Unbilled Accounts Receivable                      124                    97
   Inventories                                    32,102                30,175
   Deferred Tax Benefit                            1,088                 1,355
   Other Current Assets                            3,269                 4,787
Total Current Assets                              76,090                83,960

Property and Equipment - net                      18,483                17,299
Equity Investments                                 8,643                 8,643
Property Held for Sale                             5,870                 6,418
Other Assets and Deferred Charges - net           11,344                10,305

   Total Assets                               $  120,430            $  126,625

















See Accompanying Notes to Consolidated Financial Statements



                                                (Continued)

                                  MESTEK, INC.
                    CONSOLIDATED BALANCE SHEETS (continued)
                               As of December 31,



                                          1994                         1993
                                                (Dollars in thousands)


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Current Portion of Long-Term Debt       $    5,337                 $   14,306
Accounts Payable                            14,117                     10,276
Accrued Salaries and Bonuses                 3,008                      3,787
Accrued Commissions                          1,833                      2,618
Progress Billings in Excess of Cost
     and Estimated Earnings                  2,721                      2,108
Other Accrued Liabilities                   12,446                     13,627

Total Current Liabilities                   39,462                     46,722

Long-Term Debt                                 211                      6,554
Deferred Compensation                           25                         32
Total Liabilities                           39,698                     53,308

Shareholders' Equity:
$5.00 Convertible Preferred Stock             -                         7,209
Common Stock - no par, stated value $0.05 per
   share,  9,610,135 and 7,763,338 shares
    issued, respectively                       479                        387
Paid in Capital                             15,434                      8,323
Retained Earnings                           70,559                     61,261
Treasury Shares, at cost (574,424 and
     405,224 common shares, respectively) (  4,808)                  (  3,203)
Cumulative Translation Adjustment         (    932)                  (    660)
Total Shareholders' Equity                  80,732                     73,317

     Total Liabilities and Shareholders'
         Equity                          $ 120,430                  $ 126,625








See Accompanying Notes to Consolidated Financial Statements.


                                                 (Continued)

                                  MESTEK, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                        For the years ended December 31,

                                  1994              1993               1992
                               In thousands, except Earnings Per Common Share)

Net Sales                      $ 209,557         $ 219,175          $ 178,947
Net Service Revenues              14,461            12,211             11,091

Total Revenues                   224,018           231,386            190,038

Cost of Goods Sold               149,180           160,234            129,746
Cost of Service Revenues           8,928             7,798              6,683

Gross Profit                      65,910            63,354             53,609

Selling Expense                   28,282            28,742             26,796
General and Administrative
     Expense                      12,757            14,441             11,187
Engineering Expense                5,734             6,004              5,328

Operating Profit                  19,137            14,167             10,298

Interest Expense                 (   839)         (  1,361)          (  1,177)
Amortization Expense             (    53)         (     55)          (     86)
Other Income (Expense), Net      ( 2,197)         (     61)          (    882)

   Income From Continuing Operations
      Before Income Taxes         16,048            12,690              8,153
Income Taxes                       6,750             5,107              2,743
   Income From Continuing
      Operations                   9,298             7,583              5,410

Discontinued Operations
     (Note 7):
(Loss) From Operations of
Discontinued Segment                   -          (  2,323)          (     26)
Applicable Income Tax Benefit          -               793                  9
                                       -          (  1,530)          (     17)
Loss on Disposal of Discontinued
     Segment                           -          (  2,425)                 -
Applicable Income Tax Benefit          -               637                  -
                                       -          (  1,788)                 -
Income Before Cumulative
     Effect of Change in Accounting
     Method                        9,298             4,265              5,393
Cumulative Effect of Change in
     Accounting Method (Notes 1 and
     9)                                -                 -                430
Net Income                       $ 9,298          $  4,265          $   5,823




See Accompanying Notes to Consolidated Financial Statements.

                                                  (Continued)

                                  MESTEK, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (Continued)
                        For the years ended December 31,




                                          1994         1993        1992
                                              (Dollars in thousands)
Earnings (loss) per Common Share:

Income From Continuing Operations     $  1.02      $   .82       $  .57

(Loss) From Operations of
  Discontinued Segment (Net of
  Applicable Income Tax Benefit)            -         (.17)           -

Loss on Disposal of Discontinued
   Segment (Net of Applicable
   Income Tax Benefit)                      -         (.19)           -

Income Before Cumulative Effect of
   Change in Accounting Method           1.02          .46          .57

Cumulative Effect of Change in
   Accounting Method (Notes 1 and 9)        -            -          .05

     Net Income                       $  1.02      $   .46      $   .62

Weighted Average Shares Outstanding
(in thousands)                          9,137        9,258        9,405









See Accompanying Notes to Consolidated Financial Statements.



                                                 (Continued)



MESTEK, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY For the years ended December 31,
1994, 1993, and 1992

                                         $5.00
                                       Cumulative
                                      Convertible                                                       Cumulative
                                       Preferred      Common      Paid In     Retained     Treasury     Translation
                                         Stock        Stock       Capital     Earnings      Shares      Adjustment      Total
Balance - December 31, 1991            $ 7,313        $ 386       $ 8,220     $ 51,900     $(1,422)     $   -          $ 66,397

Net Income                                                                       5,823                                    5,823
Cash Dividends:
     Convertible Preferred ($5.00
         per share)                                                             (  366)                                 (   366)
Common Stock Repurchased                                                                    (  999)                     (   999)
Conversion of $5.00 Convertible
     Preferred                          (   12)                        12
Cumulative Translation Adjustment                                                                         (  303)       (   303)
Balance - December 31, 1992             $ 7,301       $ 386       $ 8,232     $ 57,357     $(2,421)      $(  303)      $ 70,552

Net Income                                                                       4,265                                    4,265
Cash Dividends:
     Convertible Preferred ($5.00
         per share)                                                            (   361)                                 (   361)
Common Stock Repurchased                                                                    (  782)                     (   782)
Conversion of $5.00 Convertible
     Preferred                           (   92)          1            91                                                     -
Cumulative Translation Adjustment                                                                         (  357)       (   357)
Balance - December 31, 1993              $7,209       $ 387       $ 8,323     $ 61,261     $(3,203)      $(  660)      $ 73,317

Net Income                                                                       9,298                                    9,298
Common Stock Repurchase                                                                     (1,605)                      (1,605)
Conversion of $5.00 Convertible
     Preferred                           (7,203)         92         7,111
Redemption of $5.00 Convertible
     Preferred                           (    6)                                                                         (    6)
Cumulativ        ation Adjustment                                                                         (  272)        (  272)
Balance - December 31, 1994             $     -       $ 479       $15,434     $ 70,559     $(4,808)      $(  932)       $80,732


See Accompanying Notes to Consolidated Financial Statements
                                                                                                                     (Continued)

                                  MESTEK, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the years ended December 31,

                                             1994        1993        1992
                                                (Dollars in thousands)
Cash Flows from Operating Activities:
   Net Income                            $   9,298  $    4,265  $    5,823
Adjustments to Reconcile Net Income
   to Net Cash Provided by Operating
   Activities:
   Depreciation and Amortization             4,712       6,205       6,766
   Provision for Losses on Accounts
     Receivable, net of write offs        (     16}        462         532
Changes in assets and liabilities net
of effects of acquisitions and
dispositions:
   Accounts Receivables                       9,353   (  4,765)        350
   Unbilled Accounts Receivable           (      27   (    590)         79
   Inventory                              (   1,464      4,416         242
   Accounts Payable                           3,841   (  3,492)   (    550)
   Other Current Liabilities              (   2,745)     6,102    (  1,553)
   Progress Billings                            613        429         498
   Deferred Compensation                  (       7)  (     63)   (    417)
   Other                                        797   (  1,616)   (    940)
Net Cash Provided by Operating
Activities                                   24,355     11,353      10,830
Cash Flows from Investing Activities:
   Capital Expenditures                   (   5,160)  (  4,293)   (  3,833)
   Disposition of Property & Equipment            -        853         162
   Acquisition of Businesses and Other
         Assets Net of Cash Acquired       (  1,372)  (  7,449)   ( 19,215)
   Disposition of Business Segment                -     12,000           -
Net Cash Provided by (Used in)
     Investing Activities                  (  6,532)     1,111    ( 22,886)
Cash Flows from Financing Activities:
   Net Borrowings (Repayments) Under
     Revolving Credit Agreement            (  5,866) (     659)      4,810
   Principal Payments Under Long
     Term Debt Obligations                 (  9,446) (  13,535)   (  4,884)
   Proceeds from Issuance of Long
     Term Debt                                    -      3,467      13,909
   Redemption of Redeemable Preferred
         Stock                                    -          -    (    765)
   Redemption of $5.00 Convertible
   Preferred Stock                         (      6)         -           -
   Redemption of Common Stock              (  1,605) (     782)   (    999)
   Dividends Paid                                 -  (     361)   (    366)
Net Cash Provided by (Used in)
Financing Activities                       ( 16,923) (  11,870)     11,705
Net Increase (Decrease) in Cash and
     Cash Equivalents                           900        594    (    351)
Translation effect on Cash                 (    272) (     414)   (    303)
Cash and Cash Equivalents -
Beginning of Year                             3,573      3,393       4,047

Cash and Cash Equivalents -
End of Year                                $  4,201  $   3,573   $   3,393


See Accompanying Notes to Consolidated Financial Statements.

                                  MESTEK, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1. SIGNIFICANT ACCOUNTING POLICIES


Basis of presentation


         The consolidated financial statements include the accounts of Mestek, Inc. and its wholly-owned subsidiaries, collectively referred to as the Company. All material intercompany accounts and transactions have been eliminated in consolidation. As more fully described in Note 7, the Company sold a substantial portion of its interest in its Environmental Engineering Segment during 1993. Accordingly, the operations of this segment are separately presented, in accordance with APB 30, in the accompanying Statements of Income for the years 1993 and 1992, under the heading, (Loss) from Operations of Discontinued Segment.


Revenue recognition and unbilled receivables

         Revenue from product sales is recognized at the time of shipment. Revenue from the computer processing and software development business is recognized on the basis of completed contracts.

         Unbilled receivables represent revenue earned in the current period but not billed to the customer until future dates, usually within one month.

Cash equivalents

         Cash equivalents consisted principally of overnight investments in U.S. Treasury securities with original maturities of three months or less.

Inventories

         Inventories are valued at the lower of cost or market. Cost of inventories is determined principally by the last-in, first-out (LIFO) method.

Property and equipment

         Property and equipment is carried at cost. Depreciation, including amortization of capitalized leases, is computed using the straight-line method (for assets acquired before 1989) and accelerated methods (for assets acquired after 1988) over the estimated useful lives of the assets or the life of the lease, if shorter. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant improvements are capitalized.

Advertising Expense

         Advertising costs are charged to operations as incurred, such charges aggregated $2,426,000, $2,655,000 and $2,192,000 for the years ended December 31, 1994, 1993 and 1992 respectively.

Equity Investments

        The Company's 48.6 percent interest in H. B. Smith Company, Incorporated ("HBS") and 46.8 percent interest in EAFCO, Inc., ("EAFCO"), are accounted for under the equity method.


Research and Development Expense

         Research  and  development   expenses  are  charged  to  operations  as
incurred. Such charges aggregated $537,000, $490,000, and $673,000, for the years ended December 31, 1994, 1993 and 1992, respectively.


Software development Expenses

         The Company's MCS, Inc. subsidiary is in the business of application software and systems development. Statement of Financial Accounting Standards No. 86 requires that development costs incurred subsequent to the establishment of technological feasibility for the product be capitalized, however, the Company does not believe that such amounts are material to the consolidated financial statements. Accordingly, all development costs are charged to expense as incurred. Such charges aggregated $910,000, $702,000, and $695,800, during 1994, 1993, and 1992, respectively.


Treasury shares

         Common stock held in the Company's treasury has been recorded at cost.


Earnings per common share

         Earnings per share have been computed based upon the average number of common shares outstanding giving effect, where dilutive, to common shares which would be issued upon conversion of the $5.00 Convertible Preferred Stock.


Postretirement and Postemployment benefits

         In 1990, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The Statement is effective for fiscal years beginning after December 15, 1992. The Company does not provide significant postretirement benefits and adoption of the Statement in 1993 did not have a material effect on the consolidated financial statements.

         In 1992, the FASB issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Post Employment Benefits". This Statement is effective for fiscal years beginning after December 15, 1993. The Company does not provide significant postemployment benefits and adoption of this Statement on January 1, 1994 did not have a material effect on the consolidated financial statements.


Currency Translation

         Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at exchange rates prevailing on the balance sheet date. Results of operations denominated in foreign currencies are translated into U.S. dollars at average exchange rates. Adjustments resulting from such translations are excluded from the determination of income and are accumulated in a separate component of shareholders' equity.


Income Taxes

         In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", ("Statement 109"). Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         Effective January 1, 1992, the Company adopted Statement 109 and has reported the cumulative effect of that change in the method of accounting for income taxes in the 1992 consolidated statement of income.


Property Held for Sale

         The consolidated financial statements include, under the heading Property Held for Sale, manufacturing facilities in Northvale, New Jersey and Scranton, Pennsylvania. These properties are carried at cost which is less than estimated net realizable values.

2. BUSINESS ACQUISITIONS

         On November 1, 1994, pursuant to a motion approved by the United States Bankruptcy Court for the District of New Mexico, the Company acquired substantially all of the inventory, accounts receivable, and fixed tangible and intangible assets of Aztec Sensible Cooling, Inc. (Aztec) a manufacturer of evaporative cooling and other custom air handling equipment in Albuquerque, New Mexico. The purchase price for the assets acquired, was $1,372,000.


         This acquisition was accounted for as a purchase. Accordingly, the Company has included the results of this acquired business in its consolidated statement of operations for the period starting with the acquisition date. Supplemental proforma information is not deemed meaningful in that the transaction is not material to the financial statements of the Company taken as a whole.


3. INVENTORIES

Inventories consisted of the following at December 31:



                                           1994                   1993
                                           ----                   ----

       Raw materials                   $ 17,524,000          $ 17,188,000
       Work-in-progress                  13,441,000             9,415,000
       Finished goods                     8,241,000             9,563,000
                                       ------------          ------------
                                         39,206,000            36,166,000
       Less provision for LIFO
         method of valuation              7,104,000             5,991,000
                                       ------------          ------------
                                       $ 32,102,000          $ 30,175,000
                                       ============          ============


       Progress billings exceeded related contract costs by $2,721,000, and $2,108,000 at December 31, 1994 and 1993, respectively. As such, these amounts are reported as deferred income in the accompanying consolidated financial statements.

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:


                                                                    Depreciation
                                                               and Amortization
                                                               Estimated Useful
                                       1994           1993          Lives
                                       ----           ----       -----------

       Land                       $   750,000   $     750,000
       Buildings                   10,662,000       9,805,000    15 - 31 years
       Leasehold Improvements       2,873,000       2,492,000    10 - 31 years
       Equipment                   34,442,000      30,456,000     3 - 10 years
                                 ------------    ------------

                                   48,727,000      43,503,000
       Accumulated Depreciation   (30,244,000)    (26,204,000)
                                 ------------    ------------

                                 $ 18,483,000    $ 17,299,000
                                 ============    ============



       The above amounts include $1,370,000, and $267,000 at December 31, 1994 and December 31, 1993, respectively, in assets that had not yet been placed in service by the Company. No depreciation was recorded in the related periods for these assets.

       Of the long-term debt described in Note 6, approximately $2,148,000, and $2,946,000 was secured by certain of the assets included above as of December 31, 1994 and December 31, 1993, respectively.

       Depreciation and leasehold amortization expense for the years ended December 31, 1994, 1993, and 1992 aggregated $4,669,000, (reduced due to the effect of Discontinued Operations), $6,205,000, and $6,766,000, respectively.


5. EQUITY  INVESTMENTS

       H. B. Smith Company Incorporated (HBS)

         As of December 31, 1992, the Company's investment in HBS was reduced to zero reflecting the Company's equity in HBS' cumulative losses. The Company has no obligation to fund future HBS operating losses.

       Eafco, Inc. (EAFCO)

       On April 7, 1993, the Company acquired a 46.8% interest in EAFCO, Inc., (EAFCO), a Pennsylvania company, located in Boyertown, Pennsylvania in return for cash, notes and certain items of foundry equipment valued in total at $8,643,000.

       EAFCO produces cast iron boiler sections for the boiler industry. EAFCO used a portion of the proceeds to modernize its foundry facilities and equipment and began supplying cast iron boiler sections for use in Mestek's boiler subsidiaries in 1993. This investment is accounted for in accordance with the equity method of accounting. The Company reported its share of EAFCO's operating results, which were not material, in Other Income (Expense) in the consolidated financial statements in 1994 and 1993.

       The Company purchases approximately $18,000,000 on an annualized basis from Eafco and HBS together. The Company's net receivable from Eafco and HBS together as of December 31, 1994 was $1,474,000.


6. LONG-TERM DEBT

       Long-term debt consisted of the following at December 31:

                                                   1994            1993
                                                   ----            ----

       Senior Notes                            $ 1,000,000    $  3,000,000
       Revolving Loan Agreement                     -            5,866,000
       Note Payable Bank                            -            5,000,000
       Notes Payable American Standard Inc.      1,903,000       4,273,000
       Note Payable Eafco, Inc.                  2,400,000       2,400,000
       Other Bonds and Notes Payable               245,000         321,000
                                               -----------    ------------

                                                 5,548,000      20,860,000
       Less Current Maturities                   5,337,000      14,306,000
                                               -----------    ------------

                                               $   211,000    $  6,554,000
                                               ===========    ============


       Senior Notes - On July 1, 1987, the Company executed a Note Agreement with a major insurance company under which the Company issued $10,000,000 of 9.75% unsecured Senior Notes. Interest is payable quarterly. Principal is payable in ten annual installments of $1,000,000. These funds were used to pay down the then outstanding balance under the Revolving Loan Agreement.

       Revolving Loan Agreement - On January 1, 1992, the Company entered into a Revolving Loan Agreement and Letter of Credit Facility (the "Agreement") with a commercial bank. The Agreement, originally set to expire January 1, 1993, was extended through April 30, 1995. For the period ending April 30, 1995, the Agreement provides $38 million of unsecured revolving credit and standby letter of credit capacity. Borrowings under the Agreement bear interest, at the discretion of the borrower, at a floating rate based on the bank's prime rate less .75%, or LIBOR plus a negotiated spread, and may be used for working capital or acquisition purposes, or to retire previously incurred debt. No borrowings were outstanding at December 31, 1994. Commitment fees on letters of credit are 3/4% annually. Outstanding letters of credit, principally related to the Company's insurance programs, aggregated $3,827,000, at December 31, 1994.

       Notes Payable American Standard Inc. - On December 22, 1992 the Company executed several non-interest bearing notes in connection with the purchase of certain assets from American Standard Inc. The notes, after giving effect to certain adjustments contemplated there-in, are reflected in the Consolidated Financial Statements net of imputed interest. The final installment on the notes of $1,903,000 was paid on January 1, 1995.

       The interest rate assumed in computing the imputed interest adjustment was 5.25%, representing the Company's incremental cost of funds as of December 22, 1992.

       Note Payable Eafco, Inc. - On April 7, 1993, the Company executed an unsecured promissory note in the amount of $2,400,000 in connection with the acquisition of a 46.8% interest in Eafco as more fully described in Note 5 to the Consolidated Financial Statements. Borrowings under the note, which matured and were paid on January 5, 1995, bore interest at the prime rate of interest on a floating basis.

       Other Bonds and Notes Payable - The Company is obligated under the terms of an Industrial Revenue Bond (the Bond) secured by its facility in Wyalusing, Pennsylvania. The Bond bears interest at 5% and matures on July 25, 2001. The outstanding balance under the Bond at December 31, 1994 was $245,000.

       The Company is also obligated under outstanding letters of credit at December 31, 1994 issued by ABN Amro Bank related to the Company's insurance programs totalling $1,444,178.

       The loan agreements related to the Senior Notes, and the Revolving Loan Agreement, contain financial covenants which require that the Company maintain certain current ratios, working capital amounts, capital bases and leverage ratios. These agreements also contain restrictions regarding the creation of indebtedness, the occurrence of mergers or consolidations, the sale of subsidiary stock, and the payment of dividends in excess of 50% of net income.

       Cash paid for interest on borrowings during 1994, 1993 and 1992 amounted to $839,000, $1,535,000, and $1,608,000, respectively.

       Maturities of long-term debt in each of the next five years are as follows:


                                                 1995 - $5,337,000
                                                 1996 - $   36,000
                                                 1997 - $   38,000
                                                 1998 - $   40,000
                                                 1999 - $   42,000

       It is management's intention, upon expiration of the Revolving Loan Agreement on April 30, 1995 to extend or otherwise negotiate a similar financing agreement for its future capital needs.

       The fair value of the Company's long-term debt is estimated based on the current interest rates offered to the Company for debt of the same remaining maturities. Management believes the carrying value of the debt approximates its fair value as of December 31, 1994.


7. DISCONTINUED OPERATIONS

       On August 17, 1993, the Company completed the sale of 70% of the outstanding common stock of its Chester Environmental, Inc. subsidiary (Chester) to Duquesne Enterprises, Inc. (Duquesne), a Pennsylvania corporation headquartered in Pittsburgh, Pennsylvania. The Company received $12,000,000 plus certain "put" rights exercisable at various dates through 1999 which enable the Company, at its option, to sell its remaining 30% interest for a minimum of $6,000,000. The Company has accounted for the transaction as a disposal of a business segment in accordance with APB 30. Accordingly, the Company recorded a loss (Loss on Disposal of Discontinued Segment) on the sale which, together with the effect of writing its remaining investment down to $6,000,000, amounted to $1,788,000, net of a related tax benefit of $637,000. The operations of Chester are separately reported in accordance with APB 30 in the accompanying Consolidated Statements of Income for the years 1993 and 1992 under the heading
(Loss) from Operations of Discontinued Segment. For this purpose the operations of Chester are included only through the date of sale, August 17, 1993. Subsequent to this date, the Company accounts for its remaining investment in Chester, which is included in Other Assets and Deferred Charges, under the cost method of accounting, since the Company does not have the ability to exert significant influence over the operations or financial policies of Chester. The "put" rights received by the Company also allow the Company, under certain circumstances, at its option, to sell its remaining interest for $8,000,000. No value was assigned to this additional consideration in the computation of the Loss on Disposal of Discontinued Segment. Also, under the terms of the Agreement of Sale, Duquesne received a "call" right which enables it to purchase, at its option, the Company's remaining interest for $12,000,000. Interest expense has been allocated to the Loss from Discontinued Operations for the years 1993 and 1992 based upon the ratio of net assets (defined as average total assets less average non-interest bearing indebtedness) of the discontinued segment to consolidated net assets. Corporate general and administrative expenses originally allocated to the Discontinued Segment totaling $310,000 and $523,000, for the years 1993 and 1992 respectively, have been reallocated to the HVAC Segment in the accompanying Consolidated Statements of Income in accordance with APB 30. Revenues of the discontinued segment totaled $28,147,000 and $52,763,000 for 1993 (through August 17, 1993) and 1992, respectively.

8. SHAREHOLDERS' EQUITY

       The Company has authorized common stock of 20,000,000 shares with no par value, and a stated value of $0.05 per share. As of December 31, 1994, John E. Reed, Chairman, President and CEO of the Company and Stewart B. Reed, Executive Vice President of the Company and son of John E. Reed, together beneficially own a majority of the outstanding shares of the Company's common stock.

       The Company has authorized 250,000 shares of $5.00 convertible noncumulative, nonvoting preferred stock with a par value of $100 per share (the "Convertible Preferred"). 73,260 shares of the Convertible Preferred were issued on July 31, 1986. The Convertible Preferred was convertible into a total of 1,878,462 shares of Mestek common stock, subject to certain antidilution provisions. As of December 31, 1993, 1,170 of the preferred shares had been converted into 29,993 shares of Mestek common. The remaining Convertible Preferred was redeemable at the option of the Company at par value plus any declared but unpaid dividends, any time after July 31, 1993. Pursuant to a notice of redemption dated April 22, 1994, all but 64 shares of the Convertible Preferred were converted into 1,838,259 shares of Common Stock of the Company. The remaining 64 shares of Convertible Preferred were redeemed on June 24, 1994.


9. INCOME TAXES

       The Company adopted FAS 109, "Accounting for Income Taxes", as of January 1, 1992. The cumulative benefit of this change in accounting for income taxes, $430,000, is determined as of January 1, 1992 and is reported separately in the Consolidated Statements of Income for the year ended December 31, 1992. Income before income taxes included foreign earnings (losses) of ($606,000), ($449,000) and ($1,431,000) in 1994, 1993, and 1992, respectively. Income tax expense (benefit) from continuing operations consisted of the following:

                                    1994             1993             1992
                                    ----             ----             ----
       Federal income tax:
          Current              $  5,298,000     $  4,052,000      $  2,657,000
          Deferred              (    89,000)     (   249,000)      (   127,000)
       State income tax:
          Current                 1,534,000        1,306,000           937,000
          Deferred              (     5,000)     (    36,000)      (   150,000)
       Foreign income tax:
          Current                    12,000                -       (   255,000)
          Deferred                      -0-           34,000       (   319,000)
                               ------------     ------------      ------------

       Income taxes from
          Continuing Operations$  6,750,000     $  5,107,000      $  2,743,000
                               ============     ============      ============


       Total income tax expense for continuing operations differed from "expected" income tax expense, computed by applying the U.S. federal income tax rate of 35 percent (34 percent prior to 1994) to earnings before income tax, as follows:

                                          1994         1993          1992
                                          ----         ----          ----

Computed "expected"  income tax      $ 5,617,000   $ 4,314,000    $ 2,772,000
State Income tax, net of
       federal tax benefit               994,000       838,000        519,000
Benefit of foreign loss not
       allocated to income statement     212,000             -              -
Foreign tax rate differential         (   82,000)   (  152,000)    (   88,000)
Reduction in prior year over
       accrual                                 -             -     (  478,000)
Change in beginning year balance
     of the valuation allowance for
     deferred tax assets allocated
       to income tax expense                   -       195,000              -
Other - net                                9,000     (  88,000)        18,000
                                     -----------   -----------   ------------

Income Taxes                         $ 6,750,000   $ 5,107,000     $ 2,743,000
                                     ===========   ===========     ===========

       A  deferred   income  tax  (expense)   benefit   results  from  temporary
differences in the recognition of income and expense for income tax and financial reporting purposes. The components of and changes in the net deferred tax assets (liability) which give rise to this deferred income tax (expense) benefit for the year ended December 31, 1994 are as follows:

                                                        Change
                                       December 31,   (Expense)    December 31,
                                          1993         Benefit         1994
                                          ----         -------         ----
Deferred Tax Assets:
Warranty Reserve                    $    367,000   $   263,000    $   630,000
Deferred Compensation                     13,000    (   13,000)           -0-
Compensated Absences                     418,000       104,000        522,000
Inventory Valuation                      281,000         2,000        283,000
Accounts Receivable Valuation            572,000        50,000        622,000
Self-Insurance                           140,000    (  140,000)           -0-
Capital Loss Carryforward                494,000    (  171,000)       323,000
State Tax Operating Loss
   Carryforward                          155,000    (   55,000)       100,000
Foreign Tax Operating
   Carryforward                          480,000       224,000        704,000
Deferred Income on Sale of Assets
    to Nonconsolidated Investees         213,000           -0-        213,000
                                     -----------   -----------    -----------

Total Gross Deferred Tax Assets        3,133,000       264,000      3,397,000
Less Valuation Allowance              (  195,000)          -0-     (  195,000)

       Net Deferred Tax Assets         2,938,000       264,000      3,202,000
                                     -----------   -----------    -----------

Deferred Tax Liabilities:
Prepaid Expenses                      (  449,000)   (  204,000)    (  653,000)
Depreciation                          (  588,000)      145,000     (  443,000)
Other                                 (   87,000)   (  299,000)    (  386,000)
                                     -----------   -----------    -----------

       Net Deferred Tax Liabilities   (1,124,000)   (  358,000)    (1,482,000)
                                     -----------   -----------    -----------

       Total Deferred Tax Asset      $ 1,814,000    $(  94,000)   $ 1,720,000
                                     ===========   ===========    ===========

       A valuation allowance of $195,000 was established at December 31, 1993. This allowance reflects uncertainties as to the realization of a portion of the foreign tax operating loss carryforward identified above. At December 31, 1994, no valuation allowance has been established relative to the remaining foreign tax operating loss carryforward, state tax operating loss carryforward, or capital loss carryforward. It is management's belief that it is more likely than not that these carryforwards will be utilized prior to their expiration. The Company has available to it a number of tax planning opportunities which support this conclusion.

       At December 31, 1994, the Company has state tax operating loss, foreign tax operating loss and capital loss carryforwards of approximately $2,115,000, $1,409,000, and $797,000, respectively, which are available to reduce future income taxes payable, subject to applicable "carryforward" rules and limitations. These losses begin expiring approximately as follows:


                           State            Foreign               Capital

       1997             $  470,000         $   -                 $  797,000
       2007              1,645,000          1,409,000                -
                        ----------         ----------            ----------
                        $2,115,000         $1,409,000            $  797,000
                        ==========         ==========            ==========


       Cash paid for income taxes during 1994, 1993, and 1992, amounted to $5,990,000, $1,889,000, and $4,026,000, respectively.


10. LEASES

       The Company leases various manufacturing facilities and equipment from companies owned by certain officers and directors of the Company, either directly or indirectly, through affiliates. The leases generally provide that the Company will bear the cost of property taxes and insurance.

       Details of the principal operating leases with related parties as of December 31, 1994 are as follows:


                                                          Basic
                                     Date                 Annual      Minimum
                                      of                  Rental      Future
                                    Lease      Term     for 1994      Rentals
                                    -----      ----     --------      -------

Sterling Realty Trust
Land and Building - Main           12/17/84   15 years  $  192,000  $  960,000
Land and Building - Engineering    07/01/83   15 years      42,000     147,000
Land and Building - South Complex  01/01/94   15 years     256,800   3,595,200
Machinery & Equipment              01/01/93   15 years      41,460     124,380
(Westfield, Farmville and Wrens
     Locations)

Machinery Rental
Machinery & Equipment              01/01/93    5 years     223,980     671,940
(Westfield, Farmville, Wrens,
     South Windsor and Clinton Locations)

Elizabeth C. Reed Trust
Machinery & Equipment              01/01/93    5 years      14,100      42,300



Production Realty
Land and Building                     N/A      monthly      26,400       2,200
Machinery & Equipment                 N/A      monthly      41,400       3,450

Rudbeek Realty Corp.
(Farmville Location)               11/02/92    6 years     324,000   1,296,000

MacKeeber
(South Windsor Location)           07/01/90 14.5 years     554,100   6,468,465



     Rent expense for operating leases, including those with related parties, was $2,433,000, (reduced due to the effect of Discontinued Operations), $4,699,000, and $5,250,000, for the years ended December 31, 1994, , 1993 and
1992, respectively.

     Future minimum lease payments under all noncancelable leases as of December 31, 1994 are as follows:


                                                   Operating
       Year Ending December 31,                      Leases

                  1995                            $ 2,140,000
                  1996                              2,093,000
                  1997                              2,060,000
                  1998                              1,738,000
                  1999                              1,429,000
            After 1999                              5,875,000
                                                  -----------

       Total minimum lease payments               $15,335,000


11. EMPLOYEE BENEFIT PLANS

       The Company maintains a non-contributory profit-sharing plan covering all eligible employees. Contributions to the plan were $789,000, $755,000, and $685,000, for the years ended December 31, 1994, 1993, and 1992, respectively. Assets of the plan were $8,286,000, $8,449,000, and $7,271,000, at December 31,
1994, 1993, and 1992, respectively. Contributions to the Plan are defined as 3.0% of gross wages up to the current Old Age, Survivors, and Disability,

(OASDI), limit and 6.0% of the excess over the Old Age, Survivors, and Disability, (OASDI), limit, subject to the maximum allowed under the Employee Retirement Income Security Act, (ERISA). The plan's vesting terms are 20% vesting after 3 years of service, 40% after 4 years, 60% after 5 years, 80% after 6 years, and 100% vesting after 7 years.

       In addition to the profit-sharing plan, the Company also offers the following defined contribution benefit plans:

       A Retirement Savings Plan is offered to employees covered under regional collective bargaining agreements. Service eligibility requirements differ by division and collective bargaining agreement. Participants may elect to have up to 15% of their compensation withheld, up to the maximum allowed by the Internal Revenue Code. Participants may also elect to make nondeductible voluntary contributions up to an additional 10% of their gross earnings each year within the legal limits. The Company contributes differing amounts depending upon the division's collective bargaining agreement. Contributions are funded on a current basis. Contributions to the Plan were $176,000, $178,000 and $131,000, for the years ended December 31, 1994, 1993, and 1992, respectively.

       A 401(K) Plan is offered to salaried employees not covered by a collective bargaining agreement, who chose to participate, and who have at least one year of 1,000 hours or more of service at the time of participation. Participants may elect to have up to 15% of their compensation withheld, up to the maximum allowed by the Internal Revenue Code. Participants may also elect to make nondeductible voluntary contributions up to an additional 10% of their gross earnings each year within the legal limits. The Company contributes $.025 of each $1.00 deferred by participants and deposited to the Plan not to exceed 1.50% of an employee's compensation. The Company does not match any amounts for withholdings from participants in excess of 6.00% of their compensation or for any nondeductible voluntary contributions. Contributions are funded on a current basis. Contributions to the Plan were $212,000, $197,000, and $170,000 for the years ended December 1994, 1993, and 1992, respectively.

       One of the Company's subsidiaries maintains a defined contribution target benefit pension plan which covers substantially all of it's employees. The Internal Revenue Service has issued a favorable determination letter for this plan. Pension costs are accrued annually based on contributions earned by participants under plan provisions as determined by an independent actuary. The total expense related to this pension plan for the twelve months ended December 31, 1994, 1993, and 1992 was $59,000, $48,000, and $51,000, respectively.

       The Company maintains bonus plans for its officers and other key employees. The plans generally allow for annual bonuses for individual employees based upon the operating results of related profit centers in excess of a percentage of the Company's investment in the respective profit centers. The Company also has employment agreements with certain executive officers.

12. COMMITMENTS AND CONTINGENCIES

       Mestek and its subsidiaries are subject to several legal actions and proceedings in which various monetary claims are asserted. Management, after consultation with its corporate counsel and outside counsel, does not anticipate that any ultimate liability arising out of all such litigation and proceedings will have a material adverse effect on the financial condition of the Company.

       David R. Macdonald, a member of the Company's Board of Directors, is a partner in the law firm of Baker & McKenzie. Management from time to time retains Baker & McKenzie to perform legal services for the Company. Amounts paid for such services aggregated $93,000, $378,000, and $659,000, for the years ended December 31, 1994, 1993, and 1992, respectively.

The Company is obligated as guarantor with respect to the debt of MacKeeber Associates Limited Partnership, a Connecticut Limited Partnership, under an Industrial Development Bond issued in 1984 by the Connecticut Development Authority. The balance outstanding under the bond as of December 31, 1994 was $1,498,000.


13. SEGMENT INFORMATION

       The Company has historically operated in the following segments: heating, ventilating and air conditioning equipment ("HVAC"); environmental engineering and consulting services ("Engineering"); computer software development and system design ("Computer Systems"); and the manufacture of coil handling equipment ("Coil Handling Equipment").

       The HVAC segment includes the design and manufacture primarily of residential, commercial and industrial hydronic heat distribution products, including finned-tube and baseboard radiation equipment, gas-fired heating and ventilating equipment, air damper equipment and related products used in air distribution.

       The Computer Systems segment includes computer processing services, sale and installation of computer systems including software development and design.

       The Coil Handling Equipment segment includes the design and manufacture of coil stock handling devices such as coil straighteners, feeders and other shaping equipment.

       Intersegment sales are not significant. Operating income is defined as net sales directly related to a segment's operations, less operating expenses. Identifiable assets by segments are those assets used in the operations of that segment. The Company has not identified any of its assets as corporate assets.

       The following table presents segment information for the years ended December 31, 1994, 1993, and 1992. Segment information reflecting the operations of acquired businesses is shown only for the periods following acquisition. Segment information for the Engineering segment is excluded from this table due to the disposition of this segment in 1993, as more fully explained in Note 7.

       Also, Operating Profit has been adjusted in 1993 and 1992 to give effect to the reclassification of corporate overhead originally charged to the Engineering segment in accordance with APB 30.


                                    1994             1993             1992
                                    ----             ----             ----
                                             (Dollars in thousands)
Total Revenues
     HVAC                        $ 200,445         $ 213,106        $ 172,903
     Computer Systems               14,461            12,211           10,834
     Coil Handling Equipment         9,112             6,069            6,301
                                 ---------         ---------        ---------

     Total Revenues              $ 224,018         $ 231,386        $ 190,038
                                 =========         =========        =========

 Operating Profit
     HVAC                           15,310            12,335            8,259
     Computer Systems                2,244             1,374            1,448
     Coil Handling Equipment         1,583               458              591
                                 ---------         ---------        ---------

     Total Operating Profit      $  19,137         $  14,167        $  10,298
                                 =========         =========        =========


     Other information regarding the segments for the years 1994, 1993, and 1992 is as follows:


                                                        1994

                                 Identifiable     Capital       Depreciation
                                    assets      expenditures       expense
                                           (Dollars in thousands)

     HVAC                          $ 106,011      $   4,635       $   4,516
     Engineering                       6,000              0               0
     Computer Systems                  4,866            135              62
     Coil Handling Equipment           3,553            390              91
                                   ---------      ---------       ---------
         Total                     $ 120,430      $   5,160       $   4,669
                                   =========      =========       =========



                                                        1993

                                 Identifiable      Capital       Depreciation
                                    assets      expenditures        expense
                                           (Dollars in thousands)

     HVAC                        $   112,963   $      3,590     $     4,284
     Engineering                       6,000            622           1,749
     Computer Systems                  3,947             39              55
     Coil Handling Equipment           3,715             42              65
                                 -----------   ------------     -----------

         Total                   $   126,625   $      4,293     $     6,153
                                 ===========   ============     ===========

                                                     1992

                                  Identifiable      Capital     Depreciation
                                     assets      expenditures      expense
                                              (Dollars in thousands)

     HVAC                         $  102,233      $    3,535      $    4,089
     Engineering                      27,065             207           2,507
     Computer Systems                  4,444              69              58
     Coil Handling Equipment           3,416              22              71
                                  ----------      ----------     -----------
         Total                    $  137,158      $    3,833     $     6,725
                                  ==========      ==========     ===========



     The Company sells its HVAC products primarily to contractors, installers, and end users in the construction industry, wholesale distributors, and original equipment manufacturers. At December 31, 1994 and 1993, accounts receivable, net of allowances, for the HVAC segment totaled $30,837,000, and $40,900,000, respectively. These receivables are generally of high quality, and the Company's history is that losses from bad debts are not excessive. Management believes that established reserves at December 31, 1994 are adequate to absorb any such losses.


14. SELECTED QUARTERLY  INFORMATION (UNAUDITED)

     The table below sets forth selected quarterly information for each full quarter of 1994 and 1993. (Dollars in thousands except per common share amounts).


1994                        1st            2nd            3rd           4th
- ----
                          Quarter        Quarter         Quarter       Quarter

Total Revenues            $50,043        $46,155         $64,738       $63,082
Gross Profit              $14,391        $13,420         $18,267       $19,832

Net Income                $ 1,722        $ 1,595         $ 2,829       $ 3,152
Per Common Share:
     Net Income           $   .19        $   .17         $   .31       $   .35



                            1st            2nd             3rd           4th
1993                      Quarter        Quarter         Quarter       Quarter
- ----                      -------        -------         -------       -------

Total Revenues            $49,925 (1)    $47,980 (1)     $62,851       $70,630
Gross Profit              $13,742 (1)    $12,905 (1)     $16,865       $19,842

Net Income                $ 1,039        $ 1,110         $   391       $ 1,725
Per Common Share
   Net Income             $   .11        $   .12         $   .04       $   .19

(1) Total Revenues and Gross Profit for the first and second quarters of 1993 have been restated to reflect the reclassification of operating results of the Company's Engineering segment to (Loss) From Operations of Discontinued Segment, as more fully explained in the Note 7 to the Consolidated Financial Statements.


15. COMMON STOCK BUYBACK PROGRAM

     In 1994 and 1993 the Company continued its program of selective "open-market" purchases of common shares, originally announced in 1990. 169,200 and 85,773 of such shares were acquired in 1994 and 1993, respectively. In addition, in 1993 5,054 shares were acquired by the Company under a common stock buy back program for holders of fewer than 100 shares. All such shares are accounted for as treasury shares at December 31, 1994 and 1993, respectively.


16. OTHER TRANSACTIONS

     On March 3, 1995, the Company, through its Delaware-based subsidiary, West Homestead Joint Venture Corporation, concluded the sale of its remaining 30% partnership interest in Mesta International (formerly Mesta Engineering Company) to Shougang Mechanical Equipment Co. of Pennsylvania, Inc., a U.S. subsidiary of a Chinese industrial company, for $850,000 in cash and the assumption of all liabilities of Mesta International. The Company will report a gain on the transaction in 1995 of approximately $850,000.

                                    PART III

     With respect to items 10 through 13, the company will file with the Securities and Exchange Commission, within 120 days of the close of its fiscal year, a definitive proxy statement pursuant to Regulation 14-A.



Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors of the Company will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held May 24, 1995, and to the extent required, is incorporated herein by reference. Information regarding executive officers of the Company is forth under the caption "Executive Officers".


Item 11 - EXECUTIVE COMPENSATION

     Information regarding executive compensation will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held May 24, 1995, and, to the extent required, is incorporated herein by reference.

     The report of the Compensation Committee of the Board of Directors of the Company shall not be deemed incorporated by reference by any general statement incorporating by reference the proxy statement into any filing under the Securities Exchange Act of 1934, and shall not otherwise be deemed filed under such Act.


Item 12 - Security Ownership of Certain Beneficial Owners and Management

     Information regarding security ownership of certain beneficial owners and management will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held May 24, 1995, and, to the extent required, is incorporated herein by reference.


Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held May 24, 1995, and, to the extent required, is incorporated herein by reference.

                                    PART IV


Item 14 - EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K


                                     INDEX
                                                                        Pages of
                                                                     this report


Independent Auditors' Report                                    Pages 20 - 21

Financial Statements:

(a)(1) Consolidated Balance Sheets as of December 31, 1994
       and 1993                                                 Pages 22 - 23

   Consolidated Statements of Income for the Years Ended
   December 31, 1994, 1993, and 1992                            Pages 24 - 25

   Consolidated Statements of Shareholders' Equity for
   the Years Ended December 31, 1994, 1993, and 1992            Page       26

   Consolidated Statements of Cash Flows for the Years
   Ended December 31, 1994, 1993, and 1992                      Page       27

   Notes to the Consolidated Financial Statements               Pages 28 - 44
  (a)(2)  Financial Statement Schedules

    II. Valuation and Qualifying Accounts Page 48 All other financial statement schedules required by Item 14(a)(2) have been omitted because they are inapplicable or because the required information has been included in the consolidated financial statements or notes thereto.

   (a)(3)   Exhibits
   The Exhibit Index is set forth on Pages 49 thru 51

   (b) No reports were filed on Form 8-K during the three months ended December 31, 1994.


       No annual report to security holders as of December 31, 1994 had been sent to security holders and no proxy statement, form of proxy or other proxy soliciting material has been sent by the registrant to more than ten of the registrant's security holders with respect to any annual or other meeting of security holders held or to be held in 1995. Such annual report to security holders, proxy statement or form of proxy will be furnished to security holders subsequent to the filing of this Annual Report on Form 10-K.

                                  MESTEK, INC.
                       Valuation and Qualifying Accounts
                  Years ended December 31, 1994, 1993 and 1992



                              Charged   Charged
                    Bal. at   to cost   to other                         Bal.
                    at Beg.     and      Accts.   Other      Deduct.    at end
 Year  Description  of Year   expense   (Desc.)  (Desc.)     (Desc.)    of Year
 ----  -----------  -------   -------   -------  -------     -------   -------

 1994  Allowance
       for doubtful
       accounts     $1,456   $   248    $  -    $    -      $   264(2)   $1,440


 1993  Allowance
       for doubtful
       accounts     $1,455    $1,071   $   -    $(  350)(1) $   720(2)   $1,456


 1992  Allowance
       for doubtful
       accounts     $  923    $  788   $   -    $ 1,043 (3) $ 1,299(2)   $1,455




   (1) Includes recoveries of amounts previously written-off and eliminated reserve due to sale of Chester.

   (2) Bad debts written off.

   (3) Includes recoveries of amounts previously written-off and allowances for doubtful accounts of acquired companies.

                                 EXHIBIT INDEX

     Those Documents Followed By A Paranthetical Notation Are Incorporated Herein By Reference To Previous Filings With The Securities And Exchange Commission As Set Forth Below.

Exhibit No.
Description
****************
     3.1 Restated  Articles of Incorporation of Mestek,  Inc.          (A)

     3.2 By-laws of Mestek,  Inc. as amended through April 1, 1993     (G)

     9.1 Agreement dated April 13, 1976  between  John E. Reed and
         Stewart B. Reed                                               (B)

    10.1 Amended and Restated Revolving Loan Agreement and Letter of Credit facility between Mestek,Inc. and BayBank dated April 30, 1994

    10.2 Mestek, Inc.(formerly Reed National Corp.) Deferred Profit
         Sharing Plan                                                  (B)

    10.3 Employment  Agreement dated January 1, 1982 between Mestek
         and Stewart B. Reed                                           (B)

    10.4 Employment  Agreement dated January 1, 1982 between Mestek    (B)
         and  John E. Reed

    10.5 Lease dated July 1, 1983 between Sterling Realty Trust(lessor)
         and Mestek Inc. (lessee)                                      (G)

    10.6 Lease dated December 17, 1984 between Mestek (lessee) and Sterling Realty Trust(lessor), as amended on November 1, 1991 (G)

    10.7 Lease dated January 1, 1994 between Mestek (lessee) and Sterling
         Realty Trust(lessor)                                          (G)

    10.8 Amended lease dated as of November 2, 1992 between Mestek
        (lessee)and Rudbeek Realty Corp. (lessor)                      (G)

    10.9 Amended lease dated as of July 1, 1990 between Vulcan Radiator Corporation (lessee) and MacKeeber Associates Limited Partnership (lessor) (G)

   10.10 Equipment Lease Agreement dated January 1, 1993, between
         Mestek (lessee) and Sterling  Realty  Trust (lessor)          (G)

   10.11 Loan Agreement dated as of December 1, 1984 among
         Reed National  Corp.,  Rudbeek  Realty Corp. and The Pitt
         County Industrial  Facilities and Pollution Control
         Financing  Authority and the Promissory  Notes  thereunder, two Guaranty  Agreements dated as of December 1, 1984
         between Reed National  Corp.,  NCNB National  Bank of
         North  Carolina,  and Rudbeek  Realty  Corp.                  (B)

   10.12 Loan  Agreement dated as of May 1, 1984 among the
         Connecticut Development Authority (the "CDA"), MacKeeber
         Limited Partnership, Vulcan Radiator Corporation and the
         Promissory Notes thereunder; Guaranty of Vulcan Radiator
         Corporation and Reed National Corp. to the Connecticut
         Bank and Trust Company,  N.A.                                 (B)

   10.13 Note Agreement dated as of July 1, 1987 between Mestek,
         Inc. and Massachusetts Mutual Life Insurance Company.         (C)

   10.14 Indemnification Agreements entered into between Mestek,
         Inc. and its Directors and Officers and the Directors
         of its wholly-owned subsidiaries incorporated by
         reference as provided herein, except as set forth in the
         attached schedule                                             (F)

   10.15 Acquisition Agreement dated July 29, 1993 for the Purchase of Stock of Chester Environmental, Inc. between Duquesne
         Enterprises Inc. and Mestek, Inc.                             (G)

   10.16 Amended Asset Purchase Agreement dated March 26, 1992
         between Mestek, Inc. and Mechanical Specialties, Inc.         (D)

   10.17 Agreement for the Purchase and Sale of Assets dated
         December 22, 1992 between Peritek, Inc. and American
         Standard Inc.; and Agreement for Purchase and Sale of
         Assets between Wabco Standard Trane Inc., and Mestek,
         Inc., dated December 22, 1992                                 (E)

   10.18 Subscription and Stock Purchase Agreement dated October
         1, 1992 between Mestek, Inc. and Eafco, Inc.                  (G)

   10.19 Variable Interest Rate Cognovit Note dated December 15,
         1993 between Mestek, Inc. and The Mary Staebell Trust         (G)

   10.20 Loan Agreement and Promissory Note between Mestek, Inc.
         and ABN Amro Bank, N.V., dated July 9, 1993                   (G)

   10.21 Loan Agreement and Promissory Note dated June 7, 1993
         between The First National Bank of Boston and Mestek, Inc.    (G)

   10.22 Mortgage Note dated February 1, 1986 between Arrow United Industries, Inc. and Chemical Bank; said Note assumed by
         Mestek, Inc.in the purchase of certain assets of Arrow United
         Industries Inc.                                               (G)

   10.23 Closing Agreement dated February 10, 1995 between Shougang Mechanical Equipment of Pennsylvania, Inc. and West Homestead Joint Venture Corporation.

   10.24 Equipment Lease Agreement dated January 1, 1993 between
         Machinery Rental Company (Lessor) and Vulcan Radiator
         Corporation (Lessee).

   10.25 Equipment Lease Agreement dated January 1, 1993 between Machinery Rental Company (Lessor) and Mestek, Inc. (Lessee).

   10.26 Equipment Lease Agreement dated January 1, 1993 between Elizabeth
         C. Reed Trust (Lessor) and Mestek, Inc. (Lessee).

   10.27 Asset Purchase Agreement dated September 9, 1994 between Mestek, Inc. and Aztech International, Ltd., debtor-in-possession; and Aztec Sensible Cooling, Inc., debtor-in-possession, and the Amendment thereto dated October 31, 1994.

    11.1 Schedule of Computation of Earnings per Common Share

    21.1 Subsidiaries of Mestek, Inc.

         (A) Filed as an Exhibit to the Annual Report on Form 10-Q for the quarter ended September 30, 1986

         (B) Filed as an Exhibit to the Registration Statement 33-7101, effective July 31, 1986

         (C) Filed as an Exhibit to the Current Report on Form 8-K dated July 2, 1987

         (D) Filed as an Exhibit to the Current Report on Form 8-K dated August 13, 1982

         (E) Filed as an Exhibit to the Current Report on Form 8-K dated December 15, 1992

         (F) Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 1987

         (G) Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 1993

Exhibit 11.1

                                  MESTEK, INC.
              Schedule of Computation of Earnings Per Common Share




                            Years Ended December 31,
                                 1994 1993 1992
                                                ----        ----       ----


Net income                                    $ 9,298     $ 4,265    $ 5,823
Less: dividends on Preferred Stock                  -         361        366

Net income foe common shareholders            $ 9,298     $ 3,904    $ 6,189
Add back dividends which would not have
been paid if $5.00 Convertible Preferred
Stock had been converted                            -         361        366
Net income for earnings per share             $ 9,298     $ 4,265    $ 5,823



Weighted average number of common shares
outstanding                                     8,241       7,395      7,531

Common share equivalents resulting from
conversion of the $5.00 Convertible
Preferred Stock                                   896       1,863      1,874

Total common shares and common share
equivalents                                     9,137       9,258      9,405

Earnings per common share                       $1.02       $ .46      $ .62

Exhibit 22.1






                          SUBSIDIARIES OF MESTEK, INC.






                                                               Jurisdiction
Corporation Name                                             of Incorporation

Alapco Holding                                                   Delaware

HBS Acquisition Corporation                                      Delaware

The Hydrotherm Corporation                                       Delaware

MCS, Inc                                                         Pennsylvania

Mestek Canada, Inc.                                              Ontario

Pacific/Air Balance, Inc.                                        California

Peritek, Inc.                                                    Delaware

TEK Capital Corporation                                          Delaware

Westcast, Inc.                                                   Massachusetts

West Homestead Joint Venture Corporation                         Delaware

Mestek Foreign Sales Corporation                             U.S. Virgin Islands

Exhibit 10.14


                         SCHEDULE OF DIRECTORS/OFFICERS
                           Indemnification Agreements


The Indemnification Agreement entered into by the Directors and/or Officers of Mestek, Inc. and certain Directors of Mestek's wholly-owned subsidiaries are indentical in all respects, except for the name of the indemnified director or officer and the date of execution.

Set forth below is the identity of each director and officer of Mestek, Inc. and the date upon which the above Indemnification Agreement was executed by the Director or Officer.


Director                                            Year of Execution

A. Warne Boyce                                              1987

E. Herbet Burk                                              1987

William Coad                                                1987

David R. Macdonald                                          1987

Peter Glynn-Jones                                           1993

Winston R. Hindle, Jr.                                      1995

David W. Hunter                                             1987

John E. Reed                                                1987

Stewart B. Reed                                             1987

James A. Burk                                               1987

R. Bruce Dewey                                              1990

Robert G. Dewey                                             1988

Nicholas Kakavis                                            1987

Richard J. McKnight                                         1987

Walter J. Markowski                                         1990

John F. Melesko, Jr.                                        1987

William S. Rafferty                                         1990

Stephen M. Shea                                             1987

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MESTEK, INC.

     Date:  April 11, 1995                      By: John E. Reed
                             John E. Reed, Chairman
                             of the Board and Chief
                                                    Executive  Officer

     Date:  April 12, 1995                      By: Stephen M. Shea
                            Stephen M. Shea, Senior
                           Vice President - Finance,
                            Chief Financial Officer

Pursuant to therequirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



    Date:  April 10, 1995                       By: A. Warne Boyce
                            A. Warne Boyce, Director




    Date:  April 10, 1995                       By: E. Herbert Burk
                           E. Herbert Burk, Director




    Date:  April 7, 1995                        By: William J. Coad
                           William J. Coad, Director

    Date:  April 11, 1995                       By: Peter Glynn-Jones
                          Peter Glynn-Jones, Director




    Date:  April 11, 1995                       By: Winston R. Hindle, Jr.
                             Winston R.Hindle, Jr.,
                                                    Director




    Date:  April 7, 1995                        By: David W. Hunter
                           David W. Hunter, Director




    Date:  April 13, 1995                       By: David R. Macdonald
                          David R. Macdonald, Director




    Date:  April 12, 1995                       By: John E. Reed
                             John E. Reed, Director




    Date:  April 7, 1995                        By: Stewart B. Reed
                           Stewart B. Reed, Director