Form 10-Q
period 1995-03-31
MESTEK INC
filed 1995-05-11
CIK 65195

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934



                                   FORM 10-Q



                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934



                     For the quarter ended: March 31, 1995


                         Commission file number: 1- 448


                                  MESTEK, INC.


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

The number of shares of Common Stock outstanding as of May 10, 1995 was 9,021,281.

                                  MESTEK, INC.


                         QUARTERLY REPORT ON FORM 10-Q
                   FOR THE THREE MONTHS ENDED MARCH 31, 1995


                                     INDEX


                                                                       Page No.


PART I - FINANCIAL INFORMATION


Condensed consolidated balance sheets at March 31, 1995 and
December 31, 1994                                                      3  -   4

Condensed consolidated statements of income for the three months
ended March 31, 1995 and 1994                                             5

Condensed consolidated statements of cash flows for the three months
ended March 31, 1995 and 1994                                             6

Condensed consolidated statement of changes in shareholders' equity
for the period from January 1, 1994 through March 31, 1995                7

Notes to the condensed consolidated financial statements               8  -  10

Management's Discussion and Analysis of Financial Condition and Results
of Operations                                                          10 - 11


PART II - OTHER INFORMATION


Statement of Computation of Per Share Earnings                            12


SIGNATURE                                                                 12






         In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

                         PART I - FINANCIAL INFORMATION




ITEM 1 - FINANCIAL STATEMENTS




                                  MESTEK, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)




                                                    March 31,          Dec. 31,
                                                     1995                 1994
                                                     ----                 ----
                                                       (Dollars in thousands)

ASSETS
Current Assets
 Cash                                               $    3,734        $    4,201
 Accounts Receivable - less allowance of $1,727,000
   and $1,440,000 respectively                          31,121            35,306
 Unbilled Accounts Receivable                              116               124
 Inventories                                            36,131            32,102
 Other Current Assets                                    4,616             4,357
                                                   -----------       -----------

 Total Current Assets                                $  75,718         $  76,090

Property and Equipment - net                            18,191            18,483
Equity Investments                                       8,643             8,643
Property held for sale                                   5,758             5,870
Other Assets and Deferred Charges - net                 11,015            11,344
                                                    ----------        ----------

Total Assets                                          $119,325          $120,430
                                                      ========          ========





See the Notes to Condensed Consolidated Financial Statements


                                                          Continued on next page

                                  MESTEK, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                  (Unaudited)



                                                   March 31,          Dec. 31,
                                                     1995                 1994
                                                     ----                 ----
                                                       (Dollars in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current Portion of Long-Term Debt                $    4,263        $     5,337
  Accounts Payable                                     11,686             14,117
  Accrued Salaries and Bonus                            1,527              3,008
  Accrued Commissions                                   1,701              1,833
  Progress Billings in Excess of Cost
    and Estimated Earnings                              3,013              2,721
  Other Accrued Liabilities                            13,686             12,446
                                                   ----------         ----------

  Total Current Liabilities                            35,876             39,462

Long-Term Debt                                            204                211
Deferred Compensation                                      25                 25
                                                    ---------         ----------

  Total Liabilities                                    36,105             39,698
                                                    ---------         ----------

Shareholders' Equity
  Common Stock - no par, stated value $0.05 per share,
     9,610,135 shares issued                              479               479
  Paid in Capital                                      15,434            15,434
  Retained Earnings                                    73,238            70,559
  Treasury Shares, at cost, 587,789 and 574,424 common
     shares, respectively                           (   4,945)        (   4,808)
  Cumulative Translation Adjustment                (      986)       (      932)
                                                   -----------       -----------
  Total Shareholders' Equity                           83,220            80,732
                                                   -----------       -----------

  Total Liabilities, and Shareholders' Equity        $119,325          $120,430
                                                     ========          ========





See the Notes to Condensed Consolidated Financial Statements.

                                  MESTEK, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)



                                                       Three Months Ended
                                                            March 31,
                                                    1995               1994
                                                    ----               ----
                                                   (In thousands, except per
                                                         share amounts)

Net Sales                                     $    50,080           $    46,793
Net Service Revenues                                3,679                 3,250
                                            -------------          ------------

         Total Revenues                            53,759                50,043

Cost of Goods Sold                                 35,951                33,543
Cost of Service Revenues                            2,273                 2,109
                                             ------------          ------------

         Gross Profit                              15,535                14,391

Selling Expense                                     6,784                 6,547
General and Administrative Expense                  3,253                 2,996
Engineering Expense                                 1,329                 1,334
                                              -----------          ------------

         Operating Profit                           4,169                 3,514

Interest Expense                              (        57)          (       194)
Amortization Expense                          (        13)          (        13)
Other Income (Expense) - net                  (       359)          (       407)
Gain on Sale of Investment                            850                     -
                                              ------------             ---------

Income Before Income Taxes                          4,590                 2,900

Income Taxes                                        1,911                 1,178
                                               -----------           -----------

Net Income                                   $      2,679          $      1,722
                                                ==========            ==========

Earnings Per Common Share                    $        .30          $        .19
                                               ===========            ==========

Weighted Average Shares Outstanding                 9,030                 9,203
                                               ===========            ==========




See the Notes to Condensed Consolidated Financial Statements.





                                                         Continued on next page

                                  MESTEK, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                           Three Months Ended
                                                                March 31,
                                                          1995            1994
                                                          ----            ----
                                                         (Dollars in thousands)
Cash Flows from Operating Activities:
    Net Income                                        $   2,679       $   1,722
    Adjustments to Reconcile Net Income to Net Cash
         Used in Operating Activities:
    Depreciation and Amortization                           849           1,248
    Provision for Losses on Accounts Receivable             287             260
    Change in Assets & Liabilities:
    Cash Flows Provided by (Used in) Changes In:
          Accounts Receivable                             3,898           7,441
          Unbilled Accounts Receivable                        8              97
          Inventory                                    (  4,029)            886
          Other Assets                                       57           1,678
          Accounts Payable                             (  2,431)       (  1,551)
          Accrued Expenses                             (    373)       (  5,671)
          Progress Billings                                 292               -
          Deferred Compensation                               -        (      2)
                                                   -------------     -----------
    Net Cash Provided by (Used in) In
        Operating Activities                              1,237           6,108
                                                   -------------     ----------

Cash Flows from Investing Activities:
    Capital Expenditures                               (    432)        ( 1,022)
                                                       ---------        --------

    Net Cash (Used In) Investing Activities            (    432)        ( 1,022)
                                                       ---------        --------

Cash Flows from Financing Activities:
    Net Borrowings (Repayments) Under Line
         of Credit Agreement                              3,230        (  1,220)
    Principal Payments Under Long Term Debt
        Obligations                                   (   4,311)       (  5,788)
    Purchase of Treasury Stock                        (     137)       (    161)
    Cumulative Translation Adjustments                (      54)       (    107)
                                                      ----------       ---------

Net Cash Provided by (Used In) Financing Activities   (   1,272)       (  7,276)
                                                      ----------       --------

Net Increase in Cash & Cash Equivalents               (     467)        ( 2,190)
Cash & Cash Equivalents  - Beginning of Period            4,201           3,573
                                                        --------       ---------

Cash & Cash Equivalents - End of Period                $  3,734        $  1,383
                                                        ========        ========



See the Notes to Condensed Consolidated Financial Statements.




                                                         Continued on next page






                                                                         MESTEK, INC.
                                              CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                                          (Unaudited)
                                                     For the period January 1, 1994 through March 31, 1995







                                          $5.00
                                       Cumulative                    Additional                              Cumulative
                                      Convertible        Common       Paid In      Retained      Treasury   Translation
                                       Preferred          Stock       Capital      Earnings       Shares     Adjustment     Total
                                       ---------          -----       -------      --------       ------     ----------     -----

Balance - January 1, 1994                $ 7,209         $  387       $ 8,323      $ 61,261      $(3,203)     $(   660)    $ 73,317
Net Income                                                                            9,298                                   9,298


Common Stock Repurchased                                                                          (1,605)                   ( 1,605)
Conversion of $5.00 Convertible
      Preferred                           (7,203)            92         7,111                                                     -
Redemption of $5.00 Convertible
     Preferred                            (    6)                                                                           (     6)
Cumulative Translation Adjustment                                                                             (    272)     (   272)
                                      -----------     ----------  -----------   -----------    ----------     ---------    ---------
Balance - December 31, 1994                    0            479        15,434        70,559       (4,808)     (    932)      80,732

Net Income                                                                            2,679                                   2,679
Cumulative Translation Adjustment                                                                             (     54)     (    54)
Common Stock Repurchased                                                                          (  137)                   (   137)
                                      -----------      ----------  ----------    ----------     ---------     ---------    ---------

Balance - March 31, 1995               $       0          $  479      $15,434       $73,238      $(4,945)     $(   986)    $ 83,220
                                        =========         =======     =======       =======       =======      ========     ========




See the Notes to Condensed Consolidated Financial Statements.



                                  MESTEK, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



Note 1 - Significant Accounting Policies

Basis of Presentation

         The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. In the opinion of management, the financial statements include all material adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results of this interim period are not necessarily indicative of results for the entire year.

Inventories

         Inventories are valued at the lower of cost or market. Cost of inventories is determined principally by the last-in, first-out (LIFO) method.


Income Taxes

         Provisions for income tax in the amounts of $1,911,000 and $1,178,000 were recorded for the three month periods ended March 31, 1995 and 1994, respectively.

Property Held for Sale

         The condensed consolidated financial statements include, under the heading Property Held for Sale, manufacturing facilities in Northvale, New Jersey and Scranton, Pennsylvania. These properties are carried at cost which is less than estimated net realizable values.


Note 2 - Business Acquisitions

         On November 1, 1994, pursuant to a motion approved by the United States Bankruptcy Court for the District of New Mexico, the Company acquired substantially all of the inventory, accounts receivable, and fixed tangible and intangible assets of Aztec Sensible Cooling, Inc. (Aztec) a manufacturer of evaporative cooling and other custom air handling equipment in Albuquerque, New Mexico. The purchase price for the assets acquired was $1,372,000. This acquisition was accounted for as a purchase. Accordingly, the Company has included the results of this acquired business in its consolidated statement of operations for the period starting with the acquisition date.

Note 3 - Property and Equipment


                                          March 31,                Dec. 31,
                                            1995                     1994
                                            ----                     ----

         Land                      $       750,000           $      750,000
         Buildings                      10,774,000               10,662,000
         Leasehold Improvements          2,893,000                2,873,000
         Equipment                      34,742,000               34,442,000
                                      -------------             ------------

                                        49,159,000               48,727,000
         Accumulated Depreciation      (30,968,000)            ( 30,244,000)
                                       ------------            -------------

                                      $ 18,191,000             $ 18,483,000
                                       ============             ============



Note 4 - Long-Term Debt


                                            March 31,                Dec. 31,
                                              1995                     1994
                                              ----                     ----

Senior Notes                             $  1,000,000          $    1,000,000
Revolving Loan Agreement                    3,230,000                       -
Notes Payable American Standard, Inc.               -               1,903,000
Note Payable Eafco, Inc.                            -               2,400,000
Other Bonds and Notes Payable                 237,000                 245,000
                                        --------------         ---------------

                                            4,467,000               5,548,000
Less Current Maturities                   ( 4,263,000)            ( 5,337,000)
                                          ------------           -------------

                                        $     204,000          $      211,000
                                         =============          ==============



         On January 1, 1992, the Company entered into a Revolving Loan Agreement and Letter of Credit Facility (the "Agreement") with a commercial bank. The Agreement, originally set to expire on January 1, 1993, has been extended through June 30, 1995. It provides $38 million of unsecured revolving credit and standby letter of credit capacity. Borrowing under the Agreement bear interest at a floating rate based on the bank's prime rate less 1.25% or LIBOR PLUS 1.5% (at the discretion of the borrower) and may be used for working capital or acquisition purposes, or to retire previously incurred debt. Management expects to renew the Revolving Loan Agreement and Letter of Credit Facility on a one year basis prior to June 30, 1995.


Note 5 - Earnings Per Common Share

         Earnings per share were computed using the weighted average number of common shares outstanding. The weighted average number of common shares outstanding includes shares which would be issued upon conversion of the $5.00 Convertible Preferred Stock for both periods.

Note 6 - Shareholders' Equity

         On April 25, 1994, a Notice of Redemption was sent to all holders of the Company's $5.00 Convertible Preferred Stock, in accordance with its terms, announcing a redemption by the Company of all shares of Convertible Preferred stock outstanding and unconverted on June 24, 1994. Pursuant to the notice, all but 64 shares were converted into 1,838,259 shares of common stock on June 24, 1994. The remaining 64 shares were redeemed on June 24, 1994.

         The Company continued its program of selective "open market" purchases of its common stock in 1995. 8,900 common shares were acquired in this manner in the three month period ended March 31, 1995, and are accounted for as treasury shares. On January 2, 1995 the Company announced that its Board of Directors had authorized a common stock buyback program under which the Company would purchase common shares from holders of fewer than 100 shares on a direct basis at market prices. 4,465 of such shares were acquired by the Company in the first quarter of 1995, and are accounted for as treasury shares.


Note 7 - Other Transactions

         On March 3, 1995, the Company, through its Delaware-based subsidiary, West Homestead Joint Venture Corporation, concluded the sale of its remaining 30% partnership interest in Mesta International (formerly Mesta Engineering Company) to Shougang Mechanical Equipment Co. of Pennsylvania, Inc., a U.S. subsidiary of a Chinese industrial company, for $850,000 in cash and the assumption of all liabilities of Mesta International. The Company reported a gain on the transaction in 1995 of $850,000.





Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         Total Revenues in the Company's HVAC segment during the first quarter of 1995 were increased relative to the first quarter of 1994, by $2,811,000, or 6.3%, reflecting the effect of improved economic conditions on the residential and commercial construction marketplaces. Gross profit margins for the HVAC segment were reduced slightly (from 27.86% to 27.30%) from the first quarter of 1994 reflecting the effects of various inflationary pressures on the Company's labor and material costs. Operating income for this segment was up from $2,786,000 in the first quarter of 1994 to $3,015,000 in the first quarter of 1995.

         During the first quarter of 1995, Total Revenues, Gross Profit Margins and Operating Income all improved markedly for the Company's Equipment Handling Segment relative to the first quarter of 1994 reflecting this segment's continued success with its new product offerings in the area of electronic feeds. The Company's Computer Systems segment also reported improved Revenues, Gross Profit Margins and Operating income figures.

         For the Company as a whole, Selling, General and Administrative, and Engineering costs, taken together as a percentage of Total Revenues, were slightly reduced from 21.73% to 21.14%..

         Operating income for the first quarter of 1994, for the Company as a whole, was increased by $655,000, or 18.6%, reflecting the effects of increased HVAC volume and improved performances, as mentioned above, from the Company's Equipment Handling and Computer Systems Segments.

         Pretax income for the quarter ended March 31, 1995 included $850,000 from the sale of the Company's remaining 30% interest in Mesta International, as more fully described in Note 7 to the condensed consolidated financial statements. This "one time" event increased earnings per share, on a net of tax basis, by $.06. Absent this transaction, earnings per share would have been $.24, for the quarter ended March 31, 1995, an increase of $.05, or 26%, over the first quarter of 1994.

         The  Company's  total  debt  (long-term  debt plus  current  portion of long-term debt) was reduced during the quarter ended March 31, 1995 by $1,081,000, principally due to the combined effects of seasonal accounts receivable collections, increased investment in inventories, and reductions in trade payables. The Company's long-term debt to equity ratio (including deferred compensation as long-term debt) remained relatively unchanged from December 31, 1994, to March 31, 1995 at .003, reflecting the Company's presently underleveraged condition. Management regards the Company's current capital structure and banking relationships as fully adequate to meet foreseeable future needs. The Company has not paid dividends on its common stock since 1979.

                          PART II - OTHER INFORMATION



Item 6 - Exhibits and Reports on Form 8-K

         (a)  Statement of Computation of Per Share Earnings . . . .     Page 12

         (b) Registrant did not file a Form 8-K during the quarter for which this report is filed.


                                  MESTEK, INC.

              Schedule of Computation of Earnings Per Common Share

                                                    Three Months Ended March 31,
                                                       1995             1994
                                                       ----             ----
                     (Amounts in thousands, except earnings
                               per common share)

              Net Income                               $2,679          $1,722
              Less:  Dividends on Preferred Stock           -               -
                                                       ------           -----

              Net Income for earnings per share        $2,679          $1,722
                                                       ======          ======


              Weighted average number of common
                    shares outstanding                  9,030           7,357
              Common share equivalents resulting
                    from conversion of the $5.00
                    Convertible Preferred Stock             -           1,846
                                                       ------          ------

              Total common shares and common
                   share equivalents                    9,030           9,203
                                                       ======          ======

              Earnings per common share               $  0.30         $  0.19
                                                       ======          ======



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MESTEK, INC.
                                   (Registrant)




         Date:   May 10, 1995      By: STEPHEN M. SHEA
                                       Stephen M. Shea, Vice President - Finance
                                       and (Chief Financial Officer)