Form 10-Q
period 1995-06-30
MESTEK INC
filed 1995-07-28
CIK 65195

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended: June 30, 1995


                         Commission file number: 1- 448


                                  MESTEK,INC.


                            Pennsylvania Corporation


                       I.R.S. Employer Identification No.
                                  25 - 0661650


                              260 North Elm Street
                         Westfield, Massachusetts 01085


                           Telephone: (413) 568-9571


The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.



The number of shares of Common Stock outstanding as of July 26, 1995 was 9,015,271.

                                  MESTEK, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 1994


                                                                    INDEX

                                                                 Page No.
PART I - FINANCIAL INFORMATION

         Condensed consolidated balance sheets at June 30, 1995
and December 31, 1994                                            Pages 3 -  4

         Condensed consolidated statements of income for the three months ended June 30, 1995 and 1994 and the six months ended June 30, 1995 and 1994
                                                                 Page  5

         Condensed consolidated statements of cash flows for the six
months ended June 30, 1995 and 1994                              Page  6

         Condensed consolidated statement of changes in shareholders' equity for
the period from January 1, 1994 through June 30, 1995            Page  7

         Notes to the condensed consolidated financial
         statements                                              Pages 8 - 10

         Management's Discussion and Analysis of Financial Condition
and Results of Operations                                        Page  10


PART II - OTHER INFORMATION                                      Page  11

         Item 6 - Exhibits and Reports on Form 8-K

         Item 7 - Submission of Matters to a Vote of Security Holders

         Statement of Computation of Per share Earnings          Page  12


SIGNATURE                                                        Page  12



         In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

                         PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements


                                  MESTEK,INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                 June 30,          Dec. 31,
                                                   1995              1994
                                                   (Dollars in thousands)

ASSETS
Current Assets
     Cash and Cash Equivalents                 $   2,218         $   4,201
     Accounts Receivable - less allowances of
     $1,844,000  and $1,440,000 respectively      34,897            35,306
     Unbilled Accounts Receivable                    197               124
     Inventories                                  41,738            32,102
     Other Current Assets                          4,783             4,357
              Total Current Assets                83,833            76,090

Property and Equipment (Net)                      18,176            18,483
Equity Investments                                 8,760             8,643
Property held for sale                             5,646             5,870
Other Assets and Deferred Charges - Net           11,297            11,344
              Total Assets                     $ 127,712         $ 120,430










See the Notes to Condensed Consolidated Financial Statements.





                                                      Continued on next page

                                  MESTEK, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                                  (Unaudited)



                                                 June 30,          Dec., 31
                                                   1995              1994
                                                   (Dollars in thousands)
LIABILITIES, AND SHAREHOLDERS' EQUITY
Current Liabilities
     Current Portion of Long-Term Debt       $     1,034          $    5,337
     Short-Term Debt                              13,525                   -
     Accounts Payable                              9,560              14,117
     Accrued Salaries and Bonus                    1,503               3,008
     Accrued Commissions                           1,657               1,833
     Progress Billings in Excess of Cost and
         Estimated Earnings                        2,825               2,721
     Other Accrued Liabilities                    12,200              12,446
         Total Current Liabilities                42,304              39,462

Long-Term Debt                                       195                 211
Deferred Compensation                                 23                  25
         Total Liabilities                        42,522              39,698

Shareholders' Equity
     Common Stock - no par, stated value $0.05
         per share, 9,610,135 shares                 479                 479
     Paid in Capital                              15,434              15,434
     Retained Earnings                            75,142              70,559
     Treasury Shares, at cost, 594,864 and 574,424
         common shares, respectively           (   5,009)         (    4,808)
     Cumulative Translation Adjustment         (     856)         (      932)
         Total Shareholders' Equity               85,190              80,732
         Total Liabilities, and Shareholders'  Equity
                                                 $127,712           $120,430








See the Notes to Condensed Consolidated Financial Statements.

                                  MESTEK, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                Three Months Ended        Six Months Ended
                                     June 30,                  June 30,
                               1995            1994      1995           1994
                                 (In thousands, except per share amounts)

Net Sales                   $ 48,604       $ 42,541   $  98,684      $ 89,334
Net Service Revenues           3,875          3,614       7,554         6,864
         Total Revenues       52,479         46,155     106,238        96,198

Cost of Goods Sold            34,718         30,523      70,669        64,066
Cost of Service Revenues       2,286          2,212       4,559         4,321
         Gross Profit         15,475         13,420      31,010        27,811

Selling Expense                7,091          6,279      13,875        12,826
General and Administrative
     Expense                   3,187          2,895       6,440         5,891
Engineering Expense            1,483          1,371       2,812         2,705
         Operating Profit      3,714          2,875       7,883         6,389

Interest Expense            (    186)     (     168)   (    243)     (    362)
Amortization Expense        (     17)     (      12)   (     30)     (     25)
Gain on Sale of Investment         -              -         850             -
Other Income (Expense) - net(    232)     (     146)   (    591)     (    553)

Income Before Income Taxes     3,279          2,549       7,869         5,449

Income Taxes                   1,375            954       3,286         2,132

Net Income                  $  1,904       $  1,595    $  4,583      $  3,317

Earnings per Common Share   $    .21       $    .17    $    .51      $    .36

Weighted Average Shares
     Outstanding               9,019          9,189       9,025         9,196







See the Notes to Condensed Consolidated Financial Statements.

                                  MESTEK, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                       6 Months Ended
                                                           June 30,
                                                      1995             1994
                                                      (Dollars in thousands)
Cash Flows from Operating Activities:
     Net Income                                    $  4,583          $  3,317
     Adjustments to Reconcile Net Income to Net
         Cash Provided by (Used In) Operating
         Activities:
     Depreciation and Amortization                    1,807             2,407
     Provision for Losses on Accounts Receivable        404               507
     Change in Assets & Liabilities:
     Cash Flows Provided (Used) by Changes In:
         Accounts Receivable                              5             8,135
         Unbilled Accounts Receivable             (      73)        (     398)
         Inventories                              (   9,636)        (   3,227)
         Other Assets                             (     525)            2,083
         Accounts Payable                         (   4,557)        (   1,075)
         Progress Billings                              104               578
         Other Accruals                           (   1,927)        (   5,533)
         Deferred Compensation                    (       2)        (       2)

Net Cash Provided by (Used in) Operating Activities
                                                  (   9,817)            6,792

Cash Flows from investing Activities:
Capital Expenditures                              (   1,247)         (   1,896)

Net Cash (Used in) Investing Activities           (   1,247)         (   1,896)

Cash Flows from Financing Activities:
     Net Borrowings Under Line of Credit
         Agreement                                    8,525              1,285
     Proceeds from issuance of Debt (Net)             5,000                  -
     Principal Payments Under Long Term Debt
         Obligations                              (   4,319)         (   7,000)
     Repurchase of Common Stock                   (     201)         (     229)
     Redemption of $5.00 Non-Voting Preferred
         Stock                                            -          (       6)
     Cumulative Translation Adjustments                  76                218

Net Cash Provided by (Used in) Financing
     Activities                                       9,081          (   6,168)
Net Increase (Decrease) in Cash and Cash
     Equivalents                                     (1,983)         (   1,272)

Cash and Cash Equivalents - Beginning of
     Period                                           4,201              3,573
Cash and Cash Equivalents - End of Period          $  2,218          $   2,301



See the Notes to Condensed Consolidated Financial Statements.


                                  MESTEK, INC.
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)

              For the period January 1, 1994 through June 30, 1995

                                                 $5.00
                                              Cumulative               Additional                              Cumulative
                                              Convertible    Common     Paid In     Retained     Treasury     Translation
                                               Preferred      Stock     Capital     Earnings      Shares       Adjustment    Total
Balance - January 1, 1994                       $ 7,209     $   387    $   8,323  $   61,261   $   (3,203)    $   (  660)  $ 73,317

Net Income                                                                             9,298                                  9,298

Cash Dividends:
Common Stock Repurchased                                                                           (1,605)                 (  1,605)
Conversion of $5.00 Convertible Preferred        (7,203)         92        7,111                                                  -
Redemption of $5.00 Convertible Preferred        (    6)                                                                   (      6)
Cumulative Translation Adjustment                                                                                 (  272)  (    272)
Balance - December 31, 1994                   $       0      $  479     $ 15,434   $  70,559    $  (4,808)     $  (  932)  $ 80,732

Net Income                                                                             4,583                                  4,583
Cumulative Translation Adjustment                                                                                     76         76
Common Stock Repurchased                                                                          (   201)                 (    201)
Balance - June 30, 1995                       $       0       $ 479     $ 15,434   $  75,142    $ ( 5,009)     $  (  856) $( 85,190)










See the Notes to the Condensed Consolidated Financial Statements.

                                  MESTEK, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



Note 1 - Significant Accounting Policies

Basis of Presentation

     The consolidated financial statements include the accounts of the company and its wholly-owned subsidiaries. In the opinion of management, the financial statements include all material adjustments, necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results of this interim period are not necessarily indicative of results for the entire year.

Inventories

     Inventories are valued at the lower of cost or market. Cost of inventories is determined principally by the last-in, first-out (LIFO) method.

Income Taxes

     Provisions for income tax in the amounts of $1,375,000 and $954,000, have been recorded for the three months ended June 30, 1995 and 1994, respectively.

Property Held for Sale

     The condensed consolidated financial statements include, under the heading Property Held for Sale, manufacturing facilities in Northvale, New Jersey and Scranton, Pennsylvania. These properties are carried at cost which is less than estimated net realizable values.

Note 2 - Business Acquisitions

     On November 1, 1994, pursuant to a motion approved by the United States Bankruptcy Court for the District of New Mexico, the Company acquired substantially all of the inventory, accounts receivable, and fixed tangible and intangible assets of Aztec Sensible Cooling, Inc. (Aztec) a manufacturer of evaporative cooling and other customer air handling equipment in Albuquerque, New Mexico. The purchase price for the assets acquired was $1,372,000. This acquisition was accounted for as a purchase. Accordingly, the Company has included the results of this acquired business in its consolidated statement of operations for the period starting with the acquisition date.


Note 3 - Property and Equipment


                                       June 30,              Dec. 31,
                                         1995                  1994

Land                            $       750,000          $       750,000
Buildings                            11,194,000               10,662,000
Leasehold Improvements                2,966,000                2,873,000
Equipment                            35,064,000               34,442,000
                                     49,974,000               48,727,000
Accumulated Depreciation            (31,798,000)             (30,244,000)
                                   $ 18,176,000             $ 18,483,000

Note 4 - Debt

                                           June 30,              Dec. 31,
                                             1995                  1994
Long Term Debt:

Senior Notes                            $  1,000,000         $  1,000,000
Note Payable American Standard, Inc.               -            1,903,000
Note Payable Eafco, Inc.                           -            2,400,000
Other Bonds and Notes Payable                229,000              245,000
                                           1,229,000            5,548,000
Less Current Maturities                   (1,034,000)          (5,337,000)
                                        $    195,000         $    211,000

Short Term Debt:

Revolving Loan Agreement                $  8,525,000         $          -
Note Payable - Bank                        5,000,000                    -
                                        $ 13,525,000         $          -


     On January 1, 1992, the Company entered into a Revolving Loan Agreement and Letter of Credit Facility (the "Agreement") with a commercial bank. The Agreement, which had been extended through June 30, 1995, was recently extended through June 30, 1996. It provides $38 million of unsecured revolving credit and standby letter of credit capacity. Borrowings under the Agreement bear interest at a floating rate based on the bank's prime rate less 1.25%, or LIBOR plus 1.5% at the discretion of the borrower, and may be used for working capital or acquisition purposes, or to retire previously incurred debt.


Note 5 - Earnings Per Common Share

     Earnings per share have been computed using the weighted average number of common shares outstanding. The weighted average number of common shares outstanding includes shares which would have been issued upon the conversion of the $5.00 Convertible Preferred Stock for the 1994 periods. As explained in Note 6, the $5 Convertible Preferred Stock was eliminated in 1994.


Note 6 - Shareholders Equity

     On April 25, 1994, a Notice of Redemption was sent to all holders of the Company's $5.00 Convertible Preferred Stock, in accordance with its terms, announcing a redemption by the Company of all shares of Convertible Preferred stock outstanding and unconverted on June 24, 1994. Pursuant to the notice, all but 64 shares were converted into 1,838,259 shares of common shares of common stock on June 24, 1994.
The remaining 64 shares were redeemed on June 24, 1994.

     The Company continues its program of selective "open market" purchases of its common stock in 1995. 6,000 common shares were acquired in this manner in the three month period ended June 30, 1995, and are accounted for as treasury shares. On January 2, 1995 the Company announced that its Board of Directors had authorized a common stock buyback program under which the Company would purchase common shares from holders of fewer than 100 shares on a direct basis at market prices. In the second quarter of 1995, 1,075 of such shares were acquired by the Company under this program, which has now expired, and are accounted for as treasury shares.

Note 7 - Other Transactions

     On March 3, 1995, the Company, through its Delaware-based subsidiary, West Homestead Joint Venture Corporation, concluded the sale of its remaining 30% partnership interest in Mesta International (formerly Mesta Engineering Company) to Shougang Mechanical Equipment Co. of Pennsylvania, Inc., a U.S. subsidiary of a Chinese industrial company, for $850,000 in cash and the assumption of all liabilities of Mesta International. The Company reported a gain on the transaction in the first quarter of 1995 of $850,000.


Note 8 - Subsequent Events

     On  July  5,  1995,   Mestek's   wholly-owned   subsidiary  The  Hydrotherm
Corporation  closed  the sale of its real  property  located in  Northvale,  New
Jersey for $2,450,000, in notes payable over three years secured by the property, personal and corporate guarantees, and other security. The Company expects to report a nominal loss on the transaction.

     On July 12, 1995, the Company purchased the operating assets of Cox Manufacturing Co., Inc. of Ridgeville, Indiana for approximately $500,000.00 in a bulk sales transaction. The Company has leased a portion of the Cox facility to manufacture the radiant heating and furnace product line of Cox.






Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operation


     Total Revenues in the Company's HVAC segment during the second quarter of 1995 were increased relative to the second quarter of 1994, by $4,674,000, or 11.4%, reflecting the effect of improved economic conditions in the commercial and industrial construction marketplaces. Gross profit margins for the HVAC segment were relatively unchanged at 27.7%. Operating income for this segment was up $431,000, or 21.9%, from the second quarter of 1994, traceable principally to the increase in volume.

     During the second quarter of 1995, Total Revenues, for the Company's Equipment Handling Segment grew by 74.4% relative to the second quarter of 1994 reflecting this segment's continued success with its new product offerings and the generally healthy climate affecting this relatively cyclical segment.

     For the Company as a whole, Selling, General and Administrative, and Engineering costs, taken together as a percentage of Total Revenues, were slightly reduced from 22.8% to 22.4%.

     Operating profit for the second quarter of 1995, for the Company as a whole, was increased by $839,000, or 29.2%, reflecting the effects of increased HVAC volume and improved performances from the Company's Equipment Handling and Computer Systems segments.

     The Company's total debt increased during the quarter ended June 30, 1995 by $10,287,000, due to the combined effects of a seasonal increase in HVAC inventories, and a reduction in trade payables. The growth in inventories during the second quarter which was somewhat more pronounced than in prior years, is traceable in part to the relocation of certain manufacturing operations in 1995.

     Management regards the Company's current capital structure and banking relationships as fully adequate to meet foreseeable future needs. As described in the Notes to the Condensed Consolidated Financial Statements, the Company recently extended its principal lending arrangement, the Revolving Loan Agreement and Letter of Credit Facility, which provides $38 million of unsecured revolving credit and standby letter of credit capacity, through June 30, 1996. The Company has not paid dividends on its common stock since 1979.

     As described in Note 8 to the Condensed Consolidated Financial Statements, the Company purchased the assets of Cox Manufacturing Co., Inc., on July 12, 1995, for approximately $500,000. The Company believes the products acquired from Cox, a radiant heating product line and a furnace product line, will benefit from both manufacturing and distribution synergies with the Company's existing HVAC product lines.



                          PART II - OTHER INFORMATION



Item 6 - Exhibits and Reports on Form 8-K


     (a) Statement of Computation of Per Share Earnings ... Page 13


     (b) Registrant did not file a Form 8-K during the quarter for which this report is filed.



Item 7 - Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Shareholders on May 24, 1995. The following Directors were re-elected to serve until the next Annual Meeting:



                                            A. Warne Boyce
                                            E. Herbert Burk
                                            William J. Coad
                                            Peter Glynn-Jones
                                            Winston R. Hindle, Jr.
                                            David W. Hunter
                                            David R. Macdonald
                                            John E. Reed
                                            Stewart B. Reed



     The shareholders voted to affirm the appointment of Grant Thornton as independent auditors for the Company for the fiscal year ending December 31, 1995.

     The shareholders voted to amend the Articles of Incorporation as follows:

     The current text of Article 5 of the Company's Articles of Incorporation shall be deleted in its entirety and be amended to read in full as follows:


           "The authorized Capital Stock of the Corporation is 20,000,000 shares of common stock without part value (the "Common Stock") and 10,000,000 shares of preferred stock without par value (the "Preferred Stock").

           A description of each class of Capital Stock which the Corporation shall have the authority to issue and a statement of the designations, powers, preferences, qualifications, limitations, restrictions and special or relative rights in respect of each class or series of any class are as follows:



           I.       THE PREFERRED STOCK

           The shares of Preferred Stock may be issued from time to time in one or more series or classes. The Board of Directors of the Corporation is hereby authorized to fix the designations and powers, preferences and relative, participating, optional, special or other rights, if any, and qualifications, limitations or other restrictions thereof, including, without limitation, dividend rights and preferences over dividends on Common Stock or any series or classes of Preferred Stock, the dividend rate (and whether dividends are cumulative), conversion rights, if any, voting rights, rights and terms of redemption, if any, (including sinking fund provisions, if any) redemption price and liquidation preferences of any wholly unissued series or class of Preferred Stock and the number of shares constituting any such series or class and the designation thereof, or any of them; and to increase or decrease the number of shares of any series or class subsequent to the issue of shares of that series or class, but not below the number of shares of such series or class then outstanding.

           II.THE COMMON STOCK

           Except for and subject to those rights expressly granted to the holders of any series or class of the Preferred Stock pursuant to
           Section I of this Article 5th and except as may be provided by applicable law, the holders of Common Stock shall have exclusively all other rights of shareholders."


Such amendment became effective when filed in the Commonwealth of Pennsylvania on June 23, 1995.

                                  MESTEK, INC.
              SCHEDULE OF COMPUTATION OF EARNINGS PER COMMON SHARE


                            3 Months Ended             6 Months Ended
                               June 30,                   June 30,
                           1995        1994          1995          1994
                               (Amounts in thousands, except
                                earnings per common shares)

Net income               $ 1,904     $ 1,595       $ 4,583       $ 3,317
Less: dividends on
  Preferred Stock              -           -             -             -
Net income for earnings
  per share              $ 1,904     $ 1,595       $ 4,583       $ 3,317

Weighted average number
  of common shares
  outstanding              9,019       7,451         9,025         7,404
Common share equivalents
  resulting from
  conversion of the
  $5.00 Convertible
  Preferred Stock              -       1,738             -         1,792

Total Common shares and
  common share
  equivalents              9,019       9,189         9,025         9,196
Earnings per common
  share                    $ .21       $ .17         $ .51         $ .36





                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                                     MESTEK,INC.
                                                                   (Registrant)

                                                           Date:  July 26, 1995


                                                                Stephen M. Shea
                                                                Stephen M. Shea
                                                Senior Vice President - Finance
                                                       (Chief Financial Officer)