Form 10-Q
period 1995-09-30
MESTEK INC
filed 1995-10-31
CIK 65195

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarter ended September 30, 1995


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

The number of shares of Common Stock outstanding as of October 30, 1995 was 9,015,271.

                                  MESTEK, INC.
                         QUARTERLY REPORT ON FORM 10-Q
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995



                                     INDEX

                                                                        Page No.

PART I - FINANCIAL INFORMATION

     Condensed consolidated balance sheets at September 30,
         1995, and December 31, 1994                                 3  and  4

     Condensed  consolidated  statement  of income  for the three  months  ended
         September  30, 1995 and 1994 and the nine months  ended  September  30,
         1995
         and 1994.                                                       5

     Condensed consolidated statements of cash flows for the nine
         months ended September 30, 1995 and 1994                        6

     Condensed consolidated statement of changes in shareholders'
         equity for the period from January 1, 1994 through
         September 30, 1995                                              7

     Notes to the condensed consolidated financial statements        8 thru 10

     Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       11


PART II - OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K                           11

     Schedule of Computation of Earnings Per Common Share                11

SIGNATURE                                                                12

     In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

                         PART I - FINANCIAL INFORMATION



Item 1 - Financial Statements




                                  MESTEK, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS




                                                 Sept. 30,           Dec. 31,
                                                   1995                1994
                                                    (Dollars in thousands)
                                                         (Unaudited)
ASSETS
Current Assets
     Cash and Cash Equivalents               $       930          $     4,201
     Accounts Receivable - (Net)                  42,764               35,306
     Unbilled Accounts Receivable                    184                  124
     Inventories                                  39,228               32,102
     Other Current Assets                          8,685                4,357
            Total Current Assets               $  91,791           $   76,090

Property and Equipment (Net)                      17,937               18,483
Equity Investments                                 8,789                8,643
Property held for sale                             2,855                5,870
Other Assets and Deferred Charges (Net)            5,032               11,344

     Total Assets                              $ 126,404            $ 120,430





See Accompanying Notes to Condensed Consolidated Financial Statements

                                  MESTEK, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)



                                                Sept. 30,            Dec. 31,
                                                  1995                 1994
                                                   (Dollars in thousands)
                                                         (Unaudited)



LIABILITIES, AND SHAREHOLDERS' EQUITY

Current Liabilities
     Current Portion of Long-Term Debt      $      6,469         $      5,337
     Accounts Payable                             10,393               14,117
     Accrued Salaries and Bonuses                  2,861                3,008
     Accrued Commissions                           2,636                1,833
     Progress Billings and Excess of Cost
         and Estimated Earnings                    3,033                2,721
     Other Accrued Liabilities                    12,586               12,446
         Total Current Liabilities                37,978               39,462

Long-Term Debt                                       187                  211
Deferred                                              23                   25

         Total Liabilities                        38,188               39,698

Shareholders' Equity
     Common Stock - no par, stated value $.05 per
         share, 9,610,135 shares issued              479                  479
     Paid in Capital                              15,434               15,434
     Retained Earnings                            78,105               70,559
     Treasury Shares, at cost, 594,864 and 547,824
         common shares, respectively          (    5,009)          (    4,808)
     Cumulative Translation Adjustments       (      793)          (      932)
         Total Shareholders' Equity               88,216               80,732

Total Liabilities and Shareholders' Equity    $  126,404          $   120,430




See Accompanying Notes to Condensed Consolidated Financial Statements.

                                  MESTEK, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                   Three Months Ended      Nine Months Ended
                                      September 30,          September 30,
                                   1995          1994      1995          1994
                                    (In thousands, except per share amounts)


Net Sales                        $ 60,865     $ 60,963    $159,549    $150,297

Net Service Revenues                3,821        3,775      11,375      10,639
     Total Revenues                64,686       64,738     170,924     160,936

Cost of Goods Sold                 43,600       44,087     114,269     108,153
Cost of Service Revenue             2,130        2,384       6,689       6,705
     Gross Profit                  18,956       18,267      49,966      46,078

     Selling Expense                7,578        7,405      21,453      20,231
General and Administrative
         Expense                    4,085        3,628      10,525       9,519
Engineering Expense                 1,305        1,538       4,117       4,243
         Operating Profit           5,988        5,696      13,871      12,085

Interest Expense                 (    277)    (    231)   (    520)   (    593)
Gain on Sale of Investment              -            -         850           -
Loss on Sale of Fixed Assets     (    400)           -    (    400)          -
Amortization Expense             (     19)    (     13)   (     49)   (     38)
Other Income(Expense) - net      (    158)    (    548)   (    749)   (  1,101)

     Income Before Income
         Taxes                      5,134        4,904      13,003      10,353
Income Taxes                        2,171        2,075       5,457       4,207
Net Income                        $ 2,963      $ 2,829     $ 7,546     $ 6,146

Earnings per Common Share:        $   .33      $   .31     $   .84     $   .67

Weighted Average Shares
    Outstanding (in thousands)      9,015        9,107       9,022       9,166






See Notes to the Condensed Consolidated Financial Statements

                                  MESTEK, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                        Nine Months Ended
                                                          September 30,
                                                       1995             1994
                                                       (Dollars in thousands)

Cash Flows from Operating Activities:
     Net Income                                    $    7,546       $    6,146
     Adjustments to Reconcile Net Income to
         Net Cash Provided by (Used In)
         Operating Activities:
     Depreciation and Amortization                      2,698            3,578
     Net Cost of Fixed Assets Disposed of               2,727                -
     Provision for Losses on Accounts Receivable    (      91)             745
     Changes in Assets and Liabilities              (  15,234)        (  1,413)
     Net Cash Provided by Operating Activities      (   2,354)           9,056

Cash Flows from Investing Activities:
     Capital Expenditures                           (   1,817)        (  3,351)
     Investment in Equity Securities                (     146)               -
     Net Cash (Used) in Investing Activities        (   1,963)        (  3,351)

Cash Flows from Financing Activities:
     Net Borrowings (Repayments) Under Line of
         Credit Agreements                              6,435            3,530
     Principal Payments Under Long Term Debt
         Obligations                                (   5,327)        (  9,438)
     Redemption of $5.00 Non-voting Preferred               -         (      6)
     Treasury Stock Purchases                       (     201)        (  1,349)
     Cumulative Translation Adjustments                   139         (    159)
Net Cash (Used) Provided by Financing
     Activities                                         1,046         (  7,422)

Net (Decrease) in Cash and Cash
     Equivalents                                    (   3,271)        (  1,717)
Cash and Cash Equivalents - Beginning of
     Period                                             4,201            3,573
Cash and Cash Equivalents - End of Period           $     930        $   1,856


See the Notes to the Condensed Consolidated Financial Statements.



                                  MESTEK, INC.
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)
           For the Period January 1, 1994 through September 30, 1995


                                                 $5.00
                                              Cumulative             Additional                         Cumulative
                                             Convertible    Common    Paid In    Retained   Treasury    Translation
                                               Preferred     Stock    Capital    Earnings    Shares      Adjustment       Total

Balance - January 1, 1994                        $ 7,209    $  387    $  8,323   $ 61,261   $( 3,203)    $   ( 660)      $ 73,317

Net Income                                                                          9,298                                   9,298

Cash Dividends:
Common Stock Repurchased                                                                     ( 1,605)                    (  1,605)
Conversion of $5.00 Convertible Preferred         (7,203)       92       7,111                                                  -
Redemption of $5.00 Convertible Preferred         (    6)                                                                (      6)
Cumulative Translation Adjustment                                                                             ( 272)     (    272)
Balance - December 31, 1994                    $       0     $ 479    $ 15,434   $ 70,559   $( 4,808)    $    ( 932)     $ 80,732

Net Income                                                                          7,546                                   7,546
Cumulative Translation Adjustment                                                                               139           139
Common Stock Repurchased                                                                     (   201)                     (   201)
Balance - September 30, 1995                   $       0      $479    $ 15,434   $ 78,105   $( 5,009)    $    ( 793)     $ 88,216





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

Income Taxes

    Provisions for income tax in the amounts of $2,963,000, and $2,829,000, have been recorded for the three months ended September 30, 1995 and 1994, respectively.

Property Held for Sale

    The condensed consolidated financial statements include, under the heading Property Held for Sale, a manufacturing facility in Scranton, Pennsylvania. This property is carried at cost which is less than estimated net realizable value.

    The Company's Northvale, New Jersey facility was sold on July 5, 1995 for $2,450,000 in notes payable secured by the property, personal and corporate guarantees, and other security. A loss of $400,000 was reported in connection with the sale.

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

Note 3 - Property and Equipment

                                                Sept. 30,            Dec. 31,
                                                  1995                 1994

    Land                                   $     750,000        $     750,000
    Buildings                                 11,224,000           10,662,000
    Leasehold Improvements                     2,985,000            2,872,000
    Equipment                                 35,585,000           34,443,000
                                              50,544,000           48,727,000
    Accumulated Depreciation                 (32,607,000)         (30,244,000)
                                           $  17,937,000        $  18,483,000


Note 4 - Long-Term Debt

                                                 Sept. 30,          Dec. 31,
                                                   1995               1994

    Senior Notes                           $            -       $  1,000,000
    Revolving Loan Agreement                    6,435,000                  -
    Note Payable Bank                                   -                  -
    Notes Payable American Standard                     -          1,903,000
    Notes Payable Eafco                                 -          2,400,000
    Other Bonds and Notes Payable                 221,000            245,000
                                                6,656,000          5,548,000
    Less Current Maturities                    (6,469,000)        (5,337,000)
                                            $     187,000       $    211,000


    On January 1, 1992, the Company entered into a Revolving Loan Agreement and Letter of Credit Facility (the "Agreement") with a commercial bank. The Agreement, which had been extended through June 30,1995, was recently extended through June 30, 1996. It provides $38 million of unsecured revolving credit and standby letter of credit capacity. Borrowings under the Agreement bear interest at a floating rate based on the bank's prime rate less 1.25%, or LIBOR plus 1.5% at the discretion of the borrower, and may be used for working capital or acquisition purposes, or to retire previously incurred debt.


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

Note 7 - Other Transactions

Chester

    On August 31, 1995, Mestek, Inc. ("Mestek"), completed the disposition of 30% of the outstanding common stock of Chester Environmental, Inc. ("Chester"), a Pennsylvania corporation headquartered in Pittsburgh, Pennsylvania. Chester is engaged in environmental engineering and consulting. Prior to August 1993, Chester was a wholly owned subsidiary of Mestek. Mestek sold 70% of Chester's common stock to Duquesne Enterprises, Inc. ("Duquesne") in 1993, and this redemption in 1995 of the remaining 30% of Chester's common stock by Chester, liquidates Mestek's interest in Chester.

    Under the terms of the redemption, Mestek received $6,000,000 from Chester. Simultaneously with this disposition, Mestek settled in full certain indemnities and guarantees of Chester accounts receivable that Mestek undertook in the 1993 transaction.

    This disposition completes Mestek's exit from the environmental services segment. The company's three remaining business segments are: Heating, Ventilating, and Air Conditioning (HVAC); Computer Systems; and Coil Handling Equipment.

Cox

    On July 12, 1995, the Company purchased the operating assets of Cox Manufacturing Co., Inc. of Ridgeville, Indiana for approximately $500,000.00 in a bulk sales transaction. The Company has leased a portion of the Cox facility to manufacture the radiant heating and furnace product line of Cox.

Honeywell

    On October 2, 1995, the Company purchased certain manufacturing assets and inventory from Honeywell Corp. (Honeywell) of Minneapolis, Minnesota for approximately $500,000. The Company expects to manufacture a line of dampers for Honeywell.

Note 8 - Subsequent Event

    On October 30, 1995, the Company executed an agreement whereby it would acquire approximately eighty-three (83%) of the issued and outstanding stock of National Northeast Corporation and National Southeast Aluminum Corporation ("National"). National operates custom aluminum extrusion and fabrication facilities located in Lawrence, Massachusetts and Winter Haven, Florida that will sell over $20 million of aluminum products to the building products, thermal management, power control and other markets in 1995. The consideration for the purchase is approximately $9.96 million in cash and approximately $3.32 million payable over three years contingent upon continuing levels of earnings. The Company expects to close the transaction in January of 1996. A Form 8-K relative to the transaction will be filed prior to November 14, 1995. Related proforma and historical financial data will be filed within sixty days thereafter.

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

    Total Revenues in the Company's HVAC segment during the third quarter of 1995 were relatively unchanged from the third quarter of 1994. Gross profit margins for the HVAC segment were up slightly from 27.2% to 27.8%. Operating income for this segment was up $203,000, or 4.4% from the third quarter of 1994, traceable principally to the increase in margins.

    During the third quarter of 1995, Total Revenues for the Company's Equipment Handling Segment grew by 8.6% relative to the third quarter of 1994 reflecting this segment's continuing success with its new product offerings and the generally healthy climate affecting this relatively cyclical segment.

    For the Company as a whole, Selling, General and Administrative, and Engineering costs, taken together as a percentage of Total Revenues, were increased slightly from 19.4% to 20.0%.

    Operating income for the third quarter of 1994, for the Company as a whole, was increased by $292,000, or 5.1% reflecting the effects of the improved HVAC margins mentioned above and, also, excellent results reported by the Company's Computer Systems segment.

    The Company's total debt decreased during the quarter ended September 30, 1995 by $8,098,000, due principally to the disposition of the Company's remaining interest in Chester Environmental, Inc., as more fully described in
Note 7 to the Condensed Consolidated Financial Statements. The growth in inventories during the second and third quarters, which has been somewhat more pronounced than in prior years, is traceable in part to the relocation of certain manufacturing operations in 1995 and growing sales backlogs at certain of the Company's HVAC divisions.




                          PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K


    (a) Statement of Computation of Per Share Earnings . . .Page 12


    (b) The registrant filed a report on Form 8-K on August 31, 1994 relative to the disposition of its remaining interest in Chester Environmental, Inc., as more fully described in Note 7 to the Condensed Consolidated Financial Statements.

                                  MESTEK, INC.

              SCHEDULE OF COMPUTATION OF EARNINGS PER COMMON SHARE


                                  Three Months Ended        Nine Months Ended
                                     September 30,            September 30,
                                   1995         1994        1995         1994
                                            (Amounts in thousands,
                                            except per common share)

Net income                       $ 2,963      $ 2,829     $ 7,546      $ 6,146
Less:  dividends on Preferred
  Stock                                -            -           -            -
Net income for earnings per
  share                          $ 2,963      $ 2,829     $ 7,546      $ 6,146

Weighted average number of
  common shares outstanding        9,015        9,107       9,022        7,972
Common Share equivalents
  resulting from:  Conversion
  of the $5.00 Convertible
  Preferred Stock                      -            -           -        1,194
Total common shares and common
  share equivalents                9,015        9,017       9,022        9,166
Earnings per common share       $    .33     $    .31    $    .84     $    .67



                                   SIGNATURE



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.



                                                                 Mestek, Inc.



        Date: October 30, 1995                By:               STEPHEN M. SHEA
                                                                Stephen M. Shea
                                                 Senior Vice President - Finance
                                                       (Chief Financial Officer)