Form 10-K
period 1995-12-31
MESTEK INC
filed 1996-04-12
CIK 65195

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended                          Commission file number: 1-448
December 31, 1995

                                  MESTEK, INC.

             (Exact name of registrant as specified in its charter)


         Pennsylvania                                              25-0661650
(State or other jurisdiction of                                (I.R.S Employer
 incorporation or organization)                              Identification No.)

                              260 North Elm Street
                         Westfield, Massachusetts 01085
                    (Address of principal executive offices)

Registrant's telephone number, including area code:  413-568-9571

Securities registered pursuant to Section 12(b) of the Act:


                                                          Name of each exchange
      Title of each class                                  on which registered
  Common Stock, no par value                            New York Stock Exchange


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such
filing requirements for the past 90 days.  YES   X         NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of voting common shares held by nonaffiliates of the registrant as of April 4, 1996, based upon the closing price for registrant's common stock as reported in The Wall Street Journal as of such date was $39,730,946.

The number of shares of the registrant's common stock issued and outstanding as of April 4, 1996 was 8,929,771.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement relating to the annual meeting of shareholders of the registrant to be held on May 22, 1996 are incorporated by reference into
Part III hereof and the  exhibits to filings  referenced  on Pages 44 thru 47 of
Part IV hereof are incorporated by reference into Part IV hereof.

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

         On August 17, 1993, the Company sold a 70% interest in its Environmental Engineering Segment, Chester Environmental, Inc., ("Chester"), to Duquesne Enterprises, Inc., a Pennsylvania corporation, headquartered in Pittsburgh, Pennsylvania. The Company has accounted for this transaction as a Disposal of a Discontinued Segment, as more fully explained in Note 17 to the consolidated financial statements. The Company sold its remaining 30% interest on August 31, 1995, as more fully explained in Note 15 to the consolidated financial statements.

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

         On October 30, 1995, the Company executed an agreement to acquire approximately eighty-three (83%) of the issued and outstanding voting common stock of National Northeast Corporation and National Southeast Aluminum Corporation ("National"). National operates custom aluminum extrusion and fabrication facilities located in Lawrence, Massachusetts and Winter Haven, Florida. The transaction was accounted for under the purchase method of accounting as of October 30, 1995 and, accordingly, the company has included the results of this acquired business in its consolidated statement of operations from this date. The Company itself is a user of aluminum extrusions in its HVAC segment. The consideration for the purchase was $9.96 million in cash and approximately $3.32 million payable over three years, contingent upon a future level of earnings. The transaction was completed on January 2, 1996.

         On November 15, 1995, the Company acquired substantially all of the accounts receivable, inventory, fixed and intangible assets of Heat Exchangers, Inc., a manufacturer of portable air conditioning equipment in Skokie, Illinois. The purchase price paid, including the assumption of certain liabilities, was $6,764,000. The acquisition was accounted for as a purchase and, accordingly, the Company has included the results of this acquired business in its consolidated statement of operations since the date of the acquisition.

         The Company's executive offices are located at 260 North Elm Street, Westfield, Massachusetts 01085. The Company's phone number is 413-568-9571.


OPERATIONS OF THE COMPANY

         The Company operates in three continuing business segments: heating, ventilating, air conditioning equipment ("HVAC") manufacturing; computer software development and systems design; and coil handling equipment manufacturing. Each of these segments is described below. The Company and its subsidiaries together employed 2,255 persons as of December 31, 1995.


HEATING, VENTILATING AND AIR CONDITIONING EQUIPMENT

         The Company, through Mestek, Inc. and its wholly-owned subsidiaries, Pacific/Air Balance, Inc., ("Pacific Air"), The Hydrotherm Corporation, Mestek Canada, Inc., and Westcast, Inc. (collectively, the "Reed Division") manufactures and distributes products in the HVAC industry. These products include residential, commercial and industrial hydronic heat distribution products, gas-fired heating and ventilating equipment, louver and damper equipment, commercial and residential gas and oil-fired boilers, air conditioning units, and related products used in heating, ventilating and air conditioning systems. National, the Company's custom aluminum extruder and fabricator is included in the Heating, Ventilating, and Air Conditioning segment also.

         The Reed Division sells finned-tube and baseboard radiation equipment under the names "Sterling", "Vulcan", "Heatrim", "Petite-7", "Hydrotherm", and "Suntemp", and other hydronic heat distribution products under the names "Sterling" and "Beacon-Morris". The division sells gas-fired indoor and outdoor heating and ventilating under the names "Alton", "Applied Air", "Wing", "Air Fan", and "Temprite". Cooling and air conditioning equipment is sold under the "Alton", "Applied Air", "Space Pak", "Aztec", "Koldwave", "Air Fan", and "Nesbitt" names, and gas and oil-fired boilers are sold primarily under the names "Hydrotherm", "Multi-Pulse", and "Multi-Temp", and distributed under the name "Smith Cast Iron Boilers" by Westcast, Inc. These products may be used to heat, ventilate and/or cool structures ranging in size from large office buildings, industrial buildings, warehouses, stores and residences, down to such small spaces as add-on rooms in residences. The Company's products are manufactured at plants in Westfield, Massachusetts; South Windsor, Connecticut; Farmville, North Carolina; Dallas, Texas; Orangeville, Ontario; Dundalk, Maryland; Ridgeville, Indiana; Skokie, Illinois; and Wrens, Georgia. The Company consolidated its Northvale, New Jersey and Dundalk, Maryland plants in Dundalk in 1992.

         The Reed Division sells its many types of fire, smoke, and air control louvers and dampers, which are devices designed to control or seal off the movement of air through building ductwork in the event of fire or smoke, under the names "Air Balance", "Phillips Aire", "Pacific Air Balance", "American Warming and Ventilating", and "Arrow". These products are manufactured at the Company's plants in Wrens, Georgia; Los Angeles, California; Bradner, Ohio; Waldron, Michigan; Springfield, Ohio, and Wyalusing, Pennsylvania. The Reed Division also manufactures industrial and power plant dampers in Los Angeles, California under the name "Pacific Air Products".

         Through its design and application engineering groups, the Reed Division custom designs and manufactures many HVAC products to meet unique customer needs or specifications not met by existing products. Such custom designs often represent improvements on existing technology and often are incorporated into the Reed Division's standard line of products.

         The Reed division sells its HVAC products primarily through approximately 375 independent representatives throughout the United States and Canada, many of whom sell several of Reed's products. These independent representatives usually handle various HVAC products made by manufacturers other than the Company. These representatives usually are granted an exclusive right to solicit orders for specific Reed Division products from customers in a specific geographic territory, subject to final acceptance of such orders by the Reed Division. Because of the diversity of the Reed Division's product lines, there is often more than one representative in a given territory. Representatives work closely with the Reed Division's sales managers and its technical personnel to meet customers' needs and specifications. The independent representatives are compensated on a commission basis and generally they neither stock Reed Division products nor purchase such products for resale.

         The Reed Division, directly, or through its representatives, sells its HVAC products primarily to contractors, installers, and end users in the construction industry, wholesale distributors and original equipment manufacturers.

         The Company sells gas-fired and hydronic heating and ventilating products, boilers and coil handling equipment in Canada and also sells its products in other foreign markets from time to time. Total export sales did not exceed ten percent of consolidated total revenues, nor did foreign assets exceed ten percent of total assets, in any of the most recent five years ending December 31, 1995.

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

         The Reed Division has a number of trademarks important to its business, including those relating to its Sterling, Vulcan, Beacon-Morris, Heatrim, Wing, Alton, Applied Air, Arrow, Aztec Sensible Cooling, Hydrotherm, Temprite and Dynaforce product lines.

         Expenditures for research and development for the HVAC segment in 1995, 1994, and 1993 were $894,000, $469,000, and $438,000, respectively. Product development efforts are necessary and ongoing in all product markets.

         The Company believes that compliance with environmental laws will not have a financially material effect on its operations in 1996.


COMPUTER SOFTWARE DEVELOPMENT AND SYSTEM DESIGN

         The business of Mestek's wholly-owned subsidiary, MCS, Inc. ("MCS") is primarily related to business applications software and systems development. MCS develops computer software applications to meet specific industry requirements. Services to customers include preparation of computer programs and software to meet the customer needs, providing proper computer hardware when required, installing the system at the customer's business, and providing continuing support services. MCS also provides computer processing services to customers on a time-sharing basis.

         The most significant systems which MCS has developed and has available for sale are MestaMed, a third-party billing, general ledger, accounting and inventory control system for durable medical equipment suppliers, home health providers and infusion therapy providers and ProfitWorks, a system utilized by lumber, electrical, plumbing, and manufacturer's representatives to manage order entry, inventory, purchasing, accounts receivable, and reporting. Support includes software enhancements, diagnostic access, and training seminars. MCS also has available a Telephone Usage System which analyses usage for institutions with multiple telephones. The hardware for these and other systems is supplied primarily by Digital Equipment Corp., for which MCS is an Authorized Solution Provider.

         New enhancements to its software products are continually being developed by MCS. Recent examples include electronic reimbursement, and medical records tracking. During 1995, 1994, and 1993 MCS spent approximately $1,208,576, $910,000, and $702,000, respectively, for software development. These costs related primarily to customer sponsored development and improvements to existing products.

         Because of the importance of systems development to MCS, programming and sales personnel are a primary resource. MCS's main office is in the Pittsburgh, Pennsylvania area and it has sales offices in other parts of the country.

         The markets for business applications software and systems development are diverse and very competitive. MCS has many competitors in the markets in which it operates, both on a regional and national basis. On December 31, 1995, MCS's backlog was $2,915,000.

         MCS's inventory consists primarily of computer hardware and related equipment which is used in the computer systems sold. MCS attempts to maintain a sixty-day supply so that delivery of completed systems can be made on a timely basis.

COIL HANDLING EQUIPMENT

         The Company, through its Cooper-Weymouth, Peterson Division, manufactures various types and sizes of coil stock handling devices at its plant in Clinton, Maine. These devices consist primarily of metal coil straighteners, reels, and equipment used to feed metal from coils into punch presses and other metal stamping or shaping equipment. The Company has improved its competitive position in this industry by developing servo-driven feeders with microprocessor controls, affording diagnostic and operational features. The Company believes that its line of coil stock handling products is among the broadest in the industry.

         Certain coil handling products are custom designed and manufactured to meet unique customer needs or specifications which are not currently met by existing products. These products, developed by the Company's design and application engineering groups, often represent improvements on existing technology and are often then incorporated into the Division's standard product line.

         The primary customers for such coil handling equipment include contract metal stampers, manufacturers of large and small appliances, commercial and residential lighting fixtures, automobile accessories, office equipment and HVAC products. The Cooper-Weymouth, Peterson Division also acts as a supplier of coil handling equipment to original equipment manufacturers of metal handling and metal forming machinery.

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

         Expenditures for research and development for the Coil Handling Equipment segment in 1995, 1994, and 1993 were $0, $68,000, and $52,000, respectively.


SEGMENT INFORMATION

         Selected financial information regarding the operations of each of the above segments is presented in Note 12 to the Consolidated Financial Statements.


Item 2 - PROPERTIES

         The Reed Division of the Company manufactures HVAC equipment at plants that the Company owns in Waldron, Michigan; Bradner, Ohio; Wyalusing, Pennsylvania; Dundalk, Maryland, Springfield, Ohio; Wrens, Georgia, and Dallas, Texas. It operates plants that it leases from entities owned directly or indirectly by certain officers and directors of the Company in Westfield, Massachusetts; Farmville, North Carolina; South Windsor, Connecticut and Los Angeles, California. The Division leases manufacturing space from unrelated parties in Dallas, Texas; Orangeville, Ontario, Canada; and Skokie, Illinois, as well as warehouse space in Mississauga, Ontario, Canada. National, the Company's aluminum extruder and fabricator, operates in leased facilities in Lawrence, Massachusetts and Winter Haven, Florida.

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

         The Company relocated the operations of The Hydrotherm Corporation from Northvale, New Jersey to Dundalk, Maryland in 1992 and the operations of its Scranton, Pennsylvania facility to Westfield, Massachusetts in 1993. These properties were sold in July of 1995 and January of 1996, respectively, as explained more fully in Note 1 to the Consolidated Financial Statements.


Item 3 - LEGAL PROCEEDINGS

         The Company is not presently involved in any litigation which it believes will materially and adversely affect its financial condition or results of operations.


Item 4 - SUBMISSION OF MATTER TO A VOTE OF THE SECURITY HOLDERS

No matters were submitted to the security holders of the Company for a vote during the fourth quarter of 1995.

                                     PART II


Item 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is listed on the New York Stock Exchange, under the symbol MCC. The number of shareholders of record as of April 4, 1996 was 1,644 The price range of the Company's common stock between January 1, 1996 and April 4, 1996 was $11.75 to $13.63 and the closing price on April 4, 1996 was $13.50.

         The quarterly price ranges of the Company's common stock during 1995 and 1994 as reported in the consolidated transaction reporting system were as follows:


                                   PRICE RANGE

                                  1995                          1994
                                  ----                          ----

     First Quarter        $ 10-3/8     $   9-1/2         $ 10-3/8     $ 9-1/2
     Second Quarter       $ 12-7/8     $   9-3/4         $ 10         $ 9-1/4
     Third Quarter        $ 14-5/8      $ 12-1/4         $ 10-1/8     $ 9-1/4
     Fourth Quarter       $ 13-3/8      $ 10-3/4         $ 10         $ 9-3/8


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


SUMMARY OF FINANCIAL POSITION as of December 31,

                               1995       1994       1993      1992      1991
                           ----------  ----------  --------  ---------  ------
Total assets                 $141,431   $120,430   $126,625  $137,158   $120,865
Working capital                41,626     36,628     37,238    58,279     52,644
Long-term debt, including
  current portion               3,031      5,548     20,860    32,104     18,269
Shareholders' equity           91,046     80,732     73,317    70,552     66,397
Common shareholders'
   equity, per common
    share (1)                  $10.14     $ 8.93     $ 7.96    $ 7.59     $ 7.05
                               ======     ======     ======    ======     ======

SUMMARY OF OPERATIONS - for the year ended December 31, (2)


                                1995       1994       1993       1992       1991
                            --------   --------   --------   --------   --------
Total revenues from
  continuing operations (3) $245,865   $224,018   $231,386   $190,038   $173,852
Income from continuing
   operations .............   10,906      9,298      7,583      5,410      8,589
Net  income ...............   10,906      9,298      4,265      5,823      8,995
Earnings per common share:
Income from continuing
   operations ............. $   1.21   $   1.02   $    .82   $    .57   $    .91
Net income ................ $   1.21       1.02        .46        .62        .95



(1) Equity per common share amounts are computed using the common shares and common stock equivalents outstanding as of December 31, 1995, 1994, 1993, 1992, and 1991

(2) Includes the results of acquired companies or asset acquisitions from the date of such acquisition, as follows:


       * National Northeast Corporation and National Southeast Aluminum Corporation from October 30, 1995

       *   Heat Exchangers, Inc. from November 15, 1995

       *   Aztec Sensible Cooling, Inc. from November 1, 1994

       * Mechanical Specialties, Inc. from August 21, 1992 and Westcast, Inc. from December 15, 1992.

       * GeoSpatial Solutions, Inc. and NEA, Inc. from February 1991; Hydrotherm, Inc., Hydrotherm (Canada), Inc., and Dynaforce Corporation from August 1991; Temprite Industries, Ltd. from October 1991, and Kamber Engineering from November 1991.


(3) Revenues have been adjusted in 1993, 1992, and 1991, to reflect the reclassification of revenues related to the Company's Environmental Engineering Segment to Discontinued Operations, which are separately reported in the accompanying financial statements. The Company sold a 70% interest in this segment on August 17, 1993, and sold its remaining 30% interest on August 31, 1995, as more fully explained in Note 15 to the Consolidated Financial Statements.

Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                      RETURN ON AVERAGE NET ASSETS EMPLOYED


                                1995, 1994, 1993


         The Company's Return on Average Net Assets Employed, defined as operating profits from continuing operations before bonuses, interest expense, taxes, and other income and (expense), over Average Net Assets Employed (total assets less current liabilities other than current portion of long-term debt, averaged over 12 months) for the years 1995, 1994, and 1993 was as follows:


                                         1995           1994           1993

Operating Profits (as defined)    $22,515,000    $21,538,000    $15,917,000

Average Net Assets Employed (as
   defined) ...................   $94,956,000    $90,691,000    $90,267,000
Return on Average Net Assets
    Employed ..................          23.7%          23.8%          17.6%


         The 1995 return on Average Net Assets Employed was relatively unchanged from 1994 due principally to weaker performances from certain of the Company's residential HVAC products and certain of its commercial and industrial damper products, which offset much improved performances from the Company's industrial HVAC products divisions.


                             ANALYSIS: 1995 VS. 1994


         The Company's core HVAC Segment reported comparative results for 1995 and 1994 as follows:



                       1995                      1994
                   ($    000)     1995       ($    000)     1994    $Net Change
Net Sales ......   $ 218,456      100.00%    $ 200,444     100.00%    + 8.99%
Gross Profit ...      60,052       27.49%       56,746      28.31%    + 5.82%
Operating Income      15,495        7.09%       15,310       7.64%    + 1.21%


         The growth in revenues was attributable to significantly improved sales from the Company's Industrial Products divisions in Dallas, Texas, and Orangeville, Ontario Canada - offset somewhat by reduced sales from the Company's residential hydronic divisions in Westfield, Massachusetts. Gross profit margins were slightly reduced in 1995 owing in part to the effect of reduced hydronic sales, in part to the effect (in early 1995) of material cost increases, and also to the effect of certain product relocations completed in 1995. Operating income as a percentage of net sales was also slightly reduced owing to the same effects.

         In addition to the effects on HVAC Net Sales, Gross Profits, and Operating Income discussed above, the acquisitions of National Northeast Corporation, as of October 30, 1995, and Heat Exchangers, Inc., on November 15, 1995, as more fully described in Note 2 to the Consolidated Financial Statements, affected the comparative results for 1995 and 1994 as follows:

                         Percentage     Effect of 1995 Acq.  Percentage Change
                          Change        (National Northeast) Net of acquisitions
                        1995 vs. 1994 (Heat Exchangers, Inc.)   1995 vs 1994

     Net Sales                + 8.99%          +   2.1%             + 6.89%
     Gross Profit             + 5.82%          -   .86%             + 6.68%
     Operating Income         + 1.21%           - 1.53%             + 2.74%


         The Company's Computer Systems Segment (MCS, Inc.) reported improved sales, margins and operating profits in 1995 as indicated in the following table:


                       1995                      1994
                    ($   000)     1995       ($   000)   1994      $Net Change

Net Sales ......     $15,255      100.00%     $14,461    100.00%       +  5.49%
Gross Profit ...       6,444       42.24%       5,583     38.61%       + 15.42%
Operating Income       2,749       18.02%       2,244     15.52%       + 22.50%


         MCS's success in 1995 reflects its ongoing commitment to product enhancement and customer support in the Durable Medical Equipment, Home Infusion Therapy, and Home Health Services marketplaces in which it competes.

         The  Company's  Coil  Handling   Equipment  Segment   (Cooper-Weymouth,
Peterson) also reported excellent results for 1995, with margins declining only slightly despite a 33% growth in revenues:


                      1995                   1994
                   ($   000)      1995     ($   000)      1994    $Net Change
Net Sales ......   $ 12,154      100.00%   $  9,112      100.00%    + 33.38%
Gross Profit ...      4,549       37.43%      3,581       39.30%    + 27.03%
Operating Income      1,926       15.85%      1,583       17.37%    + 21.67%


         These results reflect both the healthy conditions presently affecting the coil handling equipment marketplace and the success of this segment's product innovation efforts.

         As a whole the Company reported comparative results as follows:


                       1995                    1994
                   ($    000)      1995     ($    000)      1994    $Net Change
Net Sales ......   $ 245,865      100.00%   $ 224,018      100.00%   + 9.75%
Gross Profit ...      71,045       28.90%      65,910       29.42%   + 7.79%
Operating Income      20,170        8.20%      19,137        8.54%   + 5.40%

         Sales expense for continuing operations of the Company, as a percentage of total revenues, was reduced from 12.6% to 12.3%. General and Administrative expenses as a percentage of revenues increased from 5.7% in 1994 to 6.0% in 1995, principally due to an increase in the provision for bad debts. Engineering expense, as a percentage of total revenues, was reduced from 2.6% to 2.3%. Interest expense from continuing operations was reduced by $121,000 reflecting the effect, net of investment and acquisition activities, of the sale of the Company's remaining interest in Chester Environmental, Inc. in August of 1995 for approximately $6,000,000.

         Income tax expense for continuing operations for 1995, as a percentage of pretax income, was 39.9% as compared with 42.1% for 1994, due to the effect in 1994 of certain subsidiary losses on state and foreign income tax obligations, as more fully described in Note 8 to the Consolidated Financial Statements.

         At December 31, 1995, the Company classified an idle manufacturing facility, in Scranton, Pennsylvania, as a Property Held for Sale. This property was sold in January of 1996 at which time a gain was realized.

         Other Expense decreased substantially in 1995, due to the effect of reduced carrying costs on idle properties held for sale, and the inclusion in 1995 of a non-recurring $850,000 gain on the sale of the Company's remaining investment in Mesta Engineering Company.



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

         In 1993 this segment generated $26,347,000 in "one-time" sales at a very low margin to a major customer in connection with the acquisition of certain product lines from that customer. Excluding the effect of these "one time" sales, Total Revenues for this segment increased $13,686,000, or 7.3% in 1994 as indicated in the following table:


                               Total        Total
                              Revenues     Revenues   Increase        %
                                1994         1993    (Decrease)    Change
                           $    (000)   $    (000)   $    (000)       $
HVAC Segment:

     "One time" 1993 sales  $       0    $  26,347    $ (26,347)
     All other sales ....     200,445      186,759       13,686        7.3%
                              200,445      213,106      (12,661)      (5.9%)

Computer Systems Segment       14,461       12,211        2,250       18.4%

Coil Handling Equipment .       9,112        6,069        3,043       50.1%
                            $ 224,018    $ 231,386    $  (7,368)      (3.2%)



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

         Consolidated operating profit from continuing operations increased in 1994 by $4,970,000, or 35.1%, reflecting the improved performances mentioned above. The HVAC segment reported operating profit of $15,310,000 in 1994, up 24.1% from 1993, for the reasons mentioned above. The Company's Computer Systems segment reported operating profit of $2,244,000, up 63.3% from 1993 on relatively unchanged Average Net Assets Employed. The Coil Handling Equipment segment reported operating profit of $1,583,000, up 345.6% from 1993, also on relatively unchanged Average Net Assets Employed.

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


       The 1993 Gross profit margins for the HVAC segment were adversely effected by the special "one-time" sales described above. But for these sales, HVAC margins in 1993 would have been 29.4%, suggesting that HVAC margins, on a true comparative basis, declined slightly in 1994 (from 29.4% to 28.3%). This effect is traceable principally to price increases experienced in 1994 on basic commodities (steel, copper, and aluminum) used in the Company's manufacturing processes.

       Sales expense for continuing operations of the Company, as a percentage of total revenues, was relatively unchanged at 12.6% despite the elimination of $26,347,000 in "one time" 1993 sales, as described above. General and Administrative expenses (excluding the effect of corporate and profit-center bonuses which were increased by 37.1%), as a percentage of revenues decreased from 5.5% in 1993 to 4.6% in 1994, principally due to the elimination of a significant one time incremental general and administrative cost associated with the operationof the Company's Scranton, Pennsylvania facility in 1993. Engineering expense, as a percentage of total revenues, was unchanged at 2.6%. Interest expense from continuing operations was reduced by approximately
$522,000 reflecting the effect of substantial reductions in interest bearing debt during 1994.

       Income tax expense for continuing operations for 1994, as percentage of pretax income, was 42.1% as compared with 40.2% for 1993, reflecting the effect of certain subsidiary losses on state and foreign income tax obligations, as more fully described in Note 8 to the 1994 Consolidated Financial Statements.

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

                    ANALYSIS: LIQUIDITY AND CAPITAL STRUCTURE



       The Company's working capital increased in 1995 in proportion to the Company's overall growth, as indicated in the following table (all amounts in thousands):



12/31/95         Net Change          12/31/94       Net Change          12/31/93

$ 41,626          $4,998             $ 36,628       $(   610)           $ 37,238


       The Company's funded debt to equity ratio (including deferred compensation, Minority Interest in National Northeast, and Purchase Price Payable-National Northeast as funded debt) increased from 6.9% at December 31,1994, to 16.5% at December 31, 1995, reflecting the effect of the Company's 1995 acquisitions (National Northeast Corporation and Heat Exchangers, Inc.) offset somewhat by the effect of the sale of the Company's remaining investment in Chester Environmental, Inc. as described above.

       The Company's only significant additions to Net Assets Employed during the year, other than ordinary growth in receivables and inventories, were plant and equipment spending of $2,963,000, and the acquisition of the Cox and Honeywell assets as more fully described in Note 15 to the Consolidated Financial Statements.

       Management regards the Company's current capital structure and banking relationships as fully adequate to meet foreseeable future needs. The Company has not paid dividends on its common stock since 1979.


                            ENVIRONMENTAL DISCLOSURE


       The Company is subject to numerous laws and regulations that govern the discharge and disposal of materials into the environment. The Company is not aware, at present, of any material administrative or judicial proceedings against the Company arising under any federal, state or local environmental protection laws or regulations ("Environmental Laws"). There are, however, a number of activities in which the Company is engaged under Environmental Laws.


Permitting Activities

       The Company is engaged in various matters with respect to obtaining, amending or renewing permits required under Environmental Laws to operate each of its manufacturing facilities. Based on the information presently available to it, management expects that all permit applications will be routinely handled and management does not believe that the denial of any currently pending permit application will have a material adverse effect on the Company's financial position or the results of operations.

       A facility of the Company received a non-governmental demand that it comply with its water discharge permit. The Company believes that it is currently in compliance with the terms of such permit and has invested in additional discharge system checks and controls to assure continued compliance.

Potentially Responsible Parties (PRP) Actions

       The Company has been named or contacted by state authorities and/or the Environmental Protection Agency (the "EPA") regarding the Company's liability as a potentially responsible party ("PRP") for the remediation of several sites, none of which actions represent a material proceeding. The potential liability of the Company is based upon records that show the Company or other corporations from whom the Company or its subsidiaries acquired assets used the sites for the lawful disposal of hazardous waste pursuant to third party agreements with the operators of such sites. Such PRP actions generally arise when the operator of the site lacks the financial ability to address compliance with Environmental Laws, decisions and orders affecting the site in a timely and effective manner. The governmental authority responsible for the site looks to the past users of the facility and their successors to address the costs of remediation of the site.

       In High Point, North Carolina, the company has been named as a PRP with regard to the clean-up of groundwater contamination allegedly due to dumping at a land-fill. The Company's activity at the site represented less than 1% of all activity at the site. State authorities continue to investigate the extent of and remediation methods for groundwater contamination at or near the site, and the Company joined a joint defense group to help define and limit its liabilities whereby it may be required to contribute additional non-material sums as part of the remediation of groundwater contamination. The Company (along with many other corporations) is involved in PRP actions for the remediation of a site in Southington, Connecticut, as a result of the EPA's preliminary assignments of derivative responsibility for the presence of hazardous materials attributable to two other corporations from whom the Company purchased assets after the hazardous materials had been disposed of at the Southington sites. The Company is currently participating as part of a joint defense group in discussions with the EPA for a "de minimis settlement" at the Southington, Connecticut site. The obligations of the Company in this matter are not expected to be material to the Company's financial position or the results of operations. The Company has recently received notices from Pitt County and the EPA that it may (along with many others) be a PRP at the Pitt County landfill and a site in Charlotte, North Carolina. The Company continues to investigate these emerging matters, but expects that these matters will not be material to the Company's financial position or results of operations.

Releases of Hazardous Materials

       There have been releases of hazardous materials on a few parcels of property which are presently leased or operated by the Company. All such releases occurred prior to the occupation of the properties by the Company. All releases are in the process of assessment or remediation. In most cases, other parties are responsible for the costs of remediation and the Company is fully indemnified. At a site in Massachusetts leased by the Company the lessor has received notice from a down-stream abutter that activities on the property prior to the Company's occupation may be the source of groundwater contamination on the abutter's property. Based upon an investigation by the Lessor, the claim does not appear to be supportable. Based on the information presently available to it, management does not believe that the costs of addressing any of the releases will have a material adverse effect on the Company's financial position or the results of operations.


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

8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                    The Board of Directors and Shareholders'
                                  Mestek, Inc.



       We have audited the accompanying consolidated balance sheets of Mestek, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the two year period ended December 31, 1995.. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Mestek, Inc. and subsidiaries for the year ended December 31, 1993 were audited by other auditors whose report dated April 6, 1994 expressed an unqualified opinion on those statements.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mestek, Inc. and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their consolidated cash flows for each of the years in the two year period ended December 31, 1995 in conformity with generally accepted accounting principles.

       We have also audited Schedule II of Mestek, Inc. and subsidiaries as of December 31, 1995 and for each of the years in the two year period ended December 31, 1995. In our opinion, the schedule presents fairly, in all material respects, the information required to be set forth therein.












Boston, Massachusetts
March 29, 1996

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                    The Board of Directors and Shareholders'
                                  Mestek, Inc.





       The Board of Directors
           Mestek, Inc.:

       We have audited the consolidated statements of income, shareholders' equity and cash flows for the year ended December 31, 1993 of Mestek, Inc. and subsidiaries. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows to Mestek, Inc. and subsidiaries for the year ended December 31, 1993 in conformity with generally accepted accounting principles.









Springfield, Massachusetts
April 6, 1994

                                  MESTEK, INC.
                           CONSOLIDATED BALANCE SHEETS
                               As of December 31,



                                                              1995       1994
                                                          (Dollars in thousands)
ASSETS

Current Assets
   Cash and Cash Equivalents ...........................   $  1,405   $  4,201
   Accounts Receivable - less allowances of
     $1,377 and $1,440 .................................     42,911     35,306
   Unbilled Accounts Receivable ........................        139        124
   Inventories .........................................     39,241     32,102
   Deferred Tax Benefit ................................      1,492      1,088
   Other Current Assets ................................      4,381      3,269

   Total Current Assets ................................     89,569     76,090

Property and Equipment - net ...........................     24,968     18,483
Equity Investments .....................................      8,778      8,643
Property Held for Sale .................................      2,955      5,870
Other Assets and Deferred Charges  - net ...............      8,545     11,241
Goodwill ...............................................      6,616        103

   Total Assets ........................................   $141,431   $120,430












See Accompanying Notes to Consolidated Financial Statements




                                                                    (Continued)

                                  MESTEK, INC.
                     CONSOLIDATED BALANCE SHEETS (continued)
                               As of December 31,



                                                    1995      1994
                                                (Dollars in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Current Portion of Long-Term Debt ...........   $  2,651   $  5,337
Accounts Payable ............................     16,342     14,117
Accrued Salaries and Bonuses ................      3,218      3,008
Accrued Commissions .........................      2,234      1,833
Progress Billings in Excess of Cost
   and Estimated Earnings ...................      2,904      2,721
Purchase Price Payable - National Northeast .      9,960       --
Other Accrued Liabilities ...................     10,634     12,446

Total Current Liabilities ...................     47,943     39,462

Long-Term Debt ..............................        380        211
Deferred Compensation .......................         22         25

Total Liabilities ...........................     48,345     39,698

Minority  Interest - National Northeast .....      2,040       --
Shareholders' Equity:
Common Stock - no par, stated value $0.05 per
   share,  9,610,135 shares issued ..........        479        479
Paid in Capital .............................     15,434     15,434
Retained Earnings ...........................     81,465     70,559
Treasury Shares, at cost (634,864 and
     574,424 common shares, respectively) ... (    5,449)  (  4,808)
Cumulative Translation Adjustment ........... (      883)  (    932)
Total Shareholders' Equity ..................     91,046     80,732

     Total Liabilities and Shareholders'
         Equity .............................   $141,431   $120,430



See Accompanying Notes to Consolidated Financial Statements.





                                                                    (Continued)

                                   MESTEK, INC
                        CONSOLIDATED STATEMENTS OF INCOME
                        For the years ended December 31,

                                                  1995       1994      1993
                             (Dollars in thousands)

Net Sales ...................................   $230,610   $209,557   $219,175
Net Service Revenues ...... .................     15,255     14,461     12,211

Total Revenues ..............................    245,865    224,018    231,386

Cost of Goods Sold ..........................    166,009    149,180    160,234
Cost of Service Revenues ....................      8,811      8,928      7,798

Gross Profit ................................     71,045     65,910     63,354

Selling Expense .............................     30,319     28,282     28,742
General and Administrative
     Expense ................................     14,845     12,757     14,441
Engineering Expense .........................      5,711      5,734      6,004

Operating Profit ............................     20,170     19,137     14,167

Interest Expense ............................ (      718)  (    839)  (  1,361)
Amortization Expense ........................ (       93)  (     53)  (     55)
Other Income (Expense), Net ................. (    1,224)  (  2,197)  (     61)

   Income From Continuing Operations
      Before Income Taxes ...................     18,135     16,048     12,690
Income Taxes ................................      7,229      6,750      5,107
   Income From Continuing
      Operations ............................     10,906      9,298      7,583

Discontinued Operations:
(Loss) From Operations of
Discontinued Segment ........................       --         --    (   2,323)
Applicable Income Tax Benefit ...............       --         --          793
                                                    --         --     (  1,530)
Loss on Disposal of Discontinued
     Segment ................................       --         --    (   2,425)
Applicable Income Tax Benefit ...............       --         --          637
                                                    --         --     (  1,788)

Net Income ..................................   $ 10,906   $  9,298   $  4,265


See Accompanying Notes to Consolidated Financial Statements.

                                                                   (Continued)

                                  MESTEK, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (Continued)
                        For the years ended December 31,




                                           1995        1994        1993

Earnings (loss) per Common Share:

Income From Continuing Operations .   $       1.21  $     1.02  $      .82

(Loss) From Operations of
   Discontinued Segment (Net of
  Applicable Income Tax Benefit) ..             --          --        (.17)

Loss on Disposal of Discontinued
   Segment (Net of Applicable
   Income Tax Benefit) ............             --          --        (.19)

Net Income ........................   $       1.21  $     1.02  $      .46


Weighted Average Shares Outstanding
(in thousands) ....................          9,019       9,137       9,258














See Accompanying Notes to Consolidated Financial Statements.



                                                                   (Continued)


MESTEK, INC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY For the years ended December 31,
1995, 1994 and 1993

                                             $  5.00
                                            Cumulative
                                            Convertible                                                    Cumulative
                                             Preferred     Common     Paid In     Retained     Treasury    Translation
                                                Stock       Stock     Capital     Earnings      Shares       Adjustment     Total

Balance - December 31, 1992 ...............   $  7,301    $   386     $ 8,232      $57,357     $(2,421)        $(303)      $70,552

Net Income ................................                                          4,265                                   4,265
Cash Dividends:
     Convertible Preferred ($5.00
     per share) ...........................                                     (      361)                              (     361)
Common Stock Repurchased ..................                                                    (   782)                  (     782)
Conversion of $5.00 Convertible
     Preferred ............................    (   92)          1          91                                                   --
Cumulative Translation Adjustment .........                                                                 (    357)    (     357)
Balance - December 31, 1993 ...............   $  7,209    $   387     $ 8,323      $61,261     $(3,203)        $(660)      $73,317

Net Income ................................                                          9,298                                   9,298
Common Stock Repurchase ...................                                                     (1,605)                  (   1,605)
Conversion of $5.00 Convertible
     Preferred ............................    (7,203)         92       7,111
Redemption of $5.00 Convertible
     Preferred ............................    (    6)                                                                   (       6)
Cumulative Translation Adjustment .........                                                                  (   272)    (     272)
Balance - December 31, 1994 ...............   $   --      $   479     $15,434      $70,559     $(4,808)        $(932)      $80,732

Net Income ................................                                         10,906                                  10,906
Common Stock Repurchased ..................                                                   (    641)                   (    641)
Cumulative Translation Adjustment .........                                                                       49            49
Balance - December 31, 1995 ...............  $   --       $   479     $15,434      $81,465     $(5,449)        $(883)      $91,046


See Accompanying Notes to Consolidated Financial Statements


                                                                                                        (Continued)





                                  MESTEK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the years ended December 31,

                                                 1995        1994        1993
                             (Dollars in thousands)
Cash Flows from Operating Activities:
     Net Income ...........................   $ 10,906    $  9,298    $  4,265
Adjustments to Reconcile Net Income
     to Net Cash Provided by Operating
     Activities:
   Depreciation and Amortization ..........      3,940       4,712       6,205
   Provision for Losses on Accounts
     Receivable, net of write offs ........  (      63)  (      16)        462
Changes in assets and liabilities net
of effects of acquisitions and
dispositions:
   Accounts Receivable ....................  (   2,972)      9,353   (   4,765)
   Unbilled Accounts Receivable ...........  (      15)  (      27)  (     590)
   Inventory ..............................  (   3,176)  (   1,464)      4,416
   Accounts Payable .......................  (   1,823)      3,841   (   3,492)
   Other Current Liabilities ..............  (   2,101)  (   2,745)      6,102
   Progress Billings ......................        183         613         429
   Deferred Compensation ..................  (       3)  (       7)  (      63)
   Other ..................................  (   4,248)        797   (   1,616)
Net Cash Provided by Operating
Activities ................................        628      24,355      11,353
Cash Flows from Investing Activities:
   Capital Expenditures ...................  (   2,963)  (   5,160)  (   4,293)
   Disposition of Property & Equipment ....      2,727        --           853
   Acquisition of Businesses and Other
         Assets Net of Cash Acquired ......  (  15,595)  (   1,372)  (   7,449)
   Disposition of Business Segment ........      6,000        --        12,000
Net Cash Provided by (Used in)
     Investing Activities .................. (   9,831)  (   6,532)      1,111
Cash Flows from Financing Activities:
   Net Borrowings (Repayments) Under
     Revolving Credit Agreement ............     2,406   (   5,866)  (     659)
   Principal Payments Under Long
     Term Debt Obligations ................. (   5,367)  (   9,446)  (  13,535)
   Proceeds from Issuance of Long
     Term Debt ............................       --          --         3,467
Purchase Price Payable - National Northeast      9,960        --          --
     Redemption of $5.00 Convertible
     Preferred Stock ......................       --     (       6)       --
   Repurchase of Common Stock .............  (     641)  (   1,605)  (     782)
   Dividends Paid .........................       --          --     (     361)
Net Cash Provided by (Used in)
     Financing Activities ..................     6,358     (16,923)  (  11,870)
Net Increase (Decrease) in Cash and
     Cash Equivalents ...................... (   2,845)        900         594
Translation effect on Cash .................        49   (     272)  (     414)
Cash and Cash Equivalents -
Beginning of Year ..........................     4,201       3,573       3,393

Cash and Cash Equivalents -
End of Year ................................  $  1,405    $  4,201    $  3,573


See Accompanying Notes to Consolidated Financial Statements

                                  MESTEK, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1. SIGNIFICANT ACCOUNTING POLICIES


Basis of presentation


         The consolidated financial statements include the accounts of Mestek, Inc. and its subsidiaries, collectively referred to as the Company. All material intercompany accounts and transactions have been eliminated in consolidation.


Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition and unbilled receivables

         Revenue from product sales is recognized at the time of shipment. Revenue from the licensing of software applications and software systems development is recognized on the basis of completed contracts.

         Unbilled receivables represent revenue earned in the current period but not billed to the customer until future dates, usually within one month.

Cash equivalents

         Cash equivalents include in U.S. Treasury securities with original maturities of three months or less.

Inventories

         Inventories are valued at the lower of cost or market. Cost of inventories is determined principally by the last-in, first-out (LIFO) method.

Property and equipment

         Property and equipment are carried at cost. Depreciation and amortization are computed using the straight-line method and accelerated methods over the estimated useful lives of the assets or the life of the lease, if shorter. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant improvements are capitalized.

Goodwill

         The Company amortizes Goodwill on the straight line basis over the estimated period to be benefitted. The acquisition of National Northeast Corporation and National Southeast Aluminum Corporation ("National"), as more fully described in Note 2, resulted in goodwill of $4,617,000 which will be amortized over 25 years. The acquisition of Heat Exchangers, Inc., as more fully described in Note 2, resulted in goodwill and related intangibles of $2,473,000 which will be amortized over 25 years. The Company continually evaluates the carrying value of goodwill. Any impairments would be recognized when the expected future operating cash flows derived from such goodwill is less than their carrying value.


Advertising Expense

         Advertising costs are charged to operations as incurred, such charges aggregated $2,942,000, $2,426,000, and $2,655,000 for the years ended December 31, 1995, 1994 and 1993 respectively.


Equity Investments

        The Company's 48.6 percent interest in H. B. Smith Company, Incorporated ("HBS") and 46.8 percent interest in EAFCO, Inc., ("EAFCO"), are accounted for under the equity method.


Research and Development Expense

        Research and development expenses are charged to operations as incurred. Such charges aggregated $894,000, $537,000, and $490,000, for the years ended December 31, 1995, 1994 and 1993, respectively.


Software Development Expenses

         The Company's MCS, Inc. subsidiary is in the business of application software and systems development. Statement of Financial Accounting Standards No. 86 requires that development costs incurred subsequent to the establishment of technological feasibility for the product be capitalized, however, the Company does not believe that such amounts are material to the consolidated financial statements. Accordingly, all development costs are charged to expense as incurred. Such charges aggregated $1,208,576, $910,000, and $702,000, 1995,
1994, and 1993, respectively.


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


Currency Translation

         Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at exchange rates prevailing on the balance sheet date. Net foreign currency transactions are reported in the results of operations in U.S. dollars at average exchange rates. Adjustments resulting from balance sheet translations are excluded from the determination of income and are accumulated in a separate component of shareholders' equity.


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


Property Held for Sale

         Property Held for Sale includes a manufacturing facility in Scranton, Pennsylvania which was sold at a gain in January of 1996.

         The Company's Northvale, New Jersey facility, reflected in Property Held for Sale at December 31, 1994, was sold on July 5, 1995 for $2,450,000 in notes payable secured by the property, personal and corporate guarantees, and other security. A loss of $400,000 was reported in connection with this transaction in 1995.


New Accounting Standard

         In March, 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of", which will be effective for the Company's fiscal year ending December 31, 1996. This statement requires the Company to review long-lived assets for impairment whenever events or changes in circumstances, indicate that the carrying amount of an asset may not be recoverable. The Company intends to adopt this statement prospectively. The impact of this standard is not expected to have a material impact on the Company's financial condition or results of operations.

Reclassification

         Reclassifications are made periodically to previously issued financial statements to conform with the current year presentation.


2. BUSINESS ACQUISITIONS

         On October 30, 1995, the Company executed an agreement to acquire approximately eight-three (83%) of the issued and outstanding voting common stock of National Northeast Corporation and National Southeast Aluminum Corporation ("National"). National operates custom aluminum extrusion and fabrication facilities located in Lawrence, Massachusetts and Winter Haven, Florida. The transaction was accounted for under the purchase method of accounting as of October 30, 1995 and, accordingly, the Company has included the results of this acquired business in its consolidated statement of operations from this date. The Company itself is a user of aluminum extrusions in its HVAC segment. The consideration for the purchase was $9.96 million in cash and approximately $3.32 million payable over three years, contingent upon a future level of earnings. The transaction was completed on January 2, 1996.

         Proforma unaudited results of operations for 1994 and 1995, reflecting a hypothetical acquisition date of January 1, 1994 are as follows:

                                          1995                       1994

         Total Revenues                 $267,234                   $242,197
         Net Income                       11,652                      9,657
         Earnings per shar          $       1.30                $      1.06
                                    ============                ===========

         On November 15, 1995, the Company acquired substantially all of the accounts receivable, inventory, fixed and intangible assets of Heat Exchangers, Inc., a manufacturer of portable air conditioning equipment in Skokie, Illinois. The purchase price paid, including the assumption of certain liabilities, was $6,764,000. The acquisition was accounted for as a purchase and, accordingly, the Company has included the results of this acquired business in its consolidated statement of operations since the date of the acquisition. On a proforma basis this acquisition would not have had a material effect on the Company's consolidated results of operations for either of the two years in the period ended December 31, 1995.


3. INVENTORIES

Inventories consisted of the following at December 31:


                                         1995                    1994
                                    -------------            -----------

       Raw materials                $ 20,404,000             $ 17,524,000
       Work-in-progress               17,114,000               13,441,000
       Finished goods                  9,657,000                8,241,000
                                     -----------              -----------
                                      47,175,000               39,206,000
       Less provision for LIFO
           method of valuation         7,934,000                7,104,000
                                     -----------              -----------
                                    $ 39,241,000             $ 32,102,000
                                     ===========              ===========


       Progress billings exceeded related contract costs by $2,904,000, and $2,721,000, at December 31, 1995 and 1994, respectively. As such, these amounts are reported as deferred income in the accompanying consolidated financial statements.

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:


                                               1995                  1994
                                         -------------           -----------
       Land                             $      777,000        $      750,000
       Buildings                            11,035,000            10,662,000
       Leasehold Improvements                3,119,000             2,873,000
       Equipment                            43,857,000            34,442,000
                                         -------------          ------------

                                            58,788,000            48,727,000
       Accumulated Depreciation            (33,820 000)          (30,244,000)
                                          ------------          ------------
                                          $ 24,968,000          $ 18,483,000
                                          ============          ============



       The above amounts include $144,000, and $1,370,000, at December 31, 1995 and 1994, respectively, in assets that had not yet been placed in service by the Company. No depreciation was recorded in the related periods for these assets.

       Depreciation and amortization expense was $3,864,000, $4,669,000, and $6,205,000, for the years ended December 31, 1995, 1994, and 1993 respectively.


5. EQUITY  INVESTMENTS

       H. B. Smith Company Incorporated (HBS)

         The Company's investment in HBS is zero reflecting the Company's equity in HBS' cumulative losses. The Company has no obligation to fund future HBS operating losses.

       Eafco, Inc. (EAFCO)

       On April 7, 1993, the Company acquired a 46.8% interest in EAFCO, Inc., (EAFCO), a Pennsylvania company, located in Boyertown, Pennsylvania in return for cash, notes and certain items of foundry equipment valued in total at $8,643,000.

       EAFCO produces cast iron boiler sections for the boiler industry. EAFCO used a portion of the proceeds to modernize its foundry facilities and equipment and began supplying cast iron boiler sections for use in Mestek's boiler subsidiaries in 1993. This investment is accounted for in accordance with the equity method of accounting. The Company reported its share of EAFCO's operating results, which were not material, in Other Income (Expense) in the consolidated financial statements in 1995, 1994, and 1993.

       The Company purchases approximately $18,000,000 on an annualized basis from Eafco and HBS together. The Company's net receivable from Eafco and HBS together was $3,272,000 and $1,474,000 at December 31, 1995 and 1994,
respectively.

Note 6 - Long-Term Debt

       Long-Term Debt consisted of the following:


                                              Dec. 31,           Dec. 31,
                                                1995               1994
                                           ------------        -----------

       Senior Notes                         $         -        $ 1,000,000
       Revolving Loan Agreement               1,725,000                  -
       Note Payable Bank                        711,000                  -
       Notes Payable American Standard, Inc.          -          1,903,000
       Notes Payable Eafco, Inc.                      -          2,400,000
       Other Bonds and Notes Payable            595,000            245,000
                                           ------------         ----------
                                              3,031,000          5,548,000
              Less Current Maturities        (2,651,000)        (5,337,000)
                                            -----------        -----------
                                          $     380,000       $    211,000
                                           ============        ===========



Revolving Loan Agreement - On January 1, 1992, the Company entered into a Revolving Loan Agreement and Letter of Credit Facility (the "Agreement") with a commercial bank. The Agreement, which had been extended through June 30, 1995, was recently extended through April 30, 1996. Under the terms of this most recent extension, it provides $48 million of unsecured revolving credit and standby letter of credit capacity. Borrowings under the Agreement bear interest at a floating rate based upon the bank's prime rate less 1.00%, or LIBOR plus a quoted market factor, at the discretion of the borrower, and may be used for working capital or acquisition purposes, or to retire previously incurred debt. It is management's intention, upon expiration of the Revolving Loan Agreement on April 30, 1996 to extend or otherwise negotiate a similar financing agreement for future capital needs. The Revolving Loan Agreement contains financial covenants which require that the Company maintain certain current ratios, working capital amounts, capital bases and leverage ratios. This agreement also contains restrictions regarding the creation of indebtedness, the occurrence of mergers or consolidations, the sale of subsidiary stock, and the payment of dividends in excess of 50% of net income.

       Commitment fees on letters of credit are 3/4% annually. Outstanding letters of credit, principally related to the Company's insurance programs, aggregated $3,242,000 and $3,827,000, at December 31, 1995 and 1994,
respectively.

Note Payable Bank - The Company's subsidiary, National Northeast Corporation had in effect at December 31, 1995 a revolving credit agreement with a commercial bank. The outstanding balance of $711,000 was paid off in January of 1996 through advances under the Company's Revolving Loan Agreement.

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

       Other Bonds and Notes Payable - The Company is obligated under the terms of an Industrial Revenue Bond (the Bond) secured by its facility in Wyalusing, Pennsylvania. The Bond bears interest at 5% and matures on July 25, 2001. The outstanding balance under the Bond at December 31, 1995 was $212,000. The Company's National Northeast subsidiary is obligated under two non-interest bearing subordinated Notes Payable on which interest was imputed at 8%. The notes are secured by certain pieces of equipment. The outstanding balances under the notes at December 31, 1995 are $185,000 and $198,000, respectively, and the notes mature on May 1, 2001 and March 31, 1997, respectively.

   Cash paid for interest was $718,000, $839,000, and $1,535,000, during the years ended December 31, 1995, 1994, and 1993, respectively.

       Maturities of long-term debt in each of the next five years are as follows:


                                              1996 - $   2,651,000
                                              1997 - $     116,000
                                              1998 - $      80,000
                                              1999 - $      85,000
                                              2000 - $      62,000


       The fair value of the Company's long-term debt is estimated based on the current interest rates offered to the Company for debt of the same remaining maturities. Management believes the carrying value of the debt approximates its fair value as of December 31, 1995.


7. SHAREHOLDERS' EQUITY

       The Company has authorized common stock of 20,000,000 shares with no par value, and a stated value of $0.05 per share. As of December 31, 1995, John E. Reed, Chairman, President and CEO of the Company and Stewart B. Reed, a Director of the Company and son of John E. Reed, together beneficially own a majority of the outstanding shares of the Company's common stock.

       By a vote of its shareholders at its annual meeting of shareholders on May 24, 1995, the Company amended its Articles of Incorporation to authorize 10,000,000 shares of a new class (or classes) of preferred stock (the Preferred Stock) and to eliminate both its $5.00 convertible, non-cumulative, non-voting, $100 par, preferred stock (the Convertible Preferred) and its $6.00, $100 par, redeemable preferred stock (the Redeemable Preferred) . As of December 31, 1995 no shares of the Preferred Stock have been issued.

       Prior to May 25, 1995 the Company had 250,000 shares of authorized $5.00, convertible, noncumulative, nonvoting preferred stock with a par value of $100 per share (the "Convertible Preferred"). 73,260 shares of the Convertible
Preferred were issued on July 31, 1986. The Convertible Preferred was convertible into a total of 1,878,462 shares of Mestek common stock, subject to certain antidilution provisions. As of December 31, 1993, 1,170 of the preferred shares had been converted into 29,993 shares of Mestek common. The remaining Convertible Preferred was redeemable at the option of the Company at par value plus any declared but unpaid dividends, any time after July 31, 1993. Pursuant to a notice of redemption dated April 22, 1994, all but 64 shares of the Convertible Preferred were converted into 1,838,259 shares of Common Stock of the Company. The remaining 64 shares of Convertible Preferred were redeemed on June 24, 1994.


8. INCOME TAXES

      Income before income taxes included foreign earnings (losses) of $217,000, ($606,000), and ($449,000) in 1995, 1994, and 1993, respectively. Income tax expense (benefit) from continuing operations consisted of the following:

                                      1995            1994            1993
                               --------------   -------------     -----------
       Federal income tax:
          Current                 $ 5,894,000     $ 5,298,000     $ 4,052,000
          Deferred                (   174,000)   (     89,000)   (    249,000)
       State income tax:
          Current                   1,543,000       1,534,000       1,306,000
          Deferred               (     46,000)   (      5,000)   (     36,000)
       Foreign income tax:
          Current                      12,000          12,000               -
          Deferred                          -               -          34,000
                                 ------------   -------------    ------------

       Income taxes from
          Continuing Operations   $ 7,229,000     $ 6,750,000     $ 5,107,000
                                  ===========     ===========     ===========


       Total income tax expense from continuing operations differed from "expected" income tax expense, computed by applying the U.S. federal income tax rate of 35 percent (34 percent prior to 1994) to earnings before income tax, as follows:


                                           1995           1994           1993
                                       -----------    -----------     ----------

Computed "expected" income tax         $ 6,347,000    $ 5,617,000   $ 4,314,000
State income tax, net of
       federal tax benefit                 973,000        994,000       838,000
Benefit of foreign loss not
       allocated to income statement             -        212,000             -
Foreign tax rate differential         (     15,000)  (     82,000)  (   152,000)
Change in beginning year balance
     of the valuation allowance for
     deferred tax assets allocated
       to income tax expense          (     76,000)             -       195,000
Other - net                                      -          9,000    (   88,000)
                                     --------------  ------------    -----------

Income Taxes                           $ 7,229,000    $ 6,750,000   $ 5,107,000
                                       ===========    ===========   ===========


       A  deferred   income  tax  (expense)   benefit   results  from  temporary
differences in the recognition of income and expense for income tax and financial reporting purposes. The components of and changes in the net deferred tax assets (liability) which give rise to this deferred income tax (expense) benefit for the year ended December 31, 1995 are as follows:

                                                      Change
                                      December 31,   (Expense)     December 31,
                                          1994        Benefit         1995
                                      -----------    ---------      -----------
Deferred Tax Assets:
Warranty Reserve ..................   $   630,000    $  32,000    $   662,000
Compensated Absences ..............       522,000      199,000        721,000
Inventory Valuation ...............       283,000       67,000        350,000
Accounts Receivable Valuation .....       622,000     ( 65,000)       557,000
Capital Loss Carryforward .........       323,000     (323,000)          --
State Tax Operating Loss
   Carryforward ...................       100,000       92,000        192,000
Foreign Tax Operating Loss
   Carryforward ...................       704,000     ( 75,000)       629,000
Deferred Income on Sale of Assets
    to Nonconsolidated Investees ..       213,000         --          213,000
                                      -----------     --------      ---------

Total Gross Deferred Tax Assets ...     3,397,000     ( 73,000)     3,324,000
Less Valuation Allowance ..........    (  195,000)      76,000     (  119,000)
                                       ----------    ---------        -------

       Deferred Tax Assets ........     3,202,000        3,000      3,205,000
                                       ----------    ---------        -------

Deferred Tax Liabilities:
Prepaid Expenses ..................    (  653,000)      75,000     (  578,000)
Depreciation ......................    (  443,000)     117,000     (  326,000)
Other .............................    (  386,000)      25,000     (  361,000)
                                       ----------    ---------      ---------

       Net Deferred Tax Liabilities    (1,482,000)     217,000     (1,265,000)
                                       ----------    ---------      ---------

       Net Deferred Tax Assets ....   $ 1,720,000    $ 220,000    $ 1,940,000
                                       ==========    =========      =========

       A valuation allowance of $195,000 was established at December 31, 1993. This allowance reflects uncertainties as to the realization of a portion of the foreign tax operating loss carryforward identified above. This valuation allowance was adjusted downward to $119,000 on December 31, 1995 because the foreign operations resulted in earnings for the current year. It is management's belief that this trend will continue. At December 31, 1995, no valuation allowance has been established relative to the remaining foreign tax operating loss carryforward or state tax operating loss carryforward. It is management's belief that it is more likely than not that these carryforwards will be utilized prior to their expiration. The Company has available to it a number of tax planning opportunities which support this conclusion.

       At December 31, 1995, the Company has state tax operating loss and foreign tax operating loss carryforwards of approximately $3,553,000 and $1,259,000, respectively, which are available to reduce future income taxes payable, subject to applicable "carryforward" rules and limitations. The significant increase in state tax operating loss carryforwards resulted primarily from a change in Pennsylvania law permitting loss carryforwards which were not previously allowed. These losses expire as follows:



                             State                                Foreign

       2000                $1,600,000                              $        -
       2007                 1,953,000                               1,259,000
                          -----------                             -----------
                           $3,553,000                              $1,259,000
                           ==========                              ==========

       Cash paid for income taxes was $8,222,000, $5,990,000 and $1,889,000, for the years ended December 31, 1995, 1994, and 1993 respectively.


9. LEASES

       The Company leases various manufacturing facilities and equipment from companies owned by certain officers and directors of the Company, either directly or indirectly, through affiliates. The leases generally provide that the Company will bear the cost of property taxes and insurance.

       Details of the principal operating leases with related parties as of December 31, 1995 are as follows:



                                   Date                    Basic         Minimum
                                    of                     Annual        Future
                                  Lease        Term        Rental        Rentals

Sterling Realty Trust
Land and building - Main          12/17/84    15 years    $  192,000  $  768,000
Land and building - Engineering   07/01/83    15 years        42,000     105,000
Land and building - South Complex 01/01/94    15 years       256,800   3,338,400
Machinery & Equipment             01/01/93     5 years        41,460      82,920
(Westfield, Farmville and Wrens
     Locations)

Machinery Rental
Machinery & Equipment             01/01/93     5 years       223,980     447,960
(Westfield, Farmville, Wrens,
     South Windsor and Clinton Locations)

Elizabeth C. Reed Trust
Machinery & Equipment             01/01/93     5 years        14,100      28,200



Production Realty
Land and building                   N/A        monthly        26,400       2,200
Machinery & Equipment               N/A        monthly        41,400       3,450

Rudbeek Realty Corp.
(Farmville Location)              11/02/92     6 years       324,000     972,000

MacKeeber
(South Windsor Location)          07/01/90  14.5 years       616,041   5,852,424


     Rent expense for operating leases, including those with related parties, was $2,581,000, $2,433,000, and $4,699,000, for the years ended December 31,
1995, 1994 and 1993, respectively.

     Future minimum lease payments under all noncancelable leases as of December 31, 1995 are as follows:


                                                                      Operating
       Year Ending December 31,                                        Leases

                  1996                                             $   3,170,000
                  1997                                                 2,482,000
                  1998                                                 2,120,000
                  1999                                                 1,775,000
                  2000                                                 1,271,000
                                                                   -------------
            After 2000                                                 4,795,000
                                                                   -------------

       Total minimum lease payments                                  $15,613,000



10. EMPLOYEE BENEFIT PLANS

       The Company maintains a qualified non-contributory profit-sharing plan covering all eligible employees. Contributions to the plan were $828,000, $789,000, and $755,000, for the years ended December 31, 1995, 1994, and 1993, respectively. Contributions to the Plan are defined as 3.0% of gross wages up to the current Old Age, Survivors, and Disability, (OASDI), limit and 6.0% of the excess over the Old Age, Survivors, and Disability, (OASDI), limit, subject to the maximum allowed under the Employee Retirement Income Security Act, (ERISA). The plan's vesting terms are 20% vesting after 3 years of service, 40% after 4 years, 60% after 5 years, 80% after 6 years, and 100% vesting after 7 years.

       In addition to the profit-sharing plan, the Company also offers the following defined contribution benefit plans:

       The Company maintains a Retirement Savings Plan qualified under Internal Revenue Code Section 401(k) for employees covered under regional collective bargaining agreements. Service eligibility requirements differ by division and collective bargaining agreement. Participants may elect to have up to 15% of their compensation withheld, up to the maximum allowed by the Internal Revenue Code. Participants may also elect to make nondeductible voluntary contributions up to an additional 10% of their gross earnings each year within the legal limits. The Company contributes differing amounts depending upon the division's collective bargaining agreement. Contributions are funded on a current basis. Contributions to the Plan were $252,000, $176,000 and $178,000, for the years ended December 31, 1995, 1994, and 1993, respectively.

       The Company  maintains  a separate  qualified  401(k)  Plan for  salaried employees not covered by a collective bargaining agreement, who chose to participate, and who have at least one year of 1,000 hours or more of service at the time of participation. Participants may elect to have up to 15% of their compensation withheld, up to the maximum allowed by the Internal Revenue Code. Participants may also elect to make nondeductible voluntary contributions up to an additional 10% of their gross earnings each year within the legal limits. The Company contributes $0.25 of each $1.00 deferred by participants and deposited to the Plan not to exceed 1.50% of an employee's compensation. The Company does not match any amounts for withholdings from participants in excess of 6.00% of their compensation or for any nondeductible voluntary contributions. Contributions are funded on a current basis. Contributions to the Plan were $243,000, $212,000, and $197,000 for the years ended December 1995, 1994, and
1993, respectively.

       One of the Company's subsidiaries maintains a qualified defined contribution target benefit pension plan which covers substantially all of it's employees. Pension costs are accrued annually based on contributions earned by participants under plan provisions as determined by an independent actuary. The total expense related to this pension plan for the twelve months ended December 31, 1995, 1994, and 1993 was $64,000, $59,000, and $48,000, respectively.

       The Company maintains bonus plans for its officers and other key employees. The plans generally allow for annual bonuses for individual employees based upon the operating results of related profit centers in excess of a percentage of the Company's investment in the respective profit centers. The Company also has employment agreements with certain executive officers.

       40% of the Company's employees are covered under collective bargaining agreements, of which 15% are covered under agreements expected to be renewed in 1996.


11. COMMITMENTS AND CONTINGENCIES

       Mestek and its subsidiaries are subject to several legal actions and proceedings in which various monetary claims are asserted. Management, after consultation with its corporate counsel and outside counsel, does not anticipate that any ultimate liability arising out of all such litigation and proceedings will have a material adverse effect on the financial condition of the Company.

       David R. Macdonald, a member of the Company's Board of Directors, is a partner in the law firm of Baker & McKenzie. Management from time to time retains Baker & McKenzie to perform legal services for the Company. Amounts paid for such services aggregated $147,000, $93,000, and $378,000, for the years ended December 31, 1995, 1994, and 1993, respectively.

       The Company is obligated as guarantor with respect to the debt of MacKeeber Associates Limited Partnership, a Connecticut Limited Partnership, under an Industrial Development Bond issued in 1984 by the Connecticut Development Authority. The balance outstanding under the bond as of December 31, 1995 was $1,348,000.

       The Company is subject to numerous laws and regulations that govern the discharge and disposal of materials into the environment. Liabilities for environmental remediation and/or restoration are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. The Company is not aware, at present, of any material administrative or judicial proceedings against the Company arising under any federal, state or local environmental protection laws or regulations ("Environmental Laws"). There are, however, a number of activities in which the Company is engaged under Environmental Laws. The Company is engaged in various matters with respect to obtaining, amending or renewing permits required under Environmental Laws to operate each of its manufacturing facilities. The Company or various of its subsidiaries have been named or contacted by state authorities and/or the Environmental Protection Agency (the "EPA") regarding the Company's liability as a potentially responsible party ("PRP") for the remediation of several sites, none of which, in the judgement of management, would have a material adverse impact on the financial condition or results of operations of the Company. There have been releases of hazardous materials on a few parcels of property which are presently owned, leased or operated by the Company. Based on the information presently available to it, management does not believe that the costs of addressing any of the releases will have a material adverse effect on the Company's financial position or the results of operations.


12. SEGMENT INFORMATION

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

       The   Computer   Systems   segment   includes  the   development,   sale,
installation, and maintenance of business applications software.

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

       The following table presents segment information for the years ended December 31, 1995, 1994, and 1993. Segment information reflecting the operations of acquired businesses is shown only for the periods following acquisition. Segment information for the Engineering segment is excluded from this table due to the disposition of this segment in 1993.

       Also, Operating Profit has been adjusted in 1993 to give effect to the reclassification of corporate overhead originally charged to the Engineering segment in accordance with APB 30.



                              1995                    1994               1993
                         --------------          --------------      --------
                                             (Dollars in thousands)
Total Revenues
 HVAC                       $ 218,456              $ 200,445          $ 213,106
Computer Systems               15,255                 14,461             12,211
Coil Handling Equipment        12,154                  9,112              6,069
                            ---------              ---------          ---------

Total Revenues              $ 245,865              $ 224,018          $ 231,386
                            =========              =========          =========

 Operating Profit
 HVAC                          15,495                 15,310             12,335
Computer Systems                2,749                  2,244              1,374
Coil Handling Equipment         1,926                  1,583                458
                            ----------             ---------          ----------

Total Operating Profit     $   20,170              $  19,137          $  14,167
                           ==========              =========          =========


Other information regarding the segments for the years 1995, 1994, and 1993 is as follows:



                                                   1995

                        Identifiable assets        Capital         Depreciation
                           (at year-end)        expenditures  *      expense
                                         (Dollars in thousands)

 HVAC                      $  128,093          $   2,416            $   3,604
 Computer Systems               6,772                 25                   69
 Coil Handling Equipment        6,476                522                  191
                           ----------           --------            ---------
         Total             $  141,341          $   2,963            $   3,864
                           ==========           ========            =========


*Excludes capital assets acquired by acquisition

                                                    1994

                        Identifiable assets        Capital        Depreciation
                           (at year-end)         expenditure         expense
                                          (Dollars in thousands)

 HVAC                         $ 106,011           $   4,635          $   4,516
 Engineering                      6,000                   0                  0
 Computer Systems                 4,866                 135                 62
 Coil Handling Equipment          3,553                 390                 91
                             ----------           ----------        ----------
         Total                $ 120,430           $   5,160          $   4,669
                             ==========           ==========         =========



                                                    1993

                         Identifiable assets       Capital        Depreciation
                           (at year-end)        expenditures         expense
                                          (Dollars in thousands)

 HVAC                       $   112,963        $      3,590       $      4,284
 Engineering                      6,000                 622              1,749
 Computer Systems                 3,947                  39                 55
 Coil Handling Equipment          3,715                  42                 65
                            -----------         -----------       ------------

    Total                   $   126,625        $      4,293        $     6,153
                            ===========        ============        ===========



The Company sells its HVAC products primarily to contractors, installers, and end users in the construction industry, wholesale distributors, and original equipment manufacturers. At December 31, 1995 and 1994, accounts receivable, net of allowances, for the HVAC segment totaled $38,664,000 and $30,837,000, respectively. These receivables are generally of high quality, and the Company's history is that losses from bad debts are not excessive. Management believes that established reserves at December 31, 1995 are adequate to absorb any such losses.


13. SELECTED QUARTERLY  INFORMATION (UNAUDITED)

The table below sets forth selected quarterly information for each full quarter of 1995 and 1994. (Dollars in thousands except per common share amounts).


1995                       1st           2nd            3rd             4th
                         Quarter       Quarter         Quarter        Quarter

Total Revenues          $ 53,759      $ 52,479        $ 64,686       $ 74,941
Gross Profit            $ 15,535      $ 15,475        $ 18,956       $ 21,079

Net Income             $   2,675     $   1,904      $    2,963      $   3,364
Per Common Share:
Net Income               $   .30       $   .21         $   .33        $   .37

1994                        1st          2nd            3rd              4th
                          Quarter      Quarter        Quarter          Quarter

Total Revenues            $50,043      $46,155        $64,738          $63,082
Gross Profit              $14,391      $13,420        $18,267          $19,832

Net Income               $  1,722     $  1,595       $  2,829         $  3,152
Per Common Share:
Net Income                $   .19      $   .17        $   .31          $   .35



14. COMMON STOCK BUYBACK PROGRAM

In 1995 and 1994 the Company continued its program of selective "open-market" purchases of common shares, originally announced in 1990. 60,440 and 169,200 of such shares were acquired in 1995 and 1994, respectively. All such shares are accounted for as treasury shares as of December 31, 1995 and 1994, respectively.


15. OTHER TRANSACTIONS

Mesta

On March 3, 1995, the Company, through its Delaware-based subsidiary, West Homestead Joint Venture Corporation, concluded the sale of its remaining 30% partnership interest in Mesta International (formerly Mesta Engineering Company) to Shougang Mechanical Equipment Co. of Pennsylvania, Inc., a U.S. subsidiary of a Chinese industrial company, for $850,000 in cash and the assumption of all liabilities of Mesta International. The Company reported a gain on the transaction in 1995 of approximately $850,000.


Chester

On August 31, 1995, the Company, completed the disposition of 30% of the outstanding common stock of Chester Environmental, Inc. ("Chester"), a Pennsylvania corporation headquartered in Pittsburgh, Pennsylvania. Chester is engaged in environmental engineering and consulting. Prior to August 1993, Chester was a wholly owned subsidiary of the Company. The Company sold 70% of Chester's common stock to Duquesne Enterprises, Inc. ("Duquesne") in 1993, and this redemption in 1995 of the remaining 30% of Chester's common stock by Chester, liquidated the Company's interest in Chester.

Under the terms of the redemption, the Company received $6,000,000 from Chester, and simultaneously, settled in full certain indemnities and guarantees of Chester accounts receivable undertaken in 1993. The Company fully reserved for these obligations at the time of the 1993 transaction. A nominal loss was reported in 1995 as a result of these transactions.

This disposition completes the Company's exit from its environmental services segment. The Company's three remaining business segments are: Heating, Ventilating, and Air Conditioning (HVAC); Computer Systems; and Coil Handling Equipment.

Cox

On July 12, 1995, the Company purchased certain operating assets of Cox Manufacturing Co., Inc. of Ridgeville, Indiana for approximately $500,000 in a bulk sales transaction. The Company leased a portion of the former Cox facility to manufacture the radiant heating and furnace product line obtained in the transaction.

Honeywell

On October 2, 1995, the Company purchased certain manufacturing assets and inventory from Honeywell Corp. (Honeywell) of Minneapolis, Minnesota for approximately $500,000. The Company expects to manufacture a line of dampers for Honeywell.


Note 16.  Subsequent Events

On February 5, 1996, the Company acquired certain assets of the press feeding and cut-to-length line businesses of Rowe Machinery and Automation Inc. of Dallas, Texas ("Rowe"). Rowe is a leading manufacturer of press feeding and cut-to-length line equipment serving the appliance, office furniture, automotive, and many other markets. The purchase price paid was approximately $5 million, including the assumption of certain liabilities. Mestek will lease the Rowe facility in Dallas including all machinery and equipment through the end of 1996 at a cost of $40,000 per month.

On February 2, 1996, the Company acquired all of the issued and outstanding common stock of Omega Flex, Inc. of Exton Pennsylvania. Omega Flex is a manufacturer of flexible metal hose and related hose fabrications. The purchase price paid for the acquired stock was approximately $9 million. Omega Flex has leased its manufacturing and office facility through January 31, 2000, for $199,500 per year.


Note 17. Discontinued Operations (1993)

On August 17, 1993, the Company completed the sale of 70% of the outstanding common stock of its Chester Environmental, Inc. subsidiary (Chester) to Duquesne Enterprises, Inc. (Duquesne), a Pennsylvania corporation headquartered in Pittsburgh, Pennsylvania. The Company received $12,000,000 plus certain "put" rights exercisable at various dates through 1999 which enabled the Company, at its option, to sell its remaining 30% interest for a minimum of $6,000,000. The Company accounted for the transaction as a disposal of a business segment in accordance with APB 30. Accordingly, the Company recorded a loss (Loss on Disposal of Discontinued Segment) in 1993 on the sale which, together with the effect of writing its remaining investment down to $6,000,000, amounted to $1,788,000, net of a related tax benefit of $637,000. The operations of Chester are separately reported in accordance with APB 30 in the accompanying
Consolidated Statements of Income for 1993 under the heading (Loss) from Operations of Discontinued Segment. For this purpose the operations of Chester are included only through the date of sale, August 17, 1993. Subsequent to this date, the Company accounted for its remaining investment in Chester under the cost method of accounting, since the Company did not have the ability to exert significant influence over the operations or financial policies of Chester. The "put" rights received by the Company also allowed the Company, under certain circumstances, at its option, to sell its remaining interest for $8,000,000. No value was assigned to this additional consideration in the computation of the Loss on Disposal of Discontinued Segment in 1993. Also, under the terms of the Agreement of Sale, Duquesne received a "call" right which enabled it to purchase, at its option, the Company's remaining interest for $12,000,000. Interest expense was allocated to the Loss from Discontinued Operations for 1993 based upon the ratio of net assets (defined as average total assets less average non-interest bearing indebtedness) of the discontinued segment to consolidated net assets. Corporate general and administrative expenses originally allocated to the Discontinued Segment totaling $310,000 for the year 1993 were reallocated to the HVAC Segment in the accompanying Consolidated Statements of Income in accordance with APB 30. Revenues of the discontinued segment totaled $28,147,000 for 1993 (through August 17, 1993).

                                    PART III

With respect to items 10 through 13, the company will file with the Securities and Exchange Commission, within 120 days of the close of its fiscal year, a definitive proxy statement pursuant to Regulation 14-A.



Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors of the Company will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held May 22, 1996, and to the extent required, is incorporated herein by reference. Information regarding executive officers of the Company is forth under the caption "Executive Officers".


Item 11 - EXECUTIVE COMPENSATION

Information regarding executive compensation will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held May 22, 1996, and, to the extent required, is incorporated herein by reference.

The report of the Compensation Committee of the Board of Directors of the Company shall not be deemed incorporated by reference by any general statement incorporating by reference the proxy statement into any filing under the Securities Exchange Act of 1934, and shall not otherwise be deemed filed under such Act.


Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held May 22, 1996, and, to the extent required, is incorporated herein by reference.


Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held May 22, 1996, and, to the extent required, is incorporated herein by reference.

                                     PART IV


Item 14 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K


                                      INDEX


Independent Auditors' Reports

Financial Statements:

(a)(1)     Consolidated Balance Sheets as of December 31, 1995
           and 1994

     Consolidated Statements of Income for the Years Ended
     December 31, 1995, 1994, and 1993

     Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1995, 1994, and 1993

     Consolidated Statements of Cash Flows for the Years
     Ended December 31, 1995, 1994, and 1993

     Notes to the Consolidated Financial Statements

(a)(2)  Financial Statement Schedules


      II. Valuation and Qualifying Accounts

     All other financial statement schedules required by Item 14(a)(2) have been omitted because they are inapplicable or because the required information has been included in the consolidated financial statements or notes thereto.

(a)(3)   Exhibits
     The Exhibit Index is set forth on Pages 44 thru 47

(b) One report on Form 8-K was filed during the three months ended December 31, 1995.


     No annual report to security holders as of December 31, 1995 had been sent to security holders and no proxy statement, form of proxy or other proxy soliciting material has been sent by the registrant to more than ten of the registrant's security holders with respect to any annual or other meeting of security holders held or to be held in 1996. Such annual report to security holders, proxy statement or form of proxy will be furnished to security holders subsequent to the filing of this Annual Report on Form 10-K.

                                                                  Schedule II




                                  MESTEK, INC.
                        Valuation and Qualifying Accounts
                  Years ended December 31, 1995, 1994 and 1993



                                  Charged   Charged
                        Bal. at   to cost   to other                      Bal.
                        at Beg.     and      Accts.    Other   Deduct.   at end
Year     Description   of Year    expense   (Desc.)   (Desc.)  (Desc.)  of Year

1995     Allowance
         for doubtful
         accounts       $1,440   $   867    $  -   $   76    $(1,006)(2)  $1,377

1994     Allowance
         for doubtful
         accounts       $1,456   $   248    $  -   $    -   $(   264)(2)  $1,440

1993     Allowance
         for doubtful
         accounts       $1,455    $1,071   $   -   $(  350)(1)$(   720)(2)$1,456



(1) Includes recoveries of amounts previously written-off and eliminated reserve due to sale of Chester.

(2)    Bad debts written off.

(3) Includes recoveries of amounts previously written-off and allowances for doubtful accounts of acquired companies.

                                  EXHIBIT INDEX

         Those documents followed by a parenthetical notation are incorporated herein by reference to previous filings with the Securities and Exchange Commission as set forth below.

Exhibit No.
Description
****************

   3.1     Restated Articles of Incorporation of Mestek, Inc.             (A)

   3.2     By-laws of Mestek, Inc. as amended through April 1, 1993       (G)

   9.1     Agreement dated April 13, 1976 between John E. Reed and
           Stewart B. Reed                                                (B)

  10.1     Amended and Restated Revolving Loan Agreement and Letter
           of Credit facility between Mestek, Inc. and BayBank dated
           April 30, 1994                                                 (H)

  10.2     Mestek, Inc. (formerly Reed National Corp.) Deferred Profit
           Sharing Plan                                                   (B)

  10.3     Employment Agreement dated January 1,1982 between Mestek
           and Stewart B. Reed                                            (B)

  10.4     Employment Agreement dated January 1, 1982 between Mestek
           and John E. Reed                                               (B)

  10.5     Lease dated July 1, 1983 between Sterling Realty Trust (lessor)
           and Mestek, Inc. (lessee)                                      (G)

  10.6 Lease dated December 17, 1984 between Mestek (lessee) and Sterling Realty Trust (lessor), as amended on November 1, 1991 (G)

  10.7     Lease dated January 1, 1994 between Mestek (lessee) and Sterling
           Realty Trust (lessor)                                          (G)

  10.8     Amended lease dated as of November 2, 1992 between Mestek
           (lessee) and Rudbeek Realty Corp. (lessor)                     (G)

  10.9     Amended lease dated as of July 1, 1990 between Vulcan Radiator
           Corporation (lessee) and MacKeeber Associates Limited          (G)
           Partnership (lessor)

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

  10.15    Acquisition Agreement dated July 29, 1993 for the Purchase of Stock of Chester Environmental, Inc. between Duquesne
           Enterprises, Inc. and Mestek, Inc.                         (G)

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

  10.18    Subscription and Stock Purchase Agreement dated October
           1, 1992 between Mestek, Inc. and Eafco, Inc.               (G)

  10.19    Variable Interest Rate Cognovit Note dated December 15,
           1993 between Mestek, Inc. and The Mary Staebell Trust      (G)

  10.20    Loan Agreement and Promissory Note between Mestek, Inc.
           and ABN Amro Bank, N.V., dated July 9, 1993                (G)

  10.21 Loan Agreement and Promissory Note dated June 7, 1993 between The First National Bank of Boston and Mestek, Inc. (G)

  10.22 Mortgage Note dated February 1, 1986 between Arrow United Industries, Inc. and Chemical Bank; said Note assumed by
           Mestek, Inc. in the purchase of certain assets of Arrow
           United Industries, Inc.                                       (G)

  10.23    Closing Agreement dated February 10, 1995 between Shougang    (H)
           Mechanical Equipment of Pennsylvania, Inc. and West Homestead Joint Venture Corporation.

  10.24    Equipment Lease Agreement dated January 1, 1993 between       (H)
           Machinery Rental Company (Lessor) and Vulcan Radiator
           Corporation (Lessee).

  10.25    Equipment Lease Agreement dated January 1, 1993 between
           Machinery Rental Company (Lessor) and Mestek, Inc. (Lessee).  (H)

  10.26    Equipment Lease Agreement dated January 1, 1993 between Elizabeth
           C. Reed Trust (Lessor) and Mestek, Inc. (Lessee).             (H)

  10.27 Asset Purchase Agreement dated September 9, 1994 between Mestek, (H) Inc. and Aztech International, Ltd., debtor-in-possession; and
           Aztec Sensible Cooling, Inc., debtor-in-possession, and the Amendment thereto dated October 31, 1994.

  10.29    Stock Purchase Agreement relating to the acquisition of stock   (I)
           of National Northeast Corporation dated October 30, 1995 by and between Mestek, Inc. as Buyer and David Weener,
           Wayne Frerichs, Mark McCrill, and Jon Morrison as Sellers; Stock Purchase Agreement dated October 30, 1995 relating to the acquisition of stock of National Southeast Aluminum Corporation by and between Mestek, Inc. as Buyer and David Weener, Wayne Frerichs, Mark McCrill, and Jon Morrison as Sellers.

  10.30 Amended and Restated Revolving Loan Agreement, Letter of Credit Facility and Foreign Exchange Facilities dated December 20, 1995.

  10.31 Asset Purchase Agreement dated November 15, 1995 by and between Mestek, Inc. and Heat Exchangers, Inc. and Lease.

  10.32    Stock Purchase Agreement dated February 2, 1996 for the purchase of stock of Omega Flex, Inc. between Mestek, Inc. and
           Koji Shimada and Lease.                                          (J)

  10.33 Agreement for the Purchase and Sale of Assets dated January 12, 1996 by and between Mestex, Ltd., Rowe Machinery & Automation, Inc., and Met-Coil Systems Corporation, and the Amendment thereto
           dated February 5, 1996 and Lease.                                (J)

  10.34    Agreement  of  Sale  dated  July  5,  1995  between  The   Hydrotherm
           Corporation and SET Realty, L.L.C. for the purchase and sale of real property in Northvale, New Jersey.

  11.1     Schedule of Computation of Earnings per Common Share

  22.1     Subsidiaries of Mestek, Inc.

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

           (D) Filed as an Exhibit to the Current Report on Form 8-K dated August 13, 1982

           (E) Filed as an Exhibit to the Current Report on Form 8-K dated December 15, 1992

           (F) Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 1987

           (G) Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 1993

           (H) Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 1994

           (I) Filed as an Exhibit to the Current Report on Form 8-K dated November 13, 1995.

           (J) Filed as an Exhibit to the Current Report on Form 8-K dated February 13, 1996.

                                                                   Exhibit 11.1

                                  MESTEK, INC.
              Schedule of Computation of Earnings Per Common Share




                                               Years Ended December 31,
                                          1995            1994            1993
                                          ----            ----            ----


Net income                             $ 10,906          $ 9,298        $ 4,265
Less:  dividends on Preferred Stock           -                -            361
                                      ----------      -----------      ---------

Net income for common shareholders     $ 10,906          $ 9,298        $ 3,904
Add back dividends which would not have
   been paid if $5.00 Convertible Preferred
   Stock had been converted                   -                -            361
                                      ----------      -----------      --------
Net income for earnings per share      $ 10,906          $ 9,298        $ 4,265
                                        --------          -------        -------


Weighted average number of common shares
   outstanding                            9,019            8,241          7,395

Common share equivalents resulting from
   conversion of the $5.00 Convertible
   Preferred Stock                            -              896          1,863
                                        --------        ---------      ---------

Total common shares and common share
   equivalents                            9,019            9,137          9,258
                                        --------         --------      ---------

Earnings per common share                 $1.21            $1.02          $ .46
                                          =====            =====          =====

                                                                   Exhibit 22.1



                          SUBSIDIARIES OF MESTEK, INC.






                                  Jurisdiction
              Corporate Name                                of Incorporation

     Alapco Holding, Inc.                                       Delaware

     Deltex Partners, Inc.                                      Delaware

     Gentex Partners, Inc.                                      Texas

     HBS Acquisition Corporation                                Delaware

     Homestead Holding, Inc.                                    Delaware

     MCS, Inc.                                                  Pennsylvania

     Mestek Canada, Inc.                                        Ontario

     Mestek Foreign Sales Corporation                        U.S. Virgin Islands

     National Northeast Corporation                             Delaware

     Omega Flex, Inc.                                           Pennsylvania

     Pacific/Air Balance, Inc.                                  California

     TEK Capital Corporation                                    Delaware

     The Hydrotherm Corporation                                 Delaware

     Westcast, Inc.                                             Massachusetts

                                                                 Exhibit 10.14

                         SCHEDULE OF DIRECTORS/OFFICERS
                           Indemnification Agreements

     The Indemnification Agreement entered into by the Directors and/or Officers of Mestek, Inc. and certain Directors of Mestek's wholly-owned subsidiaries are identical in all respects, except for the name of the indemnified director or officer and the date of execution.

     Set forth below is the identity of each director and officer of Mestek, Inc. and the date upon which the above Indemnification Agreement was executed by the Director or Officer.

     Director and/or Officer                                Year of Execution

     A. Warne Boyce                                              1987

     E. Herbert Burk                                             1987

     William J. Coad                                             1987

     David R. Macdonald                                          1987

     Peter Glynn-Jones                                           1993

     Winston R. Hindle, Jr.                                      1995

     David W. Hunter                                             1987

     John E. Reed                                                1987

     Stewart B. Reed                                             1987

     James A. Burk                                               1987

     R. Bruce Dewey                                              1990

     Robert G. Dewey                                             1988

     Nicholas Kakavis                                            1987

     Robert K. McCauley                                          1995

     Richard J. McKnight                                         1987

     Walter J. Markowski                                         1990

     John F. Melesko, Jr.                                        1987

     Jack E. Nelson                                              1996

     William S. Rafferty                                         1990

     Stephen M. Shea                                             1987

     Charles J. Weymouth                                         1995

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MESTEK, INC.




Date:       April 11, 1996                  By:     /S/ John E. Reed
         ----------------------------------------------------------------------
                                            John E. Reed, Chairman of the
                                            Board and Chief Executive Officer



Date:       April 11, 1996                   By:     /S/ Stephen M. Shea
         -------------------------------------------------------
                                             Stephen M. Shea, Vice President
                                             Finance and Chief Financial
                                             Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.




Date:       April 11, 1996                    By:     /S/ A. Warne Boyce
         -------------------------------------------------------
                                              A. Warne Boyce, Director





Date:       April 11, 1996                    By:     /S/ E. Herbert Burk
         ----------------------------------------------------------------------
                                              E. Herbert Burk, Director



Date:       April 11, 1996                    By:     /S/ William J. Coad
         --------------------------------------------------------
                                              William J. Coad, Director

Date:     April 11, 1996                      By:     /S/ Peter Glynn-Jones
         ----------------------------------------------------------
                                              Peter Glynn-Jones, Director





Date:     April 11, 1996                      By:     /S/ Winston R. Hindle, Jr.
         --------------------------------------------------------------
                                              Winston R. Hindle, Jr.





Date:     April 11, 1996                      By: /S/ David W. Hunter, Director
         ------------------------------------------------------------------
                                              David W. Hunter, Director





Date:     April 11, 1996                     By:/S/ David R. Macdonald, Director
         --------------------------------------------------------------------
                                             David R. Macdonald, Director





Date:     April 11, 1996                     By:    /S/ John E. Reed, Director
         --------------------------------------------------------------
                                             John E. Reed, Director




Date:     April 11, 1996                      By:  /S/ Stewart B. Reed, Director
         -----------------------------------------------------------------
                                              Stewart B. Reed, Director