Form 10-Q
period 1996-03-31
MESTEK INC
filed 1996-05-06
CIK 65195

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended: March 31, 1996


                          Commission file number: 1-448


                                   MESTEK,INC.


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



The number of shares of Common Stock outstanding as of May 3, 1996 was 8,929,771.

                                  MESTEK, INC.


                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996


                                      INDEX

                                                                        Page No.
PART I - FINANCIAL INFORMATION

         Condensed consolidated balance sheets at March 31, 1996
and December 31, 1995

         Condensed consolidated statements of income for the three months ended March 31, 1996 and 1995

         Condensed consolidated statements of cash flows for the three months ended March 31, 1996 and 1995

         Condensed consolidated statement of changes in shareholders' equity for the period from January 1, 1995 through March 31, 1996

         Notes to the condensed consolidated financial statements

         Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - OTHER INFORMATION

         Statement of Computation of Per share Earnings


SIGNATURE



         In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

                         PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements

                                   MESTEK,INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                   March 31,         Dec. 31,
                                                    1996               1995
                                                    ----               ----
                                                      (Unaudited)
                                                 (Dollars in thousands)

ASSETS
Current Assets
   Cash                                          $   1,657          $   1,405
   Accounts Receivable - less allowances of
        $1,598 and $1,377 respectively              42,414             42,911
   Unbilled Accounts Receivable                        153                139
   Inventories                                      42,089             39,241
   Other Current Assets                              4,882              5,873
                                               -----------       ------------

              Total Current Assets            $     91,195         $   89,569

Property and Equipment - net                        27,308             24,968
Equity Investments                                   8,778              8,778
Property held for sale                                   -              2,955
Other Assets and Deferred Charges - net              7,820              8,545
Goodwill                                            14,477              6,616
                                               -----------          ---------

              Total Assets                    $    149,578          $ 141,431
                                             ================================





See the Notes to Condensed Consolidated Financial Statements.



                                                         Continued on next page

                                  MESTEK, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                                   (Unaudited)


                                                     March 31,        Dec. 31,
                                                       1996             1995
                                                       ----             ----
                                                      (Dollars in thousands)


LIABILITIES, AND SHAREHOLDERS' EQUITY
Current Liabilities
         Current Portion of Long-Term Debt         $   15,658      $     2,651
         Accounts Payable                              15,946           16,342
         Accrued Salaries and Bonus                     2,441            3,218
         Accrued Commissions                            1,954            2,234
         Progress Billings in Excess of Cost
                 and Estimated Earnings                 3,287            2,904
         Purchase Price Payable - National Northeast        -            9,960
         Other Accrued Liabilities                     14,796           10,634
                                                  -----------        ---------

              Total Current Liabilities                54,082           47,943

Long-Term Debt                                            458              380
Deferred Compensation                                      20               22
                                                  -----------       ----------

         Total Liabilities                             54,560           48,345

Minority Interest - National Northeast                  1,470            2,040
                                                 -----------------------------

Shareholders' Equity
         Common Stock - no par, stated value $0.05 per share,
              9,610,135 shares issued                     479              479
         Paid in Capital                               15,434           15,434
         Retained Earnings                             84,607           81,465
         Treasury Shares, at cost, 680,364 and 634,864
              common shares, respectively          (    6,040)      (    5,449)
Cumulative Translation Adjustment                  (       32)      (      883)
                                                  -------------- --------------
      Total Shareholders' Equity                       93,548           91,046
                                                  -----------       -----------

      Total Liabilities, and Shareholders' Equity    $149,578    $     141,431
                                                  =============================



See the Notes to Condensed Consolidated Financial Statements.


                                                         Continued on next page

                                  MESTEK, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                        1996            1995
                                                      ------------------------
                                                     (In thousands, except for
                                                           share amounts)


Net Sales                                            $   62,147     $   50,080
Net Service Revenues                                      4,170          3,679
                                                     -------------------------

     Total Revenues                                      66,317         53,759

Cost of Goods Sold                                       44,502         35,951
Cost of Service Revenues                                  2,482          2,273
                                                     -------------------------

     Gross Profit                                        19,333         15,535

Selling Expense                                           7,820          6,784
General and Administrative Expense                        4,347          3,253
Engineering Expense                                       1,611          1,329
                                                      ------------  ----------

     Operating Profit                                     5,555          4,169

Interest Expense                                   (        286)    (       57)
Amortization Expense                               (        111)    (       13)
Other Income (Expense) - net                       (        732)    (      359)
Gain on Sale of Investment                                    -            850
Gain on Sale of Fixed Assets                                854              -
                                                              -              -
                                                     -------------------------

Income Before Income Taxes                                5,280          4,590

Income Taxes                                              2,138          1,911
                                                     -----------       -------

Net Income                                           $    3,142     $    2,679
                                                     ==========     ==========

Earnings Per Common Share                            $      .35     $      .30
                                                     ==========     ==========

Weighted Average Shares Outstanding                       8,962          9,030
                                                     ==========     ==========



See the Notes to Condensed Consolidated Financial Statements.

                                  MESTEK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Three Months Ended
                                                               March 31,
                                                           1996          1995
                                                     --------------------------
                                                       (Dollars in thousands)


Cash Flows from Operating Activities:
     Net Income                                          $  3,142      $ 2,679
     Adjustments to Reconcile Net Income to Net Cash
         Used In Operating Activities:
     Depreciation and Amortization                          1,413          849
     Provision for Losses on Accounts Receivable              221          287
     Change in Assets & Liabilities:
     Cash Flows Provided by (Used in) Changes In:
         Accounts Receivable                                1,346        3,898
         Unbilled Accounts Receivable                     (    14)           8
         Inventory                                            222     (  4,029)
         Other Assets                                       1,461           57
         Accounts Payable                                 ( 1,972)    (  2,431)
     Accrued Expenses                                       2,771     (    373)
         Progress Billings                                    383          292
         Purchase Price Payable National Northeast        ( 9,960)           -
         Deferred Compensation                            (     2)           -
                                                       -----------     -------

Net Cash Provided by (Used in) In Operating Activities    (   989)       1,237
                                                      ------------------------

Cash Flows from investing Activities:
     Capital Expenditures                                 (   884)   (     432)
Disposition of Property                                     2,950            -
     Acquisition of Businesses (net of cash acquired)     (12,538)           -
                                                          --------    --------
     Net Cash Used in Investing Activities                 10,472    (     432)
                                                          --------    --------

Cash Flows from Financing Activities:
     Net Borrowings (Repayment) Under Line
         of Credit Agreements                              13,705        3,230
     Principal Payments Under Long Term Debt
         Obligations                                     (    782)    (  4,311)
     Reduction in National Northeast Minority Interest   (    570)           -
     Purchase of Treasury Stock                          (    591)    (    137)
     Cumulative Translation Adjustments                  (     49)    (     54)
                                                       -----------   ----------

Net Cash Provided by (Used In) Financing Activities         1,713     (  1,272)
                                                        ---------     ---------

Net Decrease in Cash and Cash Equivalents                     252     (    467)
Cash and Cash Equivalents - Beginning of Period             1,405        4,201
                                                       -----------------------

Cash and Cash Equivalents - End of Period                $  1,657      $ 3,734
                                                         =========     =======

See the Notes to Condensed Consolidated Financial Statements.





                                  MESTEK, INC.
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)
              For the period January 1, 1995 through March 31, 1996







                                           Additional                            Cumulative
                                  Common     Paid In     Retained     Treasury  Translation
                                  Stock      Capital     Earnings      Shares    Adjustment     Total


Balance - January 1, 1995       $     479    $15,434     $ 70,559    $ (4,808)   $(   932)   $   80,732

Net Income                                                 10,906                                10,906

Common Stock Repurchased                                              (   641)                 (    641)
Cumulative Translation Adjustment                                                      49            49
                                ------------------------------------------------------------------------
Balance - December 31, 1995      $    479    $15,434     $ 81.465    $ (5,449)$    (  883)   $   93,548
                                ========================================================================



Net Income                                                  3,142                                 3,142
Cumulative Translation Adjustment                                                 (    49)   (       49)
Common Stock Repurchase                                               (   591)               (      591)
                                ------------------------------------------------------------------------
Balance - March 31, 1996        $     479    $ 15,434   $  84,607    $ (6,040)   $(   932)    $  93,548
                                ========================================================================



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

Income Taxes

         Provisions for income tax in the amounts of $2,138,000 and $ 1,911,000 were recorded for the three month periods ended March 31, 1996 and 1995, respectively.

Property Held for Sale

         The Company's Scranton, Pennsylvania manufacturing facility, classified as Property Held for Sale at December 31, 1995, was sold on January 31,1996, at a gain of 854,000.

Goodwill

         The Company amortizes Goodwill on the straight line basis over the estimated period to be benefitted. The acquisitions of National Northeast Corporation, National Southeast Aluminum Corporation, and Heat Exchangers, Inc. in 1995 resulted in goodwill of 7,090,000 which will be amortized over 25 years. The acquisitions of Rowe Machinery and Automation, Inc., and Omega Flex, Inc. in 1996, as more fully described in Note 2, resulted in goodwill of $7,729,000 which will be amortized over 25 years. The Company continually evaluates the carrying value of goodwill. Any impairments would be recognized when the expected future operating cash flows derived from such goodwill is less than their carrying value.

Note 2 - Business Acquisitions

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

         On February 2, 1996, the company acquired all of the issued and outstanding common stock of Omega Flex, Inc. of Exton Pennsylvania. Omega Flex is a manufacturer of flexible metal hose and related hose fabrication the purchase price paid for the acquired stock was approximately $9 million. Omega Flex has leased its manufacturing and office facility through January 31, 2000, for $199,500 per year.

Note 3 - Property and Equipment

                                           March 31,                   Dec. 31,
                                            1996                         1995
                                         ----------                   -------

         Land                        $         777,000         $        777,000
         Building                           11,233,000               11,035,000
         Leasehold Improvements              3,155,000                3,119,000
         Equipment                          47,255,000               43,857,000
                                     ------------------------------------------
                                            62,390,000               58,788,000
         Accumulated Depreciation    (      35,082,000)         (    33,820,000)
                                     -----------------           ---------------

                                     $      27,308,000          $    24,968,000
                                     =================          ===============


Note 4 - Long-Term Debt

                                           March 31,                 Dec. 31,
                                             1996                      1995
                                         -----------                 -------

Revolving Loan Agreement                    8,577,000                1,725,000
Note Payable Bank                           7,000,000                7,111,000
Other Bonds and Notes Payable                 539,000                  595,000
                                     ------------------------------------------

                                           16,116,000                3,031,000
Less Current Maturities             (      15,658,000)          (    2,651,000)
                                     -----------------           --------------

                                    $         458,000         $        380,000
                                     =================         ================



         On January 1, 1992, the Company entered into a Revolving Loan Agreement and Letter of Credit Facility (the "Agreement") with a commercial bank. The Agreement, originally set to expire on January 1, 1993, has been extended through July 1, 1996. It provides $48 million of unsecured revolving credit and standby letter of credit capacity. Borrowings under the Agreement bear interest at a floating rate based on the bank's prime rate less 1.00% or, at the discretion of the borrower, LIBOR plus a quoted market factor and may be used for working capital or acquisition purposes, or to retire previously incurred debt. Management expects to renew the Revolving Loan Agreement and Letter of Credit Facility on a one year basis prior to July 31, 1996.

         On April 5, 1996 the Company borrowed 15,000,000 from a commercial insurance company on an unsecured basis, executing a Note Purchase Agreement and the related Senior Notes, (The Notes). The Notes mature March 1, 1998 and bear interest at 5.53%. The Note Purchase Agreement contains a number of financial covenants which limit the Company's overall debt, its dividends, and, in certain circumstances, its ability to effect acquisitions and/or divestitures. The Company's management does not believe that these limiations will materially affect the Company's operations or future strategic plans.


 Note 5 - Earnings Per Common Share

         Earnings per share were computed using the weighted average number of common shares outstanding.

Note 6 - Shareholders Equity

         The Company continued its program of selective "open market" purchases of its common stock in 1996. 45,500 common shares were acquired in this manner in the three monthperiod ended March 31, 1996, and are accounted for as treasury shares.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation

         Total Revenues in the Company's HVAC segment during the first quarter of 1996 were increased relative to the first quarter of 1995, by $3,654,000 or 7.7%, reflecting the effect of the Company's 1995 acquisitions as well as improved performances from the Industrial Products and Air Distribution divisions which offset continuing weakness in residential products. Gross profit margins for the HVAC segment were increased slightly (from 27.32% to 28.36%) from the first quarter of 1995 reflecting the effect of moderating inflation on the Company's labor and material costs. Operating income for this segment was up from $3,013,000 in the first quarter of 1995 to $3,430,000 in the first quarter of 1996.

         During the first quarter of 1996, Total Revenues increased 76.7% for the Company's equipment handling segment relative to the first quarter of 1995, reflecting the acquisition of Rowe Machinery and Automation, Inc. on February 6, 1996. Although Gross Profit margins were reduced due to transitional issues effecting Rowe, operating income for this segment was up 22.2% from $646,000 to $790,000. The Company's computer systems segment also reported improved Revenues, Gross Profit margins and Operating income figures.

         For the Company as a whole, Selling,  General and Administrative,   and
Engineering costs, taken together as a percentage of Total Revenues, were slightly reduced from 21.1% to 20.8%.

         Operating income for the first quarter of 1996 for the Company as a whole, increased by $1,386,000 or 33.2% reflecting the effects of increased HVAC volume, improved performances, as mentioned above, from the Company's Equipment Handling and Computer Systems Segments and contributions from the Company's National Northeast and Omega-Flex units, which were acquired October 30, 1995 and February 2, 1996 , respectively, and which together comprise the company's new Metal Fabricating segment.

         Pretax income for the quarter ended March 31, 1996 included $854,000 from the sale of the Company's idle Scranton, Pennsylvania plant, as more fully described in Note 1 to the condensed consolidated financial statements. A similar nonrecurring gain of $850,000 was recorded in the first quarter of 1995. Earnings per share were increased by $.06 in each quarter as a result of these transactions. Overall, earnings per share increased 16.7% from $.30 to $.35.

         The Company's total debt (long-term debt plus current portion of long-term debt) increased during the quarter ended March 31, 1996 by
$13,085,000, principally due to the combined effects of the Rowe, National Northeast, and Omega-Flex acquisitions, offset to same extent by the sale of the Company's Scranton, Pennsylvania plant. Management regards the Company's current capital structure and banking relationships as fully adequate to meet foreseeable future needs. The Company has not paid dividends on its common stock since 1979.

                           PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

         (a) Statement of Computation of Per Share Earnings


         (b) Registrant filed the following Forms 8-K during the quarter for which this report is filed.

      * Proforma and historical financial data relative to National Northeast Corporation and National Southeast Corporation.

      * Acquisitions of Omega-Flex, Inc. and Rowe Machinery and Automation, Inc.


                                  MESTEK, INC.
              SCHEDULE OF COMPUTATION OF EARNINGS PER COMMON SHARE


                                               Three Months Ended March 31,
                                              1996                     1995
                                             -------------------------------
                                              (Amounts in thousands, except
                                                earnings per common share)


Net Income for earnings per share           $   3,142               $   2,679
                                             =================================


Total common shares and common
   share equivalents                            8,962                   9,030
                                             =================================

Earnings per common share                    $    .35               $     .30
                                             =================================



                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MESTEK, INC.
                                  (Registrant)



Date:  May 3, 1996                                  By:  /S/ Stephen M. Shea
                                                        --------------------
                                    Stephen M. Shea, Senior Vice President -
                                    Finance, and CFO (Chief Financial Officer)