Form 10-Q
period 1996-06-30
MESTEK INC
filed 1996-08-01
CIK 65195

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended: June 30, 1996


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



The number of shares of Common Stock outstanding as of July 29, 1996 was 8,929,771.

                                  MESTEK, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 1996


                                      INDEX

                                                                Page No.
PART I - FINANCIAL INFORMATION

         Condensed consolidated balance sheets at June 30, 1996
and December 31, 1995
                                                                Pages 3-4

         Condensed consolidated statements of income for the three months ended June 30, 1996 and 1995 and the six months ended June 30, 1996 and 1995
                                                                Page   5

         Condensed consolidated statements of cash flows for the six months ended June 30, 1996 and 1995
                                                                Page   6

         Condensed consolidated statement of changes in shareholders' equity for the period from January 1, 1995 through June 30, 1996
                                                                Page   7

         Notes to the condensed consolidated financial statements
                                                                Pages  8-10

         Management's Discussion and Analysis of Financial Condition
and Results of Operations
                                                                Page   9


PART II - OTHER INFORMATION
                                                                Page   10

         Item 6 - Exhibits and Reports on Form 8-K

         Item 7 - Submission of Matters to a Vote of Security Holders

         Statement of Computation of Per share Earnings         Page   11


SIGNATURE                                                       Page   11



         In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

                         PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements


                                   MESTEK,INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                  June 30,          Dec. 31,
                                                   1996               1995
                                                   ----               ----
                                                   (Dollars in thousands)

ASSETS
Current Assets
     Cash and Cash Equivalents                 $   1,663         $      1,405
     Accounts Receivable - less allowances of
     $1,811 and $1,377 respectively               43,030               42,911
     Unbilled Accounts Receivable                    136                  139
     Inventories                                  40,932               39,241
     Other Current Assets                          4,161                5,873
                                                -----------------------------
              Total Current Assets                89,922               89,569

Property and Equipment (Net)                      27,464               24,968
Equity Investments                                 8,778                8,778
Property held for sale                                 -                2,955
Other Assets and Deferred Charges - Net            8,401                8,545
Goodwill                                          14,214                6,616
                                                -----------------------------

              Total Assets                      $148,779             $141,431
                                                =============================







See the Notes to Condensed Consolidated Financial Statements.





                                                        Continued on next page

                                  MESTEK, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                                   (Unaudited)



                                                 June 30,            Dec., 31
                                                   1996                 1995
                                                     (Dollars in thousands)
LIABILITIES, AND SHAREHOLDERS' EQUITY
Current Liabilities
     Current Portion of Long-Term Debt          $     228           $   2,651
     Accounts Payable                              14,583              16,342
     Accrued Compensation                           2,360               3,218
     Accrued Commissions                            1,813               2,234
     Progress Billings in Excess of Cost and
         Estimated Earnings                         2,795               2,904
     Purchase Price Payable - National Northeast        -               9,960
     Other Accrued Liabilities                     13,805              10,634
                                                 ----------------------------
         Total Current Liabilities                 35,584              47,943

Long-Term Debt                                     15,378                 380
Deferred Compensation                                  19                  22
                                                 ----------------------------

         Total Liabilities                         50,981              48,345
                                                 ----------------------------

Minority Interest - National Northeast              1,509               2,040
                                                 ----------------------------

Shareholders' Equity
     Common Stock - no par, stated value $0.05
         per share, 9,610,135 shares                  479                 479

     Paid in Capital                               15,434              15,434
     Retained Earnings                             87,348              81,465
     Treasury Shares, at cost, 680,364 and
     634,864 common shares, respectively      (     6,040)          (   5,449)
     Cumulative Translation Adjustment        (       932)          (     883)
                                                 ----------------------------
         Total Shareholders' Equity                96,289              91,046
                                                 ----------------------------
         Total Liabilities, and Shareholders'
             Equity                              $148,779            $141,431
                                                 ============================






See the Notes to Condensed Consolidated Financial Statements.

                                  MESTEK, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                  Three Months Ended       Six Months Ended
                                         June 30,              June 30,
                                  1996           1995      1996        1995
                                  ----           ----      ----        ----
                                  (In thousands, except per share amounts)

Net Sales                       $63,946       $ 48,604    $126,093    $ 98,684
Net Service Revenues              4,245          3,875       8,415       7,554
                               -----------------------------------------------
         Total Revenues          68,191         52,479     134,508     106,238

Cost of Goods Sold               47,771         34,718      92,273      70,669
Cost of Service Revenues          1,614          2,286       4,096       4,559
                               -----------------------------------------------
         Gross Profit            18,806         15,475      38,139      31,010

Selling Expense                   7,675          7,091      15,495      13,875
General and Administrative
     Expense                      4,226          3,187       8,573       6,440
Engineering Expense               1,826          1,483       3,437       2,812
                               -----------------------------------------------
         Operating Profit         5,079          3,714      10,634       7,883

Interest Expense              (     391)     (     186)  (     677)   (    243)
Amortization Expense          (     128)     (      17)  (     239)   (     30)
Gain on Sale of Other Assets        590             -        1,444         850
Other Income (Expense) - net  (     593)     (     232)  (   1,325)   (    591)
                               -----------------------------------------------

Income Before Income Taxes        4,557          3,279       9,837       7,869

Income Taxes                      1,816          1,375       3,954       3,286
                               -----------------------------------------------

Net Income                     $  2,741      $   1,904   $   5,883     $ 4,583
                               ================================================

Earnings per Common Share      $    .31     $      .21   $     .66    $    .51
                               ==========   ==========   =========    ========

Weighted Average Shares
     Outstanding                  8,930          9,019       8,946       9,025
                               ===============================================







See the Notes to Condensed Consolidated Financial Statements.

                                  MESTEK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        6 Months Ended
                                                            June 30,
                                                      1996             1995
                                                      ----             ----
                                                      (Dollars in thousands)
Cash Flows from Operating Activities:
     Net Income                                     $ 5,883          $ 4,583
     Adjustments to Reconcile Net Income to Net
         Cash Provided by (Used In) Operating
         Activities:
     Depreciation and Amortization                    2,890            1,807
     Provision for Losses on Accounts Receivable        434              404
     Change in Assets & Liabilities:
     Cash Flows Provided (Used) by Changes In:
         Accounts Receivable                            517                5
         Unbilled Accounts Receivable                     3         (     73)
         Inventories                                  1,379         (  9,636)
         Other Assets                                 1,592         (    525)
         Accounts Payable                          (  3,335)        (  4,557)
         Progress Billings                            1,557              104
         Other Accruals                            (    109)        (  1,927)
         Deferred Compensation                     (      1)        (      2)
         Purchase Price Payable - National
                     Northeast                     (  9,960)               -
                                                   --------------------------
Net Cash Provided by (Used in) Operating Activities     850         (  9,817)
                                                   --------------------------

Cash Flows from investing Activities:
Capital Expenditures                               (  2,489)        (  1,247)
Disposition of Property                               3,193                -
Acquisition of Businesses (net of cash acquired)   ( 12,538)               -
                                                   --------------------------
Net Cash (Used in) Investing Activities            ( 11,834)        (  1,247)
                                                   --------------------------

Cash Flows from Financing Activities:
     Net Borrowings Under Line of Credit
         Agreement                                 (  1,725)           8,525
     Proceeds from issuance of Long Term Debt        15,000            5,000
     Principal Payments Under Long Term Debt
         Obligations                               (    862)        (  4,319)
     Repurchase of Common Stock                    (    591)        (    201)
     Net Change in National Northeast
         Minority Interest                         (    531)               -
Cumulative Translation Adjustments                 (     49)              76
                                                   --------------------------

Net Cash Provided by (Used in) Financing
     Activities                                      11,242            9,081
                                                   --------------------------

Net Increase (Decrease) in Cash and Cash
     Equivalents                                        258         (  1,983)
Cash and Cash Equivalents - Beginning of
     Period                                           1,405            4,201
                                                   --------------------------
Cash and Cash Equivalents - End of Period          $  1,663          $ 2,218
                                                   ========          =======


See the Notes to Condensed Consolidated Financial Statements.



                                  MESTEK, INC.
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

              For the period January 1, 1995 through June 30, 1996



                                                     Additional                                    Cumulative
                                     Common           Paid In       Retained        Treasury       Translation
                                      Stock           Capital       Earnings          Shares       Adjustment       Total
Balance - January 1, 1995             $ 479         $ 15,434        $70,559         $(4,808)        $( 932)        $ 80,732
Net Income                                                           10,906                                          10,906

Common Stock Repurchased                                                               (641)                           (641)
Cumulative Translation Adjustment                                                                       49               49
Balance - December 31, 1995            $479          $15,434        $81,465         $(5,449)        $( 883)        $ 91,046

Net Income                                                            5,883                                           5,883
Cumulative Translation Adjustment                                                                   (   49)             (49)
Common Stock Repurchased                                                               (591)                           (591)

Balance - June 30, 1996               $ 479         $ 15,434        $87,348         $(6,040)        $( 932)        $ 96,289
                                    =======         ========        =======         ========        =======        ========











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

Income Taxes

     Provisions for income tax in the amounts of $1,816,000 and $1,375,000 were recorded for the three months ended June 30, 1996 and 1995, respectively.

Goodwill

     The Company amortizes Goodwill on the straight line basis over the estimated period to be benefitted. The acquisitions of National Northeast Corporation, National Southeast Aluminum Corporation, and Heat Exchangers, Inc. in 1995 resulted in goodwill of $7,090,000 which will be amortized over 25 years. The acquisitions of Rowe Machinery and Automation, Inc., and Omega Flex, Inc. in 1996, resulted in goodwill of $7,729,000 which will also be amortized over 25 years. The company continually evaluates the carrying value of goodwill. Any impairments would be recognized when the expected future operating cash flows derived from such goodwill is less than their carrying value.

Note 2 - Property and Equipment


                                         June 30,              Dec. 31,
                                           1996                  1995
                                           ----                  ----

Land                                 $     758,000         $    777,000
Buildings                               10,271,000           11,035,000
Leasehold Improvements                   3,507,000            3,119,000
Equipment                               48,649,000           43,857,000
                                      ------------         ------------
                                        63,185,000           58,788,000
Accumulated Depreciation               (35,721,000)         (33,820,000)
                                      ------------         ------------
                                      $ 27,464,000         $ 24,968,000
                                      ============         ============




The Company's Hagerstown, Maryland facility was sold on April 1, 1996 at a gain of $590,000.

Note 3 - Debt

                                          June 30,              Dec. 31,
                                            1996                  1995
                                            ----                  ----

Senior Notes                           $15,000,000           $         -
Revolving Loan Agreement                         -             1,725,000
Note Payable - Bank                              -               711,000
Other Bonds and Notes Payable              606,000               595,000
                                      -------------          ------------
                                        15,606,000             3,031,000
Less Current Maturities                (   228,000)           (2,651,000)
                                      -------------          ------------
                                       $15,378,000           $   380,000
                                       ===========           ============




     On January 1, 1992, the Company entered into a Revolving Loan Agreement and Letter of Credit Facility (the "Agreement") with a commercial bank. The Agreement, originally set to expire on January 1, 1993, has been extended through August 31, 1996. It provides $48 million of unsecured revolving credit and standby letter of credit capacity. Borrowings under the Agreement bear interest at a floating rate based on the bank's prime rate less 1.00% or, at the discretion of the borrower, LIBOR plus a quoted market factor and may be used for working capital or acquisition purposes, or to retire previously incurred debt. Management expects to renew the Revolving Loan Agreement and Letter of Credit Facility on a one year basis prior to August 31, 1996.

     On April 5, 1996 the Company borrowed $15,000,000 from a commercial insurance company on an unsecured basis, executing a Note Purchase Agreement and related Senior Notes, (The Notes). The Notes mature March 1, 1998 and bear interest at 5.53%. The Note Purchase Agreement contains a number of financial covenants which limit the Company's overall debt, its dividends, and in certain circumstances, its ability to effect acquisitions and/or divestitures. The Company's management does not believe that these limitations will materially affect the Company's future operations or strategic plans.

Note 4 - Earnings Per Common Share

     Earnings per share were computed using the weighted average number of common shares outstanding.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation
     Total revenues in the Company's HVAC segment during the second quarter of 1996 were increased relative to the second quarter of 1995, by $5,067,000 or 11.1%, reflecting the effect of the Company's 1995 acquisitions as well as improved performances from the Industrial Products and Air Distribution divisions which offset continued sluggishness in certain residential and commercial products. Gross profit margins for the HVAC segment were decreased slightly (from 27.73% to 26.34%) from the second quarter of 1995 due to a number of factors. Positive effects from moderating inflation and improved margins in Industrial Products were offset by negative effects related to certain manufacturing relocations and other margin pressures on certain residential and commercial products. Operating income for this segment was up from $2,405,000 in the second quarter of 1995 to $2,770,000 in the second quarter of 1996.

     During the second quarter of 1996, Total Revenues increased 72.8% for the Company's Equipment Handling segment relative to the second quarter of 1995, reflecting the acquisition of Rowe Machinery and Automation, Inc. on February 6, 1996. Gross Profit margins and operating income were both lower for this segment however due to relocation and other transitional issues affecting Rowe. Operating income was down from $643,000 to $317,000. The Company's Computer Systems segment reported improved Revenues, Gross Profit margins and Operating income figures, continuing the trends established in 1995.

     The Company's new Metal Fabricating segment reported operating earnings of $1,138,000 on Total Revenues of $7,912,000. Gross profit margins were 25.47%.

     For the Company as a whole, Selling, General and Administrative, and Engineering costs, taken together as a percentage of Total Revenues, were reduced from 22.4% to 20.1%.

     Operating income for the second quarter of 1996 for the Company as a whole, increased by $1,365,000 or 36.7% reflecting the effects of increased HVAC volume, as mentioned above, an improved performance from the Company's Computer Systems segments and significant contributions from the Company's National Northeast and Omega-Flex units which together comprise the Company's new Metal Fabricating segment.

     Pretax income for the quarter ended June 30, 1996 included $590,000 from the sale of the Company's Hagerstown, Maryland plant, as more fully described in
Note 2 to the condensed consolidated financial statements. Earnings per share for the quarter increased 47.6% from $.21 to $.31.

     The Company's  total debt (long-term debt plus current portion of long-term debt)  was  relatively  unchanged  during  the  quarter  ended  June  30,  1996.
Management regards the Company's current capital structure and banking relationships as fully adequate to meet foreseeable future needs. The Company has not paid dividends on its common stock since 1979.





                           PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K


     (a) Statement of Computation of Per Share Earnings...Page 11.

     (b) Registrant did not file a Form 8-K during the quarter for which this report is filed.


Item 7 - Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Shareholders on May 25, 1996. The following Directors were re-elected to serve until the next Annual Meeting.


                                                     A. Warne Boyce
                                                     E. Herbert Burk
                                                     William J. Coad
                                                     Winston R. Hindle, Jr.
                                                     David W. Hunter
                                                     David R. Macdonald
                                                     John E. Reed
                                                     Stewart B. Reed


     The shareholders voted to affirm the appointment of Grant Thornton LLP as independent auditors for the Company for the fiscal year ending December 31, 1996.

     The shareholders voted to approve and adopt the Mestek, Inc. 1996 Stock Option Plan.

                                  MESTEK, INC.
              SCHEDULE OF COMPUTATION OF EARNINGS PER COMMON SHARE


                             Three Months Ended         Six Months Ended
                                   June 30,                  June 30,
                             1996          1995         1996          1995
                             ----          ----         ----          ----
                                    (Amounts in thousands, except
                                     earnings per common shares)


Net income for earnings
     per share              $ 2,741      $ 1,904        $ 5,883     $ 4,583
                            =======      =======        =======     =======



Total Common shares and
     common share
     equivalents              8,930        9,019          8,946       9,025
                            =======      =======        ========     ======

Earnings per common
     share                  $   .31     $    .21      $     .66     $   .51
                           ========     ========      =========    ========





                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     MESTEK,INC.
                                                     (Registrant)

Date:  July 30, 1996

                                             /S/ Stephen M. Shea
                                                 Stephen M. Shea
                                                 Senior Vice President - Finance
                                                 (Chief Financial Officer)