Form 10-Q
period 1996-09-30
MESTEK INC
filed 1996-10-28
CIK 65195

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarter ended: September 30, 1996


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



  The number of shares of Common Stock outstanding as of October 23, 1996 was
                                   8,929,771.

                                  MESTEK, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996


                                      INDEX

                                                                     Page No.
PART I - FINANCIAL INFORMATION

         Condensed consolidated balance sheets at September 30, 1996
and December 31, 1995                                                Pages 3-4

         Condensed consolidated statements of income for the three months ended September 30, 1996 and 1995 and the nine months ended
September 30, 1996 and 1995                                          Page   5

         Condensed consolidated statements of cash flows for the nine
months ended September 30, 1996 and 1995                             Page   6

         Condensed consolidated statement of changes in shareholders'equity for
the period from January 1, 1995 through September 30, 1996           Page   7

         Notes to the condensed consolidated financial statements    Pages  8-10

         Management's Discussion and Analysis of Financial Condition
and Results of Operations                                            Page   10


PART II - OTHER INFORMATION                                          Page   10

         Item 6 - Exhibits and Reports on Form 8-K

         Statement of Computation of Per Share Earnings              Page   11


SIGNATURE                                                            Page   11



         In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

                         PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements


                                   MESTEK,INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                     Sept. 30,     Dec. 31,
                                                       1996          1995
                                                       ----          ----
                                                     (Dollars in thousands)

ASSETS
Current Assets
     Cash and Cash Equivalents                      $  4,548      $    1,405
     Accounts Receivable - less allowances of
     $1,975 and $1,377 respectively                   50,760          42,911
     Unbilled Accounts Receivable                        173             139
     Inventories                                      39,988          39,241
     Other Current Assets                              3,732           5,873
                                                  ----------      ----------
              Total Current Assets                    99,201          89,569

Property and Equipment (Net)                          30,035          24,968
Equity Investments                                     8,778           8,778
Property held for sale                                     -           2,955
Other Assets and Deferred Charges - Net                8,427           8,545
Goodwill                                              14,207           6,616
                                                   ---------        --------

              Total Assets                          $160,648        $141,431
                                                   =========        ========







See the Notes to Condensed Consolidated Financial Statements.





                                                        Continued on next page

                                  MESTEK, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                                   (Unaudited)


                                                   Sept.  30,       Dec. 31,
                                                      1996           1995
                                                      ----           ----
                                                    (Dollars in thousands)
LIABILITIES, AND SHAREHOLDERS' EQUITY
Current Liabilities
     Current Portion of Long-Term Debt             $     389       $    2,651
     Accounts Payable                                 19,182           16,342
     Accrued Compensation                              4,117            3,218
     Accrued Commissions                               2,265            2,234
     Progress Billings in Excess of Cost and
         Estimated Earnings                            2,680            2,904
     Purchase Price Payable - National Northeast           -            9,960
     Other Accrued Liabilities                        15,755           10,634
                                                     -------        ---------
         Total Current Liabilities                    44,388           47,943

Long-Term Debt                                        15,201              380
Deferred Compensation                                     19               22
                                                     -------        ---------
         Total Liabilities                            59,608           48,345
                                                     -------        ---------

Minority Interest - National Northeast                 1,524            2,040
                                                     -------        ---------

Shareholders' Equity
     Common Stock - no par, stated value $0.05
     per share, 9,610,135 shares                         479              479
     Paid in Capital                                  15,434           15,434
     Retained Earnings                                90,576           81,465
     Treasury Shares, at cost, 680,364 and
     634,864 common shares, respectively             ( 6,040)       (   5,449)
     Cumulative Translation Adjustment               (   933)       (     883)
                                                    ---------       ----------
     Total Shareholders' Equity                       99,516           91,046
                                                    ---------       ----------
     Total Liabilities, and Shareholders' Equity    $160,648         $141,431
                                                    =========       ==========







See the Notes to Condensed Consolidated Financial Statements.

                                  MESTEK, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                       Three Months Ended    Nine Months Ended
                                             Sept. 30,           Sept. 30,
                                        1996        1995       1996       1995
                                        ----        ----       ----       ----
                                       (In thousands, except per share amounts)

Net Sales                             $ 75,432   $ 60,865   $201,525   $159,549
Net Service Revenues                     3,635      3,821     12,050     11,375
                                      --------    --------   --------   --------
Total Revenues                          79,067     64,686    213,575    170,924

Cost of Goods Sold                      55,456     43,600    147,729    114,269
Cost of Service Revenues                 2,179      2,130      6,275      6,689
                                      --------    --------   --------   --------
         Gross Profit                   21,432     18,956     59,571     49,966

Selling Expense                          8,886      8,070     25,071     22,888
General and Administrative
     Expense                             4,366      3,593     12,249      9,090

Engineering Expense                      1,932      1,305      5,369      4,117
                                      --------    --------   --------   --------
         Operating Profit                6,248      5,988     16,882     13,871

Interest Expense                     (     321)   (   277)  (    998)  (    520)
Gain on Sale of Investment                   -          -      1,444        850
Loss on Sale of Fixed Assets                 -    (   400)        -    (    400)
Amortization Expense                 (     159)   (    19)  (    398)  (     49)
Other Income (Expense) - net         (     340)   (   158)  (  1,665)  (    749)
                                      --------    --------   --------   --------

Income Before Income Taxes               5,428      5,134     15,265     13,003

Income Taxes                             2,200      2,171      6,154      5,457
                                      --------    --------   --------   --------

Net Income                            $  3,228   $  2,963   $  9,111   $  7,546
                                      ========    ========   ========   ========

Earnings per Common Share             $    .36   $    .33   $   1.02   $    .84
                                      ========   ========   ========   ========

Weighted Average Shares
     Outstanding                         8,930      9,015      8,941      9,022
                                      ========    ========   ========   ========







See the Notes to Condensed Consolidated Financial Statements.

                                  MESTEK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                              9 Months Ended
                                                               September 30,
                                                              1996       1995
                                                            --------   --------
                                                          (Dollars in thousands)
Cash Flows from Operating Activities:
     Net Income                                            $  9,111    $  7,546
     Adjustments to Reconcile Net Income to Net
         Cash Provided by (Used In) Operating
         Activities:
     Depreciation and Amortization                            4,249       2,698
     Provision for Losses on Accounts Receivable                598    (     91)
     Changes in Assets & Liabilities:
     Cash Flows Provided (Used) by Changes
            in Assets & Liabilities                           4,117    ( 15,234)
     Purchase Price Payable - National Northeast            ( 9,960)          -
                                                            --------   ---------
     Net Cash Provided by (Used in) Operating Activities      8,115    (  5,081)
                                                            --------   ---------
     Cash Flows from Investing Activities:
     Capital Expenditures                                   ( 4,662)   (  1,817)
     Disposition of Property                                  3,193       2,727
     Investments in Equity Securities                             -    (    146)
      Acquisition of Businesses (net of cash acquired)      (14,149)          -
                                                            --------   ---------
Net Cash (Used in) Investing Activities                     (15,618)        764
                                                            --------   --------

Cash Flows from Financing Activities:
     Net Borrowings Under Line of Credit
         Agreement                                          ( 1,560)      6,435
     Proceeds of issuance of Long Term Debt                  15,000           -
     Principal Payments Under Long Term Debt
         Obligations                                        ( 1,637)    ( 5,327)
     Repurchase of Common Stock                             (   591)    (   201)
     Net Change in National Northeast
         Minority Interest                                  (   516)          -
     Cumulative Translation Adjustments                     (    50)        139
                                                            --------   --------
Net Cash Provided by Financing
     Activities                                              10,646       1,046
                                                            --------   --------

Net Increase (Decrease) in Cash and Cash
     Equivalents                                              3,143      (3,271)
Cash and Cash Equivalents - Beginning of
     Period                                                   1,405       4,201
                                                           --------    --------
Cash and Cash Equivalents - End of Period                  $  4,548    $    930
                                                           ========    ========


See the Notes to Condensed Consolidated Financial Statements


                                                   MESTEK, INC.
                        CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                    (Unaudited)

                            For the period January 1, 1995  through September 30, 1996



                                                   Additional                      Cumulative
                                          Common    Paid In    Retained  Treasury Translation
                                           Stock    Capital    Earnings   Shares   Adjustment  Total

Balance - January 1, 1995               $    479    $ 15,434    $70,559   $(4,808)   $(932)   $80,732
Net Income                                                       10,906                        10,906

Common Stock Repurchased                                                     (641)               (641)
Cumulative Translation Adjustment                                                       49         49
                                        --------    --------    -------   -------    -----    --------
Balance - December 31, 1995             $    479    $ 15,434    $81,465   $(5,449)   $(883)   $91,046

Net Income                                                        9,111                         9,111
Cumulative Translation Adjustment                                                     ( 50)     (  50)
Common Stock Repurchased                                                   (  591)              ( 591)
                                        --------    --------    -------   -------    -----    --------


Balance - September 30, 1996            $    479    $ 15,434    $90,576   $(6,040)   $(933)   $99,516
                                        ========    ========    =======   =======    =====    ========







See the Notes to the Condensed Consolidated Financial Statements




                                  MESTEK, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Significant Accounting Policies

Basis of Presentation

     The consolidated financial statements include the accounts of the company and its wholly-owned subsidiaries. In the opinion of management, the financial statements include all material adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results of this interim period are not necessarily indicative of results for the entire year.

Inventories

     Inventories are valued at the lower of cost or market. Cost of inventories is determined principally by the last-in, first-out (LIFO) method.

Income Taxes

     Provisions for income tax in the amounts of $2,200,000 and $2,171,000 were recorded for the three months ended September 30, 1996 and 1995, respectively.

Goodwill

     The Company amortizes Goodwill on the straight line basis over the estimated period to be benefitted. The acquisitions of National Northeast Corporation, National Southeast Aluminum Corporation, and Heat Exchangers, Inc. in 1995 resulted in goodwill of $7,090,000 which will be amortized over 25 years. The acquisitions of Rowe Machinery and Automation, Inc., Omega Flex, Inc. and Dahlstrom Industries, Inc. in 1996, resulted in goodwill of $7,858,000 which will also be amortized over 25 years. The Company continually evaluates the carrying value of goodwill. Any impairments would be recognized when the expected future operating cash flows derived from such goodwill is less than their carrying value.

Note 2 - Business Acquisitions

     On August 30, 1996 the company acquired substantially all of the operating assets of Dahlstrom Industries, Inc. (Dahlstrom) of Schiller Park, Illinois. Dahlstrom is a leading manufacturer of roll-forming equipment for the metal fabrication industry. The purchase price paid, including assumed liabilities, was approximately $4,300,000.

Note 3 - Property and Equipment


                                            Sept. 30,              Dec. 31,
                                              1996                   1995
                                              ----                   ----

Land                                    $    868,000           $    777,000
Buildings                                 12,313,000             11,035,000
Leasehold Improvements                     3,690,000              3,119,000
Equipment                                 50,162,000             43,857,000
                                         ------------            -----------
                                          67,033,000             58,788,000
Accumulated Depreciation                 (36,998,000)           (33,820,000)
                                         ------------            -----------
                                        $ 30,035,000           $ 24,968,000
                                          ===========            ===========


The Company's Hagerstown, Maryland facility was sold on April 1, 1996 at a gain of $590,000.

Note 4 - Debt

                                             Sept. 30,             Dec. 31,
                                               1996                  1995
                                               ----                  ----

Senior Notes                              $ 15,000,000          $         -
Revolving Loan Agreement                       165,000            1,725,000
Note Payable - Bank                                  -              711,000
Other Bonds and Notes Payable                  425,000              595,000
                                           ------------         ------------
                                            15,590,000            3,031,000
Less Current Maturities                       (389,000)          (2,651,000)
                                           ------------         ------------
                                          $ 15,201,000          $   380,000
                                           ============         ============


     On January 1, 1992, the Company entered into a Revolving Loan Agreement and Letter of Credit Facility (the "Agreement") with a commercial bank. The Agreement, originally set to expire on January 1, 1993, has been amended and extended through April 30, 1997. It provides $55 million of unsecured revolving credit and $10 million of standby letter of credit capacity. Borrowings under the Agreement bear interest at a floating rate based on the bank's prime rate less 1.00% or, at the discretion of the borrower, LIBOR plus a quoted market factor or, alternatively, in lieu of the prime based rate, a rate based on the overnight Federal Funds Rate. Management expects to renew the Agreement on a one year basis prior to April 30, 1997.

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

Note 6 - Stock Option Plan

     On March 20, 1996 the Company adopted a stock option plan, the Mestek, Inc. 1996 Stock Option Plan, which provides for the granting of incentive and nonqualified stock options to certain employees of the Company and other persons, including directors, as selected by the Plan Administrator for the purchase of the Company's common stock at fair market value at the date of grant. The Plan was approved by the Company's shareholders on May 22, 1996. Options granted under the plan vest over a five-year period and expire at the end of ten years. Options covering 90,000 shares have been granted to four (4) employees of the Company under the Plan through September 30, 1996.

     In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation," which is effective for awards granted in fiscal years beginning after December 15, 1995. This standard defines a fair value based method of measuring employee stock options or similar equity instruments. In lieu of recording the value of such stock options as compensation expense, companies may provide pro forma disclosures quantifying the difference between compensation cost included in net income as prescribed by historical accounting standards and the related cost measured by such fair value method. The Company will provide such disclosure in its annual financial statements after effective date of the standard.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation

     Total revenues in the Company's HVAC segment during the third quarter of 1996 were increased relative to the third quarter of 1995, by $2,526,000 or 4.3%, reflecting the effect of the Company's 1995 acquisitions as well as improved performances from the Industrial Products and Air Distribution divisions which offset continued sluggishness in certain residential and commercial products. Gross profit margins for the HVAC segment were decreased slightly, from 27.8% to 26.8% for the third quarter of 1996 due to a number of factors. Positive effects from moderating inflation and improved margins in Industrial Products were offset by negative effects related to certain manufacturing relocations and other margin pressures on certain residential and commercial products. Operating income for this segment was slightly reduced from $4,816,000 in the third quarter of 1995 to $4,400,000 in the third quarter of 1996.

     During the third quarter of 1996, Total Revenues increased 243% for the Company's Equipment Handling segment relative to the third quarter of 1995, reflecting the acquisitions of certain assets of Rowe Machinery and Automation, Inc. on February 6, 1996 and Dahlstrom Industries, Inc. on August 30, 1996. Gross Profit margins were lower for this segment however due to relocation and other transitional issues affecting Rowe. Operating income for this segment increased from $446,000 to $902,000 notwithstanding, principally on the continuing strength of this segment's Cooper-Weymouth, Peterson unit. The Company's Computer Systems segment reported slightly reduced Revenues, Gross Profit margins and Operating income figures relative to the comparable 1995 period. The Company's new Metal Fabricating segment, comprised of the company's National Northeast and Omega-Flex units, reported operating earnings of $347,000 on Total Revenues of $8,153,000.

     For the Company as a whole, Selling, General and Administrative, and Engineering costs, taken together as a percentage of Total Revenues, were reduced from 20.0% to 19.2%.

     Operating income for the third quarter of 1996 for the Company as a whole, reflecting the effects described above, increased by $260,000 or 4.3%. Pretax income for the quarter ended September 30, 1995 included a nonrecurring $400,000 loss on the sale of the Company's Northvale, New Jersey plant. The Company's consolidated income tax provision for the quarter was reduced slightly as a percentage of pretax income from 42.3% to 40.5%. Taken together, these factors resulted in a 9.1% growth in Earnings per Common Share from $.33 in the third quarter of 1995 to $.36 in the third quarter of 1996.

     The Company's  total debt (long-term debt plus current portion of long-term debt) was relatively unchanged during the quarter ended September 30, 1996. Management regards the Company's current capital structure and banking relationships as fully adequate to meet foreseeable future needs. The Company has not paid dividends on its common stock since 1979.





                           PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K


     (a) Statement of Computation of Per Share Earnings...Page 11.

     (b) Registrant did not file a Form 8-K during the quarter for which this report is filed.

     (c) Mestek, Inc. 1996 Stock Option Plan.

                                  MESTEK, INC.
              SCHEDULE OF COMPUTATION OF EARNINGS PER COMMON SHARE

                                  Three Months Ended       Nine Months Ended
                                     September 30,           September 30,
                                     -------------           -------------
                                  1996           1995      1996        1995
                                  ----           ----      ----        ----
                                       (Amounts in thousands, except
                                         earnings per common share)


Net income for earnings
     per share                   $3,228       $ 2,963      $9,111    $ 7,546
                                 ======       =======      ======    =======



Total Common shares and
     common share
     equivalents                  8,930         9,015       8,941      9,022
                                  =====       =======       =====    =======

Earnings per common
     share                       $  .36      $    .33       $1.02   $    .84
                                 ======      ========       =====   ========





                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MESTEK,INC.
                                  (Registrant)

Date: October 23, 1996

                                             /S/ Stephen M. Shea
                                                 Stephen M. Shea
                                                 Senior Vice President - Finance
                                                 (Chief Financial Officer)