Form 10-K
period 1996-12-31
MESTEK INC
filed 1997-04-11
CIK 65195

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the fiscal year ended                         Commission file number: 1-448
December 31, 1996

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

The aggregate market value of voting common shares held by nonaffiliates of the registrant based upon the closing price for registrant's common stock as reported in The Wall Street Journal as of March 31, 1997 such date was $48,174,880.

The number of shares of the registrant's common stock issued and outstanding as of March 31, 1997 was 8,929,771.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement relating to the annual meeting of shareholders of the registrant to be held on May 22, 1997 are incorporated by reference into
Part III hereof and the exhibits to filings referenced on Pages 40 through 43 of
Part IV hereof are incorporated by reference into Part IV hereof.

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

         On October 8, 1991 Mestek, through a newly formed Canadian subsidiary, acquired substantially all of the operating assets of Temprite Industries, Ltd., an Ontario Corporation located in Orangeville, Ontario. Temprite manufactures industrial, institutional, and commercial air handling equipment and makeup air units. The purchase price for the assets acquired, net of liabilities assumed, was $1,819,000.

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

         On October 30, 1995, the Company executed an agreement to acquire approximately eighty-three (83%) of the issued and outstanding voting common stock of National Northeast Corporation and National Southeast Aluminum Corporation ("National"). National operates custom aluminum extrusion and fabrication facilities located in Lawrence, Massachusetts and Winter Haven, Florida. The transaction was accounted for under the purchase method of accounting as of October 30, 1995 and, accordingly, the company has included the results of this acquired business in its consolidated statement of operations from this date. The Company itself is a user of aluminum extrusions in its HVAC segment. The consideration for the purchase was $9.96 million in cash and approximately $3.32 million payable over three years, contingent upon a future level of earnings. The transaction was completed on January 2, 1996. In January of 1997 the Company pre-paid the contingent purchase price.

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

         On February 2, 1996, the Company acquired all of the issued and outstanding common stock of Omega Flex, Inc. of Exton, Pennsylvania (Omega). Omega is a manufacturer of flexible metal hose and related hose fabrications. The purchase price paid for the acquired stock was $9,119,000. Liabilities assumed were $833,000. The Company has accounted for this acquisition under the purchase method of accounting. Omega has leased its manufacturing and office facilities through December 31, 2001, for $182,000 per year which will increase to $268,146 per year once the 18,000 square foot addition is ready for occupancy.

         On February 5, 1996, the Company acquired certain assets of the press feeding and cut-to-length line businesses of Rowe Machinery and Automation, Inc. of Dallas, Texas (Rowe). Rowe is a leading manufacturer of press feeding and cut-to-length line equipment serving the appliance, office furniture, automotive, and many other markets. The purchase price paid was $5,495,000, including the assumed liabilities of $1,900,000. The Company has accounted for this acquisition under the purchase method of accounting. The Company has leased the Rowe facility in Dallas, including machinery and equipment, on a short term basis (through April 1997) at a cost of $40,000 per month.

         On August 30, 1996, the Company acquired substantially all of the operating assets of Dahlstrom Industries, Inc. (Dahlstrom) of Schiller Park, Illinois. Dahlstrom is a leading manufacturer of roll-forming equipment for the metal fabrication industry. The purchase price paid was $4,288,000 including assumed liabilities of $2,606,000. The Company has accounted for this acquisition under the purchase method of accounting.

         The Company's executive offices are located at 260 North Elm Street, Westfield, Massachusetts 01085. The Company's phone number is 413-568-9571.


OPERATIONS OF THE COMPANY

         The Company operates in three continuing business segments: heating, ventilating, and air conditioning equipment ("HVAC") manufacturing; computer software development and systems design; and metal products. Each of these segments is described below. The Company and its subsidiaries together employed 2,411 persons as of December 31, 1996.


HEATING, VENTILATING AND AIR CONDITIONING EQUIPMENT

         The Company, through Mestek, Inc. and various of its wholly-owned subsidiaries, (collectively, the "Reed Division") manufactures and distributes products in the HVAC industry. These products include residential, commercial and industrial hydronic heat distribution products, gas-fired heating and ventilating equipment, louver and damper equipment, commercial and residential gas and oil-fired boilers, air conditioning units, and related products used in heating, ventilating and air conditioning systems.

         The Reed Division sells finned-tube and baseboard radiation equipment under the names "Sterling", "Vulcan", "Heatrim", "Petite-7", "Hydrotherm", and "Suntemp", and other hydronic heat distribution products under the names "Sterling" and "Beacon-Morris". The division sells gas-fired unit heaters under the name "Sterling", radiant heating and commercial furnaces under the name "Cox and gas-fired indoor and outdoor heating and ventilating equipment under the names "Alton", "Applied Air", "Wing", "Air Fan", and "Temprite". Cooling and air conditioning equipment is sold under the "Alton",

"Applied Air", "Space Pak", "Aztec", "Koldwave", "Air Fan", and "Nesbitt" names, and gas and oil-fired boilers are sold primarily under the names "Hydrotherm", "Multi-Pulse", and "Multi-Temp", and distributed under the name "Smith Cast Iron Boilers" by Westcast, Inc. A number of these trade names are also registered trademarks owned by the Company and its subsidiaries. These products may be used to heat, ventilate and/or cool structures ranging in size from large office buildings, industrial buildings, warehouses, stores and residences, down to such small spaces as add-on rooms in residences. The division's products are manufactured at plants in Westfield, Massachusetts; South Windsor, Connecticut; Farmville, North Carolina; Dallas, Texas; Orangeville, Ontario; Dundalk, Maryland; and Wrens, Georgia. The Company closed its Skokie, Illinois and Ridgeville, Indiana plants in 1996 and consolidated these operations in Dundalk, Maryland and Farmville, North Carolina, respectively.

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

         The Reed division sells its HVAC products primarily through approximately 2254 independent representatives throughout the United States and Canada, many of whom sell several of Reed's products. These independent representatives usually handle various HVAC products made by manufacturers other than the Company. These representatives usually are granted an exclusive right to solicit orders for specific Reed Division products from customers in a specific geographic territory. Because of the diversity of the Reed Division's product lines, there is often more than one representative in a given territory. Representatives work closely with the Reed Division's sales managers and its technical personnel to meet customers' needs and specifications. The independent representatives are compensated on a commission basis and generally they neither stock Reed Division products nor purchase such products for resale.

         The Reed Division, directly, or through its representatives, sells its HVAC products primarily to contractors, installers, and end users in the construction industry, wholesale distributors and original equipment manufacturers.

         The Company sells gas-fired and hydronic heating and ventilating products, boilers and coil handling equipment in Canada and also sells its products in other foreign markets from time to time. Total export sales did not exceed ten percent of consolidated total revenues, nor did foreign assets exceed ten percent of total assets, in any of the most recent five years ending December 31, 1996.

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

         Expenditures for research and development for the HVAC segment in 1996, 1995, and 1994 were $814,000, $894,000, and $469,000, respectively. Product development efforts are necessary and ongoing in all product markets.

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

         New enhancements to its software products are continually being developed by MCS. Notable developments in 1996 include the availability of all MCS products in the Windows NT operating system environment. During 1996, 1995, and 1994 MCS spent approximately $1,338,000, $1,208,576, and $910,000 respectively, for software development. These costs related primarily to customer sponsored development and improvements to existing products.

         Because of the importance of systems development to MCS, programming and sales personnel are a primary resource. MCS's main office is in the Pittsburgh, Pennsylvania area and it has sales offices in other parts of the country.

         The markets for business applications software and systems development are diverse and very competitive. MCS has many competitors in the markets in which it operates, both on a regional and national basis. On December 31, 1996, MCS's backlog was $1,838,000.

         MCS's inventory consists primarily of computer hardware and related equipment which is used in the computer systems sold. MCS attempts to maintain a sixty-day supply so that delivery of completed systems can be made on a timely basis.


METAL PRODUCTS (formerly Coil Handling Equipment)

         The Company's Coil Handling Equipment Segment, which historically included only its Cooper- Weymouth, Peterson (CWP) division, added four additional units in 1996: the assets of Rowe Machinery and Automation Inc.,
(Rowe), a leading manufacturer of press-feeding and cut-to-length equipment, acquired on February 5, 1996, the assets of Dahlstrom Industries, Inc., (Dahlstrom), a leading manufacturer of roll forming equipment, acquired on August 30, 1996, National Northeast Corporation, (National) an aluminum extruder and heat sink fabricator acquired on October 30, 1995, and Omega Flex, Inc. (Omega) an industrial metal hose fabricator, acquired on February 2, 1996. The Company re-named this segment the Metal Products Segment in 1996 in consideration of these acquisitions.

         The CWP, Rowe and Dahlstrom units manufacture a variety of metal-forming equipment including coil straighteners, reels, press feeds, cut-to-length lines, roll-formers, wing benders and related equipment. The Company believes it has improved its competitive position within this industry by developing servo- driven feeders with microprocessor controls, affording diagnostic and operational features, as well as by the strategic acquisitions made in 1996 which broaden the Company's overall product offerings.

         Certain products made by these units are custom designed and manufactured to meet unique customer needs or specifications not currently met by existing products. These products, developed by the Company's design and application engineering groups, often represent improvements on existing technology and are often then incorporated into the unit's standard product line.

         The primary customers for such metal-forming equipment include contract metal stampers, manufacturers of large and small appliances, commercial and residential lighting fixtures, automobile accessories, office furniture and equipment, metal construction and HVAC products.

         The businesses of CWP, Rowe and Dahlstrom are highly competitive. CWP has become a substantial competitor in the manufacture of coil handling equipment through its abilities to meet customer delivery and service requirements through its extensive distribution network. The Company expects that these strengths will be further leveraged by the additions of Rowe and Dahlstrom.

         National extrudes and fabricates high precision aluminum heat sinks (heat dissipation devices) for use in a wide variety of power control, communications and related electronic and computer systems applications. Its products are made through an extrusion process supported by a broad line of secondary machining capabilities. National's application engineering and fabrication capabilities have helped it become a substantial competitor in the heat sink market place.

         Omega manufactures corrugated flexible stainless steel hose for use in a wide variety of industrial applications. It's products include annular, helical and braided metal hose and hose fabrications and are sold primarily through industrial hose distributors. In January of 1997, Omega introduced Trac-PipeTM, a corrugated stainless steel tubing developed for use in piping gas appliances. The Company expects that significant synergies will be realized by distributing Trac-PipeTM through its extensive HVAC distribution network.

         The backlog relating to this segment as a whole at December 31, 1996 was $14,364,000.

         Expenditures for research and development for this segment, independent of research and development related to specific customer requests, in 1996, 1995, and 1994 were $204,000, $0, and $68,000, respectively.


SEGMENT INFORMATION

         Selected financial information regarding the operations of each of the above segments is presented in Note 12 to the Consolidated Financial Statements.


Item 2 - PROPERTIES

         The Reed Division (HVAC segment) of the Company manufactures equipment at plants that the Company owns in Waldron, Michigan; Bradner, Ohio; Wyalusing, Pennsylvania; Dundalk, Maryland, Springfield, Ohio; Wrens, Georgia, and Dallas, Texas. It operates plants that it leases from entities owned directly or indirectly by certain officers and directors of the Company in Westfield, Massachusetts; Farmville, North Carolina; South Windsor, Connecticut and Los Angeles, California. The Reed Division leases manufacturing space from unrelated parties in Orangeville, Ontario, Canada; as well as warehouse space in Mississauga, Ontario, Canada.

         The metal products segment manufactures products at plants the Company owns in Clinton, Maine and Schiller Park, Illinois and at leased facilities in Dallas, Texas, Lawrence, Massachusetts, Winter Haven, Florida and Exton, Pennsylvania.

         During 1996 the Company constructed additions to its Dundalk, Maryland; Farmville, North Carolina; and Clinton, Maine facilities in anticipation of product relocations from leased facilities in Skokie, Illinois; Ridgeville, Indiana; and Dallas, Texas. These transfers are expected to be completed in 1997.

         The Company's computer system's segment (MCS) leases office space in Monroeville, Pennsylvania, which houses its principal offices and computer facility used in the computer software development and system design business. MCS owns the computer equipment used in its operations.

         The Company's principal executive offices in Westfield, Massachusetts are leased from an entity owned by an officer and director of the Company. The Company also owns an office building in Holland, Ohio.

         In addition, the Company and certain of its subsidiaries lease other office space in various cities around the country for use as sales offices.

         Certain of the owned  facilities  are pledged as  security  for certain
long-term  debt  instruments.   See  Property  and  Equipment,  Note  4  to  the
Consolidated Financial Statements.



         The Company's Scranton, Pennsylvania manufacturing facility, classified as Property Held for Sale at December 31, 1995, was sold on January 19, 1996, at a pre-tax gain of $854,000. The Company's

Hagerstown, Maryland facility was sold on April 1, 1996 at a pre-tax gain of $590,000.


Item 3 - LEGAL PROCEEDINGS

         The Company is not presently involved in any litigation which it believes will materially and adversely affect its financial condition or results of operations.


Item 4 - SUBMISSION OF MATTER TO A VOTE OF THE SECURITY HOLDERS

         No matters were submitted to the security holders of the Company for a vote during the fourth quarter of 1996.


                                     PART II


Item 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is listed on the New York Stock Exchange, under the symbol MCC. The number of shareholders of record as of March 31,1997 was 1,601. The price range of the Company's common stock between January 1, 1997 and March 31,1997 was 16-1/8 to 18-1/8 and the closing price on March 31, 1997 was $16-1/4.


         The quarterly price ranges of the Company's common stock during 1996 and 1995 as reported in the consolidated transaction reporting system were as follows:


                                   PRICE RANGE

                             1996                            1995
                             ----                            ----

First Quarter       $13-3/4          $12           $ 10-3/8          $ 9-5/8
Second Quarter      $14-7/8          $12-1/2       $ 12-7/8          $ 9-3/4
Third Quarter       $14-7/8          $14-3/8       $ 14-5/8          $12-1/4
Fourth Quarter      $16-1/2          $14-5/8       $ 13-1/4          $10-3/4


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


SUMMARY OF FINANCIAL POSITION as of December 31,
     (dollars in thousands except per share data)

                                1996       1995       1994       1993       1992
                            --------   --------   --------   --------   --------

Total assets ............   $170,010   $141,431   $120,430   $126,625   $137,158
Working capital .........     59,274     41,626     36,628     37,238     58,279
Long-term debt, including
  current portion .......     15,362      3,031      5,548     20,860     32,104
Shareholders' equity ....    103,718     91,046     80,732     73,317     70,552
Common shareholders'
   equity, per common
    share (1) ...........   $  11.61   $  10.14   $   8.93   $   7.96   $   7.59
                            ========   ========   ========   ========   ========



SUMMARY OF OPERATIONS - for the year ended December 31, (2) (dollars in thousands except per share data)

                                1996       1995       1994       1993       1992
                            --------   --------   --------   --------   --------

Total revenues from
  continuing operations (3) $299,527   $245,865   $224,018   $231,386   $190,038
Income from continuing
   operations .............   13,329     10,906      9,298      7,583      5,410
Net  income ...............   13,329     10,906      9,298      4,265      5,823
Earnings per common share:
Income from continuing
   operations ............. $   1.49   $   1.21   $   1.02   $    .82   $    .57
Net income ................ $   1.49   $   1.21   $   1.02   $    .46   $    .62


1) Equity per common share amounts are computed using the common shares and common stock equivalents outstanding as of December 31, 1996, 1995, 1994, 1993, and 1992.

(2) Includes the results of acquired companies or asset acquisitions from the date of such acquisition, as follows:

       * Dahlstrom Industries, Inc. from August 30, 1996.
       * Rowe Machinery and Automation, Inc., from February 5, 1996.
       * Omega Flex, Inc., from February 2, 1996.
       * National Northeast Corporation and National Southeast Corporation from October 30, 1995.
       * Heat Exchangers, Inc., from November 15, 1995.
       * Aztec Sensible Cooling, Inc., from November 1, 1994.
       * Mechanical Specialties, Inc., from August 21, 1992 and Westcast, Inc., from December 15, 1992.

(3)    Revenues   have  been   adjusted   in  1993  and  1992  to  reflect   the
       reclassification of revenues related to the Company's Environmental Engineering Segment to Discontinued Operations.


Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      RETURN ON AVERAGE NET ASSETS EMPLOYED


                                1996, 1995, 1994


         The Company's Return on Average Net Assets Employed, defined as operating profits before bonuses, over Average Net Assets Employed (total assets less current liabilities other than current portion of long-term debt, averaged over 12 months) for the years 1996, 1995, and 1994 was as follows:


                                          1996            1995            1994
                                  ------------    ------------    ------------

Operating Profits (as defined)    $ 25,925,000    $ 22,515,000    $ 21,538,000

Average Net Assets Employed (as
   defined) ...................   $113,594,000    $ 94,956,000    $ 90,691,000
                                  ------------    ------------    ------------
Return on Average Net Assets
    Employed ..................           22.8%           23.7%           23.8%
                                  ============    ============    ============



         The 1996 return on Average Net Assets Employed was reduced slightly from 1995 despite improved performances in the HVAC and Computer Systems Segments due principally to the costs of certain product development, plant relocation and other transitional costs incurred in the Company's Metal Products segment which are described in greater detail below.


                             ANALYSIS: 1996 VS. 1995


         The Company's core HVAC Segment reported comparative results for 1996 and 1995 as follows:



                        1996                    1995
                   ($    000)      1996     ($    000)      1995    $Net Change
                   ---------    -------     ---------    -------    -----------

Net Sales ......   $ 228,115      100.00%   $ 218,456      100.00%    +4.42%
Gross Profit ...      62,164       27.25%      60,052       27.49%    +3.52%
Operating Income      16,142        7.08%      15,495        7.09%    +4.18%

         The growth in revenues in this Segment was principally attributable to the effect of added sales from the acquisition of Heat Exchangers, Inc. on November 15, 1995. Increases in volume in the Company's historical boiler, damper and cooling products were largely offset by reduced volumes in certain of the Company's residential and commercial hydronic products. Gross profit margins were relatively unchanged in 1996 despite reductions in certain raw material costs due to the offsetting effect of relocation and other transitional expenses incurred in relation to the Company's Nesbitt and Koldwave divisions. Operating income as a percentage of net sales was relatively unchanged from 1995.



         The Company's Computer Systems Segment (MCS, Inc.) reported improved sales, margins and operating profits in 1996 as indicated in the following table:

                     1996                      1995
                    ($000)         1996       ($000)       1995     $Net Change
                    ------         ----       ------       ----     -----------

Net Sales ......   $16,114      100.00%      $15,255      100.00%     +5.63%
Gross Profit ...     6,865       42.60%        6,444       42.24%     +6.53%
Operating Income     3,063       19.01%        2,749       18.02%    +11.42%


         MCS's success in 1996 reflects its continuing commitment to product enhancement and customer support in the Durable Medical Equipment, Home Infusion Therapy, and Home Health Services marketplaces.

         The Company's Coil Handling Equipment Segment, which historically included only the Cooper- Weymouth, Peterson division, added four additional units in 1996: the assets of Rowe Machinery and Automation Inc., (Rowe), a leading manufacturer of press-feeding and cut-to-length equipment, acquired on February 5, 1996, the assets of Dahlstrom Industries, Inc., (Dahlstrom), a leading manufacturer of roll forming equipment, acquired on August 30, 1996, National Northeast, Corporation, (National) an aluminum extruder and heat sink fabricator acquired on October 30, 1995, and Omega Flex, Inc. (Omega) an industrial metal hose fabricator, acquired on February 2, 1996. The Company re-named this segment the Metal Products Segment in 1996 in consideration of these acquisitions. Comparative results, which were significantly affected by these acquisitions, were as follows:


                     1996                     1995
                    ($000)        1996       ($000)        1995    $Net Change
                    ------        ----       ------        ----    -----------

Net Sales ......   $55,298      100.00%     $12,154      100.00%     +454.98%
Gross Profit ...    13,199       23.87%       4,549       37.43%     +290.15%
Operating Income     3,687        6.67%       1,926       15.85%     +191.43%


         The assimilation of the Rowe and Dahlstrom businesses and planning for the relocation of the Rowe manufacturing operation to Clinton, Maine, home of Cooper-Weymouth, Peterson, which is expected to be completed in 1997, imposed significant direct and indirect costs on this segment in 1996 and overshadowed otherwise excellent results reported by Cooper-Weymouth, Peterson. Significant synergies are expected to be derived from this relocation in future years. Gross Profit and Operating Income were also negatively effected by significant new product development costs undertaken by Omega in anticipation of its January 1997 introduction of Trac-PipeTM, a corrugated stainless steel tubing developed especially for use in the piping and installation of gas appliances.


         As a whole the Company reported comparative results as follows:

                     1996                      1995
                    ($000)          1996      ($000)        1995    $Net Change
                    ------          ----      ------        ----    -----------

Net Sales ......   $299,527      100.00%     $245,865      100.00%     +21.83%
Gross Profit ...     82,228       27.45%       71,045       28.90%     +15.74%
Operating Income     22,892        7.64%       20,170        8.20%     +13.49%

         Gross Profit and Operating Income percentage margins were slightly reduced overall principally due to the plant relocation and product development costs described above.

         Sales expense for the Company as a whole, as a percentage of total revenues, was reduced from 13.08% to 11.85%. (Sales Expense and General and Administrative Expense for 1995, as reported in the accompanying financial statements, have been adjusted to reflect certain reclassifications for purposes of comparability). General and Administrative Expenses, as a percentage of revenues, increased from 5.23% in 1995 to 5.40% in 1996, principally due to an increase in the provision for bonuses. Engineering expense, as a percentage of total revenues, increased slightly from 2.32% to 2.55%. Interest expense increased substantially reflecting the various acquisitions made in 1996.

         Income tax expense for 1996, as a percentage of pretax income, was relatively unchanged at 39.39%.

         The Company's Scranton, Pennsylvania manufacturing facility, classified as Property Held for Sale at December 31, 1995 was sold on January 19, 1996 at a gain of $854,000. The Company's Hagerstown, Maryland facility was sold on April 1, 1996 at a gain of $590,000.


                             ANALYSIS: 1995 VS. 1994

         The Company's core HVAC Segment reported comparative results for 1995 and 1994 as follows:


                     1995                        1994
                    ($000)         1995        ($000)       1994    $Net Change
                    ------         ----        ------       ----    -----------

Net Sales ......   $218,456      100.00%     $200,444      100.00%     +8.99%
Gross Profit ...     60,052       27.49%       56,746       28.31%     +5.82%
Operating Income     15,495        7.09%       15,310        7.64%     +1.21%


         The growth in revenues was principally attributable to significantly improved sales from the Company's Industrial Products divisions in Dallas, Texas, and Orangeville, Ontario, Canada - offset somewhat by reduced sales from the Company's residential hydronic divisions in Westfield, Massachusetts. Gross profit margins were slightly reduced in 1995 owing in part to the effect of reduced hydronic sales, in part to the effect (in early 1995) of material cost increases, and also to the effect of certain product relocations completed in 1995. Operating income as a percentage of net sales was also slightly reduced owing to the same effects.

         In addition to the effects on HVAC Net Sales, Gross Profits, and Operating Income discussed above, the acquisitions of National Northeast Corporation, as of October 30, 1995, and Heat Exchangers, Inc., on November 16, 1995, as more fully described in Note 2 to the Consolidated Financial Statements, affected the comparative results for 1995 and 1994 as follows:



                         Percentage    Effect of 1995 Acq.     Percentage Change
                          Change       (National Northeast)  Net of Acquisitions
                       1995 vs. 1994  (Heat Exchangers, Inc.)   1995 vs. 1994
                       -------------   ---------------------    -------------

Net Sales ..............   +8.99%              +2.1%                 +6.89%
Gross Profit ...........   +5.82%               -.86%                +6.68%
Operating Income .......   +1.21%              -1.53%                +2.74%

         The Company's Computer Systems Segment (MCS, Inc.) reported improved sales, margins and operating profits in 1995 as indicated in the following table:

                     1995                     1994
                    ($000)       1995        ($000)        1994    $Net Change
                    ------       ----        ------        ----    -----------

Net Sales ......   $15,255      100.00%      $14,461      100.00%      + 5.49%
Gross Profit ...     6,444       42.24%        5,583       38.61%      +15.42%
Operating Income     2,749       18.02%        2,244       15.52%      +22.50%

         MCS's success in 1995 reflects its ongoing commitment to product enhancement and customer support in the Durable Medical Equipment, Home Infusion Therapy, and Home Health Services marketplaces in which it competes.

         The  Company's  Coil  Handling   Equipment  Segment   (Cooper-Weymouth,
Peterson) also reported excellent results for 1995, with margins declining only slightly despite a 33% growth in revenues:

                     1995                      1994
                    ($000)        1995        ($000)       1994    $Net Change
                    ------        ----        ------       ----    -----------

Net Sales ......   $12,154      100.00%      $ 9,112      100.00%     +33.38%
Gross Profit ...     4,549       37.43%        3,581       39.30%     +27.03%
Operating Income     1,926       15.85%        1,583       17.37%     +21.67%

These results reflect both the healthy conditions presently affecting the coil handling equipment marketplace and the success of this segment's product innovation efforts.

         As a whole the Company reported comparative results as follows:

                     1995                         1994
                    ($000)        1995           ($000)       1994   $Net Change
                    ------        ----           ------       ----   -----------

Net Sales ......   $245,865      100.00%      $224,018      100.00%    +9.75%
Gross Profit ...     71,045       28.90%        65,910       29.42%    +7.79%
Operating Income     20,170        8.20%        19,137        8.54%    +5.40%

         Sales expense for the Company as a whole, as a percentage of total revenues, was reduced from 13.37% to 13.08%. General and Administrative expenses as a percentage of total revenues increased from 4.95% in 1994 to 5.29% in 1995, principally due to an increase in the provision for bad debts. Engineering expense, as a percentage of total revenues, was reduced from 2.6% to 2.3%. Interest expense from continuing operations was reduced by $121,000 reflecting the effect, net of investment and acquisition activities, of the sale of the Company's remaining interest in Chester Environmental, Inc. in August of 1995 for approximately $6,000,000.

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

                    ANALYSIS: LIQUIDITY AND CAPITAL STRUCTURE


       Working capital increased in 1996 in proportion to the Company's overall growth, as indicated in the following table (all amounts in thousands):


       12/31/96       Net Change      12/31/95      Net Change      12/31/94

       $59,274         $17,648        $ 41,626        $4,998        $ 36,628
       =======      ============      ========        ======        ========


       The   Company's   funded  debt  to  equity  ratio   (including   deferred
compensation and Minority Interest in National Northeast as funded debt) decreased slightly, from 16.5% at December 31,1995, to 16.2% at December 31, 1996, despite the effect of the Company's 1996 acquisitions of Rowe, Omega and Dahlstrom due to the offsetting positive effect of income on total equity.

       The Company's Net Assets Employed grew from $106,099,000 at December 31, 1995 to $120,647,000 at December 31, 1996, due principally to the effects of the acquisitions of Rowe, Omega and Dahlstrom, as more fully described in Note 2 to the Consolidated Financial Statements.

       Management regards the Company's current capital structure and banking relationships as fully adequate to meet foreseeable future needs. The Company has not paid dividends on its common stock since 1979.


                            ENVIRONMENTAL DISCLOSURE

       The Company is subject to numerous laws and regulations that govern the discharge and disposal of materials into the environment. The Company is not aware, at present, of any material administrative or judicial proceedings against the Company arising under any federal, state or local environmental protection laws or regulations (Environmental Laws). There are, however, a number of activities in which the Company is engaged under Environmental Laws.

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

Potentially Responsible Parties (PRP) Actions

       The Company has been named or contacted by state authorities and/or the Environmental Protection Agency (the EPA) regarding the Company's liability as a potentially responsible party (PRP) for the remediation of several sites, none of which actions represent a material proceeding. The potential liability of the Company is based upon records that show the Company or other corporations from whom the Company or its subsidiaries acquired assets used the sites for the lawful disposal of hazardous waste pursuant to third party agreements with the operators of such sites. Such PRP actions generally arise when the operator of the site lacks the financial ability to address compliance with Environmental Laws, decisions and orders affecting the site in a timely and effective manner. The governmental authority responsible for the site looks to the past users of the facility and their successors to address the costs of remediation of the site.

       In High Point, North Carolina, the company has been named as a PRP with regard to the clean-up of groundwater contamination allegedly due to dumping at a land-fill. The Company's activity at the site represented less than 1% of all activity at the site. State authorities continue to investigate the extent of and remediation methods for groundwater contamination at or near the site, and the Company joined a joint defense group to help define and limit its liabilities whereby it may be required to contribute additional non-material sums as part of the remediation of groundwater contamination. The Company (along with many other corporations) is involved in PRP actions for the remediation of a site in Southington, Connecticut, as a result of the EPA's preliminary assignment of derivative responsibility for the presence of hazardous materials attributable to two other corporations from whom the Company purchased assets after the hazardous materials had been disposed of at the Southington sites. The Company is currently participating as part of a joint defense group in discussions with the EPA for a "de minimis settlement" at the Southington, Connecticut site. The obligations of the Company in this matter are not expected to be material to the Company's financial position or the results of operations. The Company has recently received notices from Pitt County and the EPA that it may (along with many others) be a PRP at the Pitt County landfill and a site in Charlotte, North Carolina. The Company continues to investigate these emerging matters, but expects that these matters will not be material to the Company's financial position or results of operations.


Releases of Hazardous Materials

       There have been releases of hazardous materials on a few parcels of property which are presently leased or operated by the Company. All such releases occurred prior to the occupation of the properties by the Company. All releases are in the process of assessment or remediation. In most cases, other parties are responsible for the costs of remediation and the Company is indemnified. At a site in Massachusetts leased by the Company, the Lessor has received notice from a down-stream abutter that activities on the property prior to the Company's occupation may be the source of groundwater contamination on the abutter's property. Based upon an investigation by the Lessor, the claim does not appear to be supportable. Based on the information presently available to it, management does not believe that the costs of addressing any of the releases will have a material adverse effect on the Company's financial position or the results of operations.


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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                    The Board of Directors and Shareholders'
                                  Mestek, Inc.

     We have audited the accompanying consolidated balance sheets of Mestek, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mestek, Inc. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three year period ended December 31, 1996 in conformity with generally accepted accounting principles.

       We have also audited Schedule II of Mestek, Inc. and subsidiaries as of December 31, 1996 and for each of the years in the three year period ended December 31, 1996. In our opinion, the schedule presents fairly, in all material respects, the information required to be set forth therein.








/S/ GRANT THORNTON LLP
    GRANT THORNTON LLP


Boston, Massachusetts
March 28, 1997

                                  MESTEK, INC.
                           CONSOLIDATED BALANCE SHEETS
                               As of December 31,



                                                            1996       1995
                                                          --------   --------
                                                         (Dollars in thousands)
ASSETS

Current Assets
   Cash and Cash Equivalents ..........................   $ 11,649   $  1,405
   Accounts Receivable - less allowances of
     $1,701 and $1,377 ................................     49,577     42,911
   Unbilled Accounts Receivable .......................        174        139
   Inventories ........................................     43,265     39,241
   Deferred Tax Benefit ...............................      1,823      1,492
   Other Current Assets ...............................      2,264      4,381
                                                          --------   --------
   Total Current Assets ...............................    108,752     89,569

Property and Equipment - net ..........................     31,439     24,968
Equity Investments ....................................      8,778      8,778
Property Held for Sale ................................       --        2,955
Other Assets and Deferred Charges  - net ..............      6,786      8,097
Deferred Tax Benefit ..................................        280        448
Excess of Cost over Net Assets of Acquired Companies...     13,975      6,616
                                                          --------   --------

   Total Assets .......................................   $170,010   $141,431
                                                          ========   ========












See Accompanying Notes to Consolidated Financial Statements

                                  MESTEK, INC.
                     CONSOLIDATED BALANCE SHEETS (continued)
                               As of December 31,



                                                             1996       1995
                                                          --------   --------
                                                         (Dollars in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current Portion of Long-Term Debt ...................   $    115   $  2,651
  Accounts Payable ....................................     19,559     16,342
  Accrued Salaries and Bonuses ........................      4,886      3,218
  Accrued Commissions .................................      3,404      2,234
  Progress Billings in Excess of Cost
   and Estimated Earnings .............................      2,899      2,904
  Purchase Price Payable - National Northeast .........       --        9,960
  Customer Deposits ...................................      4,829       --
  Other Accrued Liabilities ...........................     13,786     10,634
                                                          --------   --------
Total Current Liabilities .............................     49,478     47,943

Long-Term Debt ........................................     15,247        380
Deferred Compensation .................................         18         22
                                                          --------   --------
Total Liabilities .....................................     64,743     48,345
                                                          --------   --------
Minority  Interest - National Northeast ...............      1,549      2,040
                                                          --------   --------

Shareholders' Equity:
  Common Stock - no par, stated value $0.05 per
   share, 9,610,135 shares issued .....................        479        479
  Paid in Capital .....................................     15,434     15,434
  Retained Earnings ...................................     94,794     81,465
  Treasury Shares, at cost (680,364 and
   634,864 common shares, respectively) ...............  (   6,040) (   5,449)
  Cumulative Translation Adjustment ...................  (     949) (     883)
                                                          --------   --------
  Total Shareholders' Equity ..........................    103,718     91,046
                                                          --------   --------

     Total Liabilities and Shareholders'
         Equity .......................................   $170,010   $141,431
                                                          ========   ========



See Accompanying Notes to Consolidated Financial Statements.

                                  MESTEK, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                        For the years ended December 31,

                                                 1996       1995       1994
                                              --------   --------   --------
                       (Dollars in thousands, Except Earnings Per Common Share)

Net Sales .................................   $283,413   $230,610   $209,557
Net Service Revenues ......................     16,114     15,255     14,461
                                              --------   --------   --------
Total Revenues.............................    299,527    245,865    224,018

Cost of Goods Sold ........................    208,050    166,009    149,180
Cost of Service Revenues ..................      9,249      8,811      8,928
                                              --------   --------   --------

Gross Profit ..............................     82,228     71,045     65,910

Selling Expense ...........................     35,492     32,160     29,955
General and Administrative
     Expense ..............................     16,202     13,004     11,084
Engineering Expense .......................      7,642      5,711      5,734
                                              --------   --------   --------

Operating Profit ..........................     22,892     20,170     19,137

Interest Expense ..........................  (   1,377)  (    718)  (    839)
Gain on Sale of Property ..................      1,444       --         --
Other Income (Expense), Net ...............  (     968)  (  1,317)  (  2,250)
                                              --------   --------   --------

Income Before Income Taxes ................     21,991     18,135     16,048
Income Taxes ..............................      8,662      7,229      6,750
                                              --------   --------   --------

Net Income ................................   $ 13,329   $ 10,906   $  9,298
                                              ========   ========   ========

Earnings per Common Share: ................   $   1.49   $   1.21   $   1.02
                                              ========   ========   ========

Weighted Average Shares Outstanding .......      8,938      9,019      9,137
(In Thousands)                                ========   ========   ========




See Accompanying Notes to Consolidated Financial Statements.




MESTEK, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY For the years ended December 31,
1996, 1995 and 1994

                                      $5.00
                                    Cumulative
                                    Convertible                                                                Cumulative
                                     Preferred       Common         Paid In      Retained        Treasury     Translation
(Dollars In Thousands)                Stock           Stock         Capital      Earnings         Shares       Adjustment    Total
----------------------            ---------------   -----------     --------     --------        ----------    ----------   --------


Balance - December 31, 1993         $ 7,209            $ 387         $ 8,323     $61,261         $ (3,203)       $( 660)   $ 73,317

Net Income                                                                         9,298                                      9,298
Common Stock Repurchased                                                                           (1,605)                  ( 1,605)
Conversion of $5.00 Convertible
     Preferred                      ( 7,203)              92           7,111
Redemption of $5.00 Convertible
     Preferred                      (     6)                                                                                (     6)
Cumulative Translation Adjustment                                                                                 ( 272)    (   272)
                                  -------------     ----------       ---------   --------         ---------    ---------   ---------
Balance - December 31, 1994         $    -             $ 479          $15,434    $70,559          $( 4,808)      $( 932)   $ 80,732

Net Income                                                                        10,906                                     10,906
Common Stock Repurchase                                                                            (   641)                  (  641)
Cumulative Translation Adjustment                                                                                 (  49)     (   49)
                                  ------------      ----------       ---------   --------         ----------    --------   ---------
Balance - December 31, 1995         $   -              $ 479          $15,434    $81,465           $( 5,449)     $( 883)   $ 91,046

Net Income                                                                        13,329                                     13,329
Common Stock Repurchased                                                                            (   591)                 (  591)
Cumulative Translation Adjustment                                                                                 (  66)     (   66)
                                  ------------      ----------       ----------  --------          ---------    ---------  ---------
Balance - December 31, 1996         $   -              $ 479          $15,434    $94,794            $(6,040)     $( 949)   $103,718
                                  ============      ==========       ==========  =========         =========     ========  =========


See Accompanying Notes to Consolidated Financial Statements







                                  MESTEK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the years ended December 31,

                                          1996            1995            1994
                                       ----------       ---------       --------
                                                (Dollars in thousands)
Cash Flows from Operating Activities:
  Net Income                            $  13,329        $  10,906      $ 9,298
Adjustments to Reconcile Net Income
     to Net Cash Provided by Operating
     Activities:
 Depreciation and Amortization              5,143            3,940        4,712
 Provision for Losses on Accounts
     Receivable, net of write offs            324          (    63)     (    16)
 Gain on Sale of Property                 ( 1,444)             -            -
 Net Change in Minority Interest-         (   491)             -            -
     National Northeast
Changes in assets and liabilities net
     of effects of acquisitions and
     dispositions:
  Accounts Receivable                     ( 5,047)          ( 2,972)      9,353
  Unbilled Accounts Receivable            (    35)          (    15)    (    27)
  Inventory                                 1,002           ( 3,176)    ( 1,464)
  Accounts Payable                          1,109           ( 1,823)      3,841
  Other Current Liabilities               ( 2,212)          ( 2,101)    ( 2,745)
  Progress Billings                       (     5)              183         613
  Deferred Compensation                   (     4)          (     3)    (     7)
  Other                                     4,399           ( 4,248)        797
                                         ----------        ---------    --------
Net Cash Provided by Operating
     Activities                            16,068               628      24,355
                                         ----------         ---------   --------
Cash Flows from Investing Activities:
   Capital Expenditures                   ( 7,213)           ( 2,963)   ( 5,160)
   Disposition of Property & Equipment      4,642              2,727        -
   Acquisition of Businesses and Other
     Assets Net of Cash Acquired          (14,172)           (15,595)   ( 1,372)
   Disposition of Business Segment            -                6,000        -
                                         ----------         ---------   --------
Net Cash Provided by (Used in)
     Investing Activities                 (16,743)           ( 9,831)   ( 6,532)
                                         ----------          ---------  --------
Cash Flows from Financing Activities:
   Net Borrowings (Repayments) Under
     Revolving Credit Agreement           ( 1,725)             2,406    ( 5,866)
   Principal Payments Under Long
     Term Debt Obligations                ( 1,699)           ( 5,367)   ( 9,446)
   Proceeds from Issuance of Long
     Term Debt                             15,000                -          -
   Purchase Price Payable-                   -                 9,960        -
     National Northeast
   Redemption of $5.00 Convertible
     Preferred Stock                         -                   -      (     6)
   Repurchase of Common Stock             (   591)           (   641)   ( 1,605)
                                         ----------          ---------  --------
Net Cash Provided by (Used in)             10,985              6,358    (16,923)
     Financing Activities                ----------          ---------  --------

Net Increase (Decrease) in Cash and
      Cash Equivalents                     10,310            (  2,845)      900
Translation effect on Cash               (     66)                 49    (  272)
Cash and Cash Equivalents -
      Beginning of Year                     1,405               4,201     3,573
                                         ----------          ---------  --------

Cash and Cash Equivalents -
      End of Year                        $ 11,649            $  1,405   $ 4,201
                                         ==========          =========  ========

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


Cash equivalents

         The Company considers all highly liquid investments with a remaining maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents include investments in an institutional money market fund which invests in U.S.Treasury bills, notes and bonds, and/or repurchase agreements backed by such obligations.


Inventories

         Inventories are valued at the lower of cost or market. Approximately 84% of the cost of inventories is determined by the last-in, first-out (LIFO) method.


Property and equipment

         Property and equipment are carried at cost. Depreciation and amortization are computed using the straight-line and accelerated methods over the estimated useful lives of the assets or the life of the lease, if shorter. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant improvements are capitalized.

Excess of Cost Over Net Assets of Acquired Companies (Goodwill)

         The Company amortizes goodwill on the straight line basis over the estimated period to be benefitted. The acquisitions of assets of Rowe Machinery and Automation, Inc., and Dahlstrom Industries, Inc., and the acquisition of stock of Omega Flex, Inc. as more fully described in Note 2, resulted in goodwill of approximately $7,700,000 which will be amortized over 25 years. The Company continually evaluates the carrying value of goodwill. Any impairments would be recognized when the expected future operating cash flows derived from the underlying acquired businesses is less than the carrying value of the goodwill. Accumulated amortization of goodwill was $1,172,000 and $887,000 at December 31, 1996 and 1995, respectively.


Advertising Expense

         Advertising costs are charged to operations as incurred, such charges aggregated $3,193,000, $2,942,000, and $2,655,000 for the years ended December 31, 1996, 1995 and 1994 respectively.


Equity Investments

         The Company's 48.6 percent interest in H. B. Smith Company, Incorporated (HBS) and 46.8 percent interest in EAFCO, Inc., (EAFCO), are accounted for under the equity method.


Research and Development Expense

         Research  and  development   expenses  are  charged  to  operations  as
incurred. Such charges aggregated $1,018,000, $894,000, and $537,000, for the years ended December 31, 1996, 1995 and 1994, respectively.


Software Development Expenses

         The Company's MCS, Inc. subsidiary is in the business of application software and systems development. SFAS No. 86 requires that development costs incurred subsequent to the establishment of technological feasibility for the product be capitalized, however, the Company does not believe that such amounts are material to the consolidated financial statements. Accordingly, all development costs are charged to expense as incurred. Such charges aggregated $1,338,000, $1,209,000, and $910,000, for the years ended December 31,1996,
1995, and 1994, respectively.


Treasury shares

         Common stock held in the Company's treasury has been recorded at cost.


Earnings per common share

         Earnings per share have been computed based upon the average number of common shares outstanding giving effect, where dilutive, to common shares which would be issued upon conversion of the $5.00 Convertible Preferred Stock. Common stock options, as more fully described in Note 15, did not effect the computation of earning per share.

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


Property Held for Sale

         The Company's Scranton, Pennsylvania manufacturing facility, classified as Property Held for Sale at December 31, 1995, was sold on January 19, 1996, at a pre-tax gain of $854,000. The Company's Hagerstown, Maryland facility was sold on April 1, 1996 at a pre-tax gain of $590,000.


New Accounting Standard

         In March, 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of", which was effective for the Company's fiscal year ending December 31, 1996. This statement requires the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this standard in 1996 did not materially impact the Company's financial condition or results of operations.


Reclassification

         Reclassifications are made periodically to previously issued financial statements to conform with the current year presentation.

2. BUSINESS ACQUISITIONS

            On February 2, 1996, the Company acquired all of the issued and outstanding common stock of Omega Flex, Inc. of Exton, Pennsylvania (Omega). Omega is a manufacturer of flexible metal hose and related hose fabrications. The purchase price paid for the acquired stock was $9,119,000. Liabilities assumed were $833,000. The Company has accounted for this acquisition under the purchase method of accounting. Omega has leased its manufacturing and office facilities through January 31, 2000, for $199,500 per year.

            On February 5, 1996, the Company acquired certain assets of the press feeding and cut-to-length line businesses of Rowe Machinery and Automation, Inc. of Dallas, Texas (Rowe). Rowe is a leading manufacturer of press feeding and cut-to-length line equipment serving the appliance, office furniture, automotive, and many other markets. The purchase price paid was $5,495,000, including the assumed liabilities of $1,900,000. The Company has accounted for this acquisition under the purchase method of accounting. The Company has leased the Rowe facility in Dallas, including machinery and equipment, on a short term basis at a cost of $40,000 per month.

         On August 30, 1996, the Company acquired substantially all of the operating assets of Dahlstrom Industries, Inc. (Dahlstrom) of Schiller Park, Illinois. Dahlstrom is a leading manufacturer of roll-forming equipment for the metal fabrication industry. The purchase price paid was $4,288,000 including assumed liabilities of $2,606,000. The Company has accounted for this acquisition under the purchase method of accounting.

         Proforma unaudited results of operations for Omega, Rowe and Dahlstrom for 1996 and 1995 are not provided herein, they deemed immaterial.

         On October 30, 1995, the Company executed an agreement to acquire approximately eighty-three (83%) of the issued and outstanding voting common stock of National Northeast Corporation and National Southeast Aluminum Corporation (National). National operates custom aluminum extrusion and fabrication facilities located in Lawrence, Massachusetts and Winter Haven, Florida. The transaction was accounted for under the purchase method of accounting as of October 30, 1995 and, accordingly, the Company has included the results of this acquired business in its consolidated statement of operations from this date. The Company itself is a user of aluminum extrusions in its HVAC segment. The consideration for the purchase was $9.96 million in cash and approximately $3.32 million over three years, contingent upon a future level of earnings. The transaction was completed on January 2, 1996.

         Proforma unaudited results of operations for 1994 and 1995, reflecting a hypothetical acquisition date of January 1, 1994 are as follows:

                                 1995                               1994
--------------------------------------------------------------------------
TOTAL REVENUES                 $267,234                           $242,197
--------------------------------------------------------------------------
NET INCOME                       11,652                              9,657
--------------------------------------------------------------------------
EARNINGS PER SHARE               $1.30                              $1.06


         On November 15, 1995, the Company acquired substantially all of the accounts receivable, inventory, fixed and intangible assets of Heat Exchangers, Inc., a manufacturer of portable air conditioning equipment in Skokie, Illinois. The purchase price paid, including the assumption of $812,000 of liabilities, was $6,764,000. The acquisition was accounted for as a purchase and, accordingly, the Company has included the results of this acquired business in its consolidated statement of operations since the date of the acquisitions.

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


3. INVENTORIES

Inventories consisted of the following at December 31:

                                        1996                        1995
                                   ------------                 -------------

       Finished Goods              $ 11,004,000                 $   9,657,000
       Work-in-progress              14,877,000                    17,114,000
       Raw materials                 24,924,000                    20,404,000
                                   -------------                -------------
                                     50,805,000                    47,175,000
       Less provision for LIFO
           method of valuation        7,540,000                     7,934,000
                                   ------------                 --------------
                                   $ 43,265,000                  $ 39,241,000
                                   ============                 ==============

       Progress billings exceeded related contract costs by $2,899,000, and $2,904,000, at December 31, 1996 and 1995, respectively. As such, these amounts are reported as a liability in the accompanying consolidated financial statements.


4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:
                                                               Depreciation and
                                                               Amortization Est.
                                1996         1995                Useful Lives
                        -------------       ------------       ----------------
Land                     $  1,092,000   $      777,000
Buildings                  13,657,000       11,035,000             19-39 Years
Leasehold Improvements      4,186,000        3,119,000             15-39 Years
Equipment                  51,183,000       43,857,000              3-10 Years
                         -------------     -------------

                           70,118,000       58,788,000
Accumulated Depreciation  (38,679,000)     (33,820,000)
                        --------------     -------------
                         $ 31,439,000     $ 24,968,000
                        ==============    ==============

       The above amounts include $437,000, and $144,000, at December 31, 1996 and 1995, respectively, in assets that had not yet been placed in service by the Company. No depreciation was recorded in the related periods for these assets.

       Depreciation and amortization expense was $5,143,000, $3,864,000, and $4,669,000, for the years ended December 31, 1996, 1995, and 1994, respectively.

5. EQUITY  INVESTMENTS

H. B. Smith Company Incorporated (HBS)

         The Company's investment in HBS is carried at a zero balance reflecting the Company's equity in HBS' cumulative losses. The Company has no obligation to fund future HBS operating losses.

Eafco, Inc. (EAFCO)

       On April 7, 1993, the Company acquired a 46.8% interest in EAFCO, a Pennsylvania company, located in Boyertown, Pennsylvania in return for cash, notes and certain items of foundry equipment valued in total at $8,643,000.

       EAFCO produces cast iron boiler sections for the boiler industry. EAFCO used a portion of the proceeds to modernize its foundry facilities and equipment and began supplying cast iron boiler sections the Company in 1993. This investment is accounted for in accordance with the equity method of accounting. The Company reported its share of EAFCO's operating results, which were not material, in Other Income (Expense) in the consolidated financial statements in 1996, 1995, and 1994.

       The Company purchases approximately $18,000,000 on an annualized basis from EAFCO and HBS together. The Company's net receivable from EAFCO and HBS together was $1,352,000 and $3,272,000 at December 31, 1996 and 1995,
respectively.


6. LONG TERM DEBT

       Long-Term Debt consisted of the following:


                                                Dec. 31,              Dec. 31,
                                                  1996                  1995
                                               -----------            ----------

Senior Notes                                  $15,000,000         $        -
Revolving Loan Agreement                             -              1,725,000
Note Payable Bank                                    -                711,000
Other Bonds and Notes Payable                     362,000             595,000
                                              ------------         ------------
                                               15,362,000           3,031,000
         Less Current Maturities              (   115,000)         (2,651,000)
                                              ------------        -------------
                                              $15,247,000         $   380,000
                                              ============        =============

       Senior Notes - On April 5, 1996, the Company borrowed $15,000,000 from a commercial insurance company on an unsecured basis, executing a Note Purchase Agreement and related Senior Notes, (the Notes). The Notes mature March 1, 1998 and bear interest at 5.53%. The Note Purchase Agreement contains a number of financial covenants which limit the Company's overall debt, its dividends, and in certain circumstances, its ability to effect acquisitions and/or divestitures. The Company's management does not believe that these limitations will materially affect the Company's future operations or strategic plans.


       Revolving Loan Agreement - On January 1, 1992, the Company entered into a Revolving Loan Agreement and Letter of Credit Facility (the Agreement) with a commercial bank. The Agreement, originally set to expire on January 1, 1993, has been amended and extended through April 30, 1997. It currently provides $55 million of unsecured revolving credit and $10 million of standby letter of credit capacity. Borrowings under the Agreement bear interest at a floating rate based on the bank's prime rate less 1.00% or, at the discretion of the borrower, LIBOR plus a quoted market factor or, alternatively, in lieu of the prime based rate, a rate based on the overnight Federal Funds Rate. Management expects to renew the Agreement on a one year basis prior to April 30, 1997. The Revolving Loan Agreement contains financial covenants which require that the Company maintain certain current ratios, working capital amounts, capital bases and leverage ratios. This Agreement also contains restrictions regarding the creation of indebtedness, the occurrence of mergers or consolidations, the sale of subsidiary stock, and the payment of dividends in excess of 50% of net income. Commitment fees on letters of credit are 3/4% annually. Outstanding letters of credit, principally related to the Company's insurance programs, aggregated $3,233,000, and $3,242,000, at December 31, 1996 and 1995, respectively.

       Other Bonds and Notes Payable - The Company is obligated under the terms of an Industrial Revenue Bond (the Bond) secured by its facility in Wyalusing, Pennsylvania. The Bond bears interest at 5% and matures on July 25, 2001. The outstanding balance under the Bond at December 31, 1996 was $178,000. The Company's National Northeast subsidiary is obligated under two non-interest bearing subordinated Notes Payable on which interest was imputed at 8%. The notes are secured by certain pieces of equipment. The outstanding balances under the notes at December 31, 1996 are $143,702 and $41,241 respectively, and the notes mature on May 1, 2001 and March 31, 1997, respectively.

       Cash paid for interest was $1,377,000, $718,000, and $839,000, during the years ended December 31, 1996, 1995, and 1994, respectively.


       Maturities of long-term debt in each of the next five years are as follows:

                                1997 - $    115,000
                                1998 - $ 15,079,000
                                1999 - $     85,000
                                2000 - $     57,000
                                2001 - $     26,000

       The fair value of the Company's long-term debt is estimated based on the current interest rates offered to the Company for debt of the same remaining maturities. Management believes the carrying value of debt and the contractual values of the outstanding letters of credit approximate their fair values as of December 31, 1996.


7. SHAREHOLDERS' EQUITY

       The Company has authorized common stock of 20,000,000 shares with no par value, and a stated value of $0.05 per share. As of December 31, 1996, John E. Reed, Chairman, President and CEO of the Company and Stewart B. Reed, a Director of the Company and son of John E. Reed, together beneficially own a majority of the outstanding shares of the Company's common stock.

       By a vote of its shareholders at its annual meeting of shareholders on May 22, 1996, the Company amended its Articles of Incorporation to authorize 10,000,000 shares of a new class (or classes) of preferred stock (the Preferred Stock) and to eliminate both its $5.00 convertible, non-cumulative, non-voting, $100 par, preferred stock (the Convertible Preferred) and its $6.00, $100 par, redeemable preferred stock (the Redeemable Preferred) . As of December 31, 1996 no shares of the Preferred Stock have been issued.

8. INCOME TAXES

       Income  before  income  taxes  included  foreign  earnings   (losses)  of
($474,000),  $217,000 and  ($606,000)  in 1996,  1995,  and 1994,  respectively.
Income tax expense (benefit) consisted of the following:

                           1996                  1995                1994
                       ------------         --------------        ----------
  Federal Income Tax:
    Current            $7,259,000            $5,894,000            $5,298,000
    Deferred          (   134,000)         (    174,000)           (   89,000)
  State Income Tax:
    Current             1,551,000             1,543,000             1,534,000
    Deferred          (    29,000)          (    46,000)          (     5,000)
  Foreign Income Tax:
    Current                15,000                12,000                12,000
    Deferred                 -                      -                     -
                      -------------         ------------          -----------

  Income Taxes         $8,662,000            $7,229,000            $6,750,000
                      =============          ===========          ============

       Total income tax expense from continuing operations differed from "expected " income tax expense, computed by applying the U.S. federal income tax rate of 35 percent to earnings before income tax, as follows:

                                      1996            1995             1994
                                 ------------     ------------      -----------

Computed "expected" income tax    $ 7,736,000      $6,347,000       $5,617,000
State income tax, net of
    federal tax benefit               989,000         973,000          994,000
Benefit of foreign loss not
    allocated to income statement       -               -              212,000
Foreign tax rate differential      (   14,000)     (   15,000)      (   82,000)
Change in beginning year balance
    of the valuation allowance for
    deferred tax assets allocated
    to income tax expense               -          (   76,000)            -
Other - net                        (   49,000)           -               9,000
                                 -------------     --------------   -----------

Income Taxes                       $8,662,000      $7,229,000       $6,750,000
                                 =============     ==============   ===========

A  deferred  income  tax  (expense)   benefit  results  from  temporary   timing
differences in the recognition of income and expense for income tax and financial reporting purposes. The components of and changes in the net deferred tax assets (liability) which give rise to this deferred income tax (expense) benefit for the year ended December 31, 1996 are as follows:

                                                    Change
                                December 31,       (Expense)       December 31,
                                   1995             Benefit            1996
                               -------------     -------------     ------------
Deferred Tax Assets:
Warranty Reserve              $    662,000        $  113,000       $   775,000
Compensated Absences               721,000           100,000           821,000
Inventory Valuation                350,000            14,000           364,000
Accounts Receivable Valuation      557,000           125,000           682,000
State Tax Operating Loss
   Carryforward                    192,000          ( 51,000)          141,000
Foreign Tax Operating Loss
   Carryforward                    629,000            83,000           712,000
Deferred Income on Sale of Assets
   to Nonconsolidated Investees    213,000              -              213,000
                                -------------      ------------     -----------

Total Gross Deferred Tax Assets  3,324,000           384,000         3,708,000
Less Valuation Allowance       (   119,000)             -           (  119,000)
                                ------------       ------------     -----------
    Deferred Tax Assets          3,205,000           384,000         3,589,000
                                ------------       ------------     -----------
Deferred Tax Liabilities:
Prepaid Expenses               (   578,000)             -           (  578,000)
Depreciation                   (   326,000)         (261,000)       (  587,000)
Other                          (   361,000)           40,000        (  321,000)
                               ------------        ------------     -----------

    Deferred Tax Liabilities   ( 1,265,000)         (221,000)       (1,486,000)
                               ------------        ------------     -----------
    Net Deferred Tax Assets    $ 1,940,000         $ 163,000        $2,103,000
                               ===========         ============     ===========


       A valuation allowance of $195,000 was established at December 31, 1993. This allowance reflects uncertainties as to the realization of a portion of the foreign tax operating loss carryforward identified above. This valuation allowance was adjusted downward to $119,000 on December 31, 1995 because the foreign operations resulted in earnings for the year. At December 31, 1996, no additional valuation allowance has been established relative to the remaining foreign tax operating loss carryforward or state tax operating loss carryforward. It is management's belief that it is more likely than not that these carry forwards will be utilized prior to their expiration. The Company has available to it a number of tax planning opportunities which support this conclusion.

       At December 31, 1996, the Company has state tax operating loss and foreign tax operating loss carryforwards of approximately $2,932,000 and $1,430,000, respectively, which are available to reduce future income taxes payable, subject to applicable "carryforward" rules and limitations. These losses expire as follows:
                             State                                Foreign

       1998              $   436,000                            $    -
       2000                     -                                1,430,000
       2007                2,496,000                                 -
                         ------------                            ------------
                          $2,932,000                             $1,430,000
                         ============                            ============

       Cash paid for income taxes was  $7,354,000,  $8,222,000  and $ 5,990,000, for the years ended December 31, 1996, 1995, and 1994 respectively.

9. LEASES

       The Company leases various manufacturing facilities and equipment from companies owned by certain officers and directors of the Company, either directly or indirectly, through affiliates. The leases generally provide that the Company will bear the cost of property taxes and insurance.

       Details of the principal operating leases with related parties as of December 31, 1996 including the effect of renewals and amendments executed subsequent to December 31, 1996 are as follows:

                                    Date                   Basic       Minimum
                                     of                    Annual      Future
                                    Lease       Term       Rental      Rentals
Sterling Realty Trust
Land and Building - Main          12/17/84    15 years  $ 192,000   $   576,000
Land and Building - Engineering   07/01/83    15 years     42,000        63,000
Land and Building - South Complex 01/01/94    15 years    256,800     3,081,600
Machinery & Equipment             01/01/93     5 years     41,460        41,460
(Westfield, Farmville and Wrens
 Locations)

Machinery Rental
Machinery & Equipment             01/01/93     5 years    223,980       223,980
(Westfield, Farmville, Wrens,
 South Windsor and Clinton Locations)

Elizabeth C. Reed Trust
Machinery & Equipment             01/01/93     5 years     14,100        14,100

Production Realty
Land and Building                    N/A       monthly     26,400         2,200
Machinery & Equipment                N/A       monthly     41,400         3,450

Rudbeek Realty Corp.
(Farmville Location)              11/02/92     6 years    324,000       648,000

MacKeeber
(South Windsor Location)          01/01/97     8 years    324,600     2,596,800

     Rent expense for operating leases, including those with related parties, was $3,454,000, $2,581,000 and $2,433,000 for the years ended December 31, 1996,
1995 and 1994, respectively.

     Future minimum lease payments under all noncancelable leases as of December 31, 1996 are as follows:
                                                        Operating
       Year Ending December 31,                           Leases

               1997                                   $  2,427,000
               1998                                      2,144,000
               1999                                      1,794,000
               2000                                      1,195,000
               2001                                        850,000
            After 2001                                   2,770,000
                                                      -------------
Total minimum lease payments                           $11,180,000
                                                      =============

10. EMPLOYEE BENEFIT PLANS

       The Company maintains a qualified non-contributory profit-sharing plan covering all eligible employees. Contributions to the plan were $872,000, $828,000, and $789,000, for the years ended December 31, 1996, 1995, and 1994, respectively. Contributions to the Plan are defined as 3.0% of gross wages up to the current Old Age, Survivors, and Disability, (OASDI), limit and 6.0% of the excess over the Old Age, Survivors, and Disability, (OASDI), limit, subject to the maximum allowed under the Employee Retirement Income Security Act, (ERISA). The plan's vesting terms are 20% vesting after 3 years of service, 40% after 4 years, 60% after 5 years, 80% after 6 years, and 100% vesting after 7 years.

       In addition to the profit-sharing plan, the Company also offers the following defined contribution benefit plans:

       The Company maintains a Retirement Savings Plan qualified under Internal Revenue Code Section 401(k) for employees covered under regional collective bargaining agreements. Service eligibility requirements differ by division and collective bargaining agreement. Participants may elect to have up to 15% of their compensation withheld, up to the maximum allowed by the Internal Revenue Code. Participants may also elect to make nondeductible voluntary contributions up to an additional 10% of their gross earnings each year within the legal limits. The Company contributes differing amounts depending upon the division's collective bargaining agreement. Contributions are funded on a current basis. Contributions to the Plan were $247,000, $252,000, and $176,000, for the years ended December 31, 1996, 1995, and 1994, respectively.

       The Company  maintains  a separate  qualified  401(k)  Plan for  salaried employees not covered by a collective bargaining agreement, who chose to participate, and who have at least one year of 1,000 hours or more of service at the time of participation. Participants may elect to have up to 15% of their compensation withheld, up to the maximum allowed by the Internal Revenue Code. Participants may also elect to make nondeductible voluntary contributions up to an additional 10% of their gross earnings each year within the legal limits. The Company contributes $0.25 of each $1.00 deferred by participants and deposited to the Plan not to exceed 1.50% of an employee's compensation. The Company does not match any amounts for withholdings from participants in excess of 6.00% of their compensation or for any nondeductible voluntary contributions. Contributions are funded on a current basis. Contributions to the Plan were $349,000, $243,000, and $212,000 for the years ended December 1996, 1995, and
1994, respectively.

       One of the Company's subsidiaries maintains a qualified defined contribution target benefit pension plan which covers substantially all of it's employees. Pension costs are accrued annually based on contributions earned by participants under plan provisions as determined by an independent actuary. The total expense related to this pension plan for the twelve months ended December 31, 1996, 1995, and 1994 was $70,000, $64,000, and $59,000, respectively.

       The Company maintains bonus plans for its officers and other key employees. The plans generally allow for annual bonuses for individual employees based upon the operating results of related profit centers in excess of a percentage of the Company's investment in the respective profit centers. The Company also has employment agreements with certain executive officers.

       40% of the Company's employees are covered under collective bargaining agreements, of which 15% are covered under agreements expected to be renewed in 1997.


11. COMMITMENTS AND CONTINGENCIES

       The Company is subject to several legal actions and proceedings in which various monetary claims are asserted. Management, after consultation with its corporate counsel and outside counsel, does not anticipate that any ultimate liability arising out of all such litigation and proceedings will have a material adverse effect on the financial condition of the Company.

       The Company is obligated as guarantor with respect to the debt of MacKeeber Associates Limited Partnership, a Connecticut Limited Partnership, under an Industrial Development Bond issued in 1984 by the Connecticut Development Authority. The balance outstanding under the bond as of December 31, 1996 was $1,204,000.

       The Company is subject to numerous laws and regulations that govern the discharge and disposal of materials into the environment. Liabilities for environmental remediation and/or restoration are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. The Company is not aware, at present, of any material administrative or judicial proceedings against the Company arising under any federal, state or local environmental protection laws or regulations (Environmental Laws). There are, however, a number of activities in which the Company is engaged under Environmental Laws. The Company is engaged in various matters with respect to obtaining, amending or renewing permits required under Environmental Laws to operate each of its manufacturing facilities. The Company or various of its subsidiaries have been named or contacted by state authorities and/or the Environmental Protection Agency (the EPA) regarding the Company's liability as a potentially responsible party (PRP) for the remediation of several sites, none of which, in the judgement of management, would have a material adverse impact on the financial condition or results of operations of the Company. There have been releases of hazardous materials on a few parcels of property which are presently leased or operated by the Company. Based on the information presently available to it, management does not believe that the costs of addressing any of the releases will have a material adverse effect on the Company's financial position or the results of operations.


12. SEGMENT INFORMATION

       The Company operates in the following segments: heating, ventilating and air conditioning equipment (HVAC); computer software development and system design (Computer Systems); and the manufacture of metal handling machinery and metal fabricating, (Metal Products), formerly known as the Coil Handling Equipment Segment.

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

       The Metal Products Segment includes the design and manufacture of metal-forming equipment, the extrusion and fabrication of aluminum products, and the fabrication of flexible metal hose.

       Intersegment sales are not significant. Operating income is defined as net sales directly related to a segment's operations, less operating expenses. Identifiable assets by segments are those assets used in the operations of that segment. The Company has not identified any of its assets as corporate assets.

       The following table presents segment information for the years ended December 31, 1996, 1995, and 1994. Segment information reflecting the operations of acquired businesses is shown only for the periods following acquisition.


                              1996             1995             1994
                           ----------        ----------       ---------

                                          (Dollars in thousands)
Total Revenues
     HVAC                  $ 228,115         $ 218,456        $ 200,445
     Computer Systems         16,114            15,255           14,461
     Metal Products           55,298            12,154            9,112
                           ----------        -----------      ----------

     Total Revenues        $ 299,527         $ 245,865        $ 224,018
                           ==========        ===========      ==========

 Operating Profit
     HVAC                   $ 16,142         $  15,495         $ 15,310
     Computer Systems          3,063             2,749            2,244
     Metal Products            3,687             1,926            1,583
                            ---------         -----------      -----------

     Total Operating Profit $ 22,892        $   20,170        $  19,137
                            =========         ===========      ===========




     Other information regarding the segments for the years 1996, 1995, and 1994 is as follows:

                                                  1996

                        Identifiable assets     Capital         Depreciation
                           (at year-end)      expenditures  *      expense
                                         (Dollars in thousands)

     HVAC                   $ 120,020           $ 3,950            $ 3,020
     Computer Systems           6,899               204                 20
     Metal Products            43,091             3,059              1,818
                            -----------         ---------          ---------

          Total             $ 170,010           $ 7,213            $ 4,858
                            ===========         =========          =========



                                                   1995

                         Identifiable assets     Capital         Depreciation
                            (at year-end)      expenditures  *      expense
                                           (Dollars in thousands)

     HVAC                    $ 112,259         $   2,416          $   3,535
     Computer Systems            6,772                25                 69
     Metal Products             22,400               522                260
                            ------------       -----------        -----------

         Total               $ 141,431         $   2,963          $   3,864
                            ============       ===========        ===========

     1995 segment data has been reclassified for purposes of comparability.

                                                    1994

                         Identifiable assets      Capital          Depreciation
                           (at year-end)       expenditures  *        expense
                                            (Dollars in thousands)

     HVAC                    $   106,011        $    4,635          $   4,516
     Engineering                   6,000              -                  -
     Computer Systems              4,866               135                 62
     Metal Products                3,553               390                 91
                             -------------       -------------      ----------

         Total               $   120,430         $   5,160          $   4,669
                             =============       =============      ==========


     * Excludes capital assets acquired by acquisition.

     The Company sells its HVAC products primarily to contractors, installers, and end users in the construction industry, wholesale distributors, and original equipment manufacturers. At December 31, 1996 and 1995, accounts receivable, net of allowances, for the HVAC segment totaled $35,862,000 and $38,664,000, respectively. These receivables are generally of high quality, and the Company's history is that losses from bad debts are not excessive. Management believes that established reserves at December 31, 1996 are adequate to absorb any such losses.


13. SELECTED QUARTERLY  INFORMATION (UNAUDITED)

     The table below sets forth selected quarterly information for each full quarter of 1996 and 1995. (Dollars in thousands except per common share amounts).

1996                1st            2nd              3rd                 4th
                   Quarter        Quarter         Quarter            Quarter

Total Revenues    $66,317         $68,191         $79,067            $85,952
Gross Profit      $19,222         $18,678         $21,273            $23,055

Net Income        $ 3,142         $ 2,741         $ 3,228            $ 4,218
Per Common Share:
     Net Income   $   .35         $   .31         $   .36            $   .47


1995                1st            2nd              3rd                 4th
                  Quarter        Quarter          Quarter            Quarter

Total Revenues    $53,759         $52,479         $64,686            $74,941
Gross Profit      $15,535         $15,475         $18,956            $21,079

Net Income        $ 2,675        $  1,904        $  2,963           $  3,364
Per Common Share:
     Net Income   $   .30         $   .21         $   .33            $   .37

14. COMMON STOCK BUYBACK PROGRAM

     In 1996 and 1995 the Company continued its program of selective "open-market" purchases of common shares, originally announced in 1990. 45,500 and 60,440 of such shares were acquired in 1996 and 1995, respectively. All such shares are accounted for as treasury shares as of December 31, 1996 and 1995, respectively.


15. STOCK OPTION PLANS

     On March 20, 1996 the Company adopted a stock option plan, the Mestek, Inc. 1996 Stock Option Plan, which provides for the granting of incentive and nonqualified stock options on up to 500,000 shares of stock to certain employees of the Company and other persons, including directors, for the purchase of the Company's common stock at fair market value at the date of grant. The Plan was approved by the Company's shareholders on May 22, 1996. Options granted under the plan vest over a five-year period and expire at the end of ten years. During 1996, 90,000 options were granted, at an exercise price of $13.75, to four employees and these options are outstanding at December 31, 1996.

     Effective with 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, SFAS No. 123. As permitted by the statement, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation expense has been recognized for its stock-based compensation plan. Had the fair value method of accounting been applied to the Company's stock option plan, the impact on operating results would be insignificant. Accordingly, the Company has omitted certain disclosures relating to SFAS No. 123.


16.  SUBSEQUENT EVENTS

     On January 31, 1997, the Company acquired 91% of the issued and outstanding common stock of Hill Engineering, Inc of Villa Park, Illinois and Danville, Kentucky (Hill). The purchase price paid for the acquired stock was approximately $5.1 million. Hill is a leading producer of precision tools and dies for the gasket manufacturing and roll-forming industries and specialty equipment.

                                    PART III

     With respect to items 10 through 13, the company will file with the Securities and Exchange Commission, within 120 days of the close of its fiscal year, a definitive proxy statement pursuant to Regulation 14-A.


Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors of the Company will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held May 22, 1997, and to the extent required, is incorporated herein by reference. Information regarding executive officers of the Company is forth under the caption "Executive Officers".


Item 11 - EXECUTIVE COMPENSATION

     Information regarding executive compensation will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held May 22, 1997, and, to the extent required, is incorporated herein by reference.

     The report of the Compensation Committee of the Board of Directors of the Company shall not be deemed incorporated by reference by any general statement incorporating by reference the proxy statement into any filing under the Securities Exchange Act of 1934, and shall not otherwise be deemed filed under such Act.


Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held May 22, 1997, and, to the extent required, is incorporated herein by reference.


Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held May 22, 1997, and, to the extent required, is incorporated herein by reference.

                                     PART IV


  Item 14 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K


                                      INDEX
                                                                      Pages of
                                                                    this report


Independent Auditors' Reports                                  Page 17

Financial Statements:

(a)(1)Consolidated Balance Sheets as of December 31, 1996
      and 1995                                                 Pages 18 and 19

     Consolidated Statements of Income for the Years Ended
     December 31, 1996, 1995, and 1994                         Page 20

     Consolidated Statements of Shareholders' Equity for
     the Years Ended December 31, 1996, 1995, and 1994         Page 21

     Consolidated Statements of Cash Flows for the Years
     Ended December 31, 1996, 1995, and 1994                   Page 22

     Notes to the Consolidated Financial Statements            Pages 23 thru 37

(a)(2)  Financial Statement Schedules


      II. Valuation and Qualifying Accounts                     Page 40

     All other financial statement schedules required by Item 14(a)(2) have been omitted because they are inapplicable or because the required information has been included in the consolidated financial statements or notes thereto.

(a)(3)   Exhibits
     The Exhibit Index is set forth on Pages 41 through 43

(b) No reports on Form 8-K were filed during the three months ended December 31, 1996.


     No annual report to security holders as of December 31, 1996 had been sent to security holders and no proxy statement, form of proxy or other proxy soliciting material has been sent by the registrant to more than ten of the registrant's security holders with respect to any annual or other meeting of security holders held or to be held in 1997. Such annual report to security holders, proxy statement or form of proxy will be furnished to security holders subsequent to the filing of this Annual Report on Form 10-K.

                                                                    Schedule II




                                  MESTEK, INC.
                        Valuation and Qualifying Accounts
                  Years ended December 31, 1996, 1995 and 1994



                              Charged     Charged
                    Bal. at   to cost     to other                        Bal.
                    at Beg.     and        Accts.    Other    Deduct.    at end
Year  Description   of Year   expense     (Desc.)   (Desc.)   (Desc.)    of Year

1996  Allowance
      for doubtful
      accounts      $1,377    $ 740        $  -    $  26 (1)  $ (442)(2)  $1,701

1995  Allowance
      for doubtful
      accounts      $1,440    $ 867        $  -    $  76 (1)  $(1,006)(2) $1,377

1994  Allowance
      for doubtful
      accounts      $1,456    $ 248        $  -    $  -       $  (264)(2) $1,440



(1) Includes recoveries of amounts previously written-off and allowances for doubtful accounts of acquired companies.

(2)    Bad debts written off.

EXHIBIT INDEX

         Those documents followed by a parenthetical notation are incorporated herein by reference to previous filings with the Securities and Exchange Commission as set forth below.

Exhibit No.
Description
****************

3.1     Restated Articles of Incorporation of Mestek, Inc., as amended

3.2     By-laws of Mestek, Inc. as amended through April 1, 1993            (D)
10.1    Mestek, Inc. (formerly Reed National Corp.) Deferred Profit
        Sharing Plan                                                        (A)

10.2    Employment Agreement dated January 1, 1982 between Mestek
        and John E. Reed                                                    (A)

10.3    Lease dated July 1, 1983 between Sterling Realty Trust (lessor)
        and Mestek, Inc. (lessee)                                           (D)

10.4 Lease dated December 17, 1984 between Mestek (lessee) and Sterling Realty Trust (lessor), as amended on November 1, 1991 (D)

10.5    Lease dated January 1, 1994 between Mestek (lessee) and Sterling
        Realty Trust (lessor)                                               (D)

10.6    Amended lease dated as of November 2, 1992 between Mestek
        (lessee) and Rudbeek Realty Corp. (lessor)                          (D)

10.7 Amended and restated lease agreement dated as of January 1, 1997 between Vulcan Radiator Division, Mestek, Inc. (lessee) and MacKeeber Associates Limited Partnership (lessor)

10.8    Equipment Lease Agreement dated January 1, 1993, between
        Mestek (lessee) and Sterling Realty Trust (lessor)                  (D)

10.9    Loan Agreement dated as of December 1, 1984 among
        Reed National Corp., Rudbeek Realty Corp. and The Pitt
        County Industrial Facilities and Pollution Control
        Financing Authority and the Promissory Notes thereunder,
        two Guaranty Agreements dated as of December 1, 1984
        between Reed National Corp., NCNB National Bank of
        North Carolina, and Rudbeek Realty Corp.                            (A)

10.10   Loan Agreement dated as of May 1, 1984 among the
        Connecticut Development Authority (the "CDA"), MacKeeber
        Limited Partnership, Vulcan Radiator Corporation and the
        Promissory Notes thereunder; Guaranty of Vulcan Radiator
        Corporation and Reed National Corp. to the Connecticut
        Bank and Trust Company, N.A.                                        (A)

10.11   Note Agreement dated as of July 1, 1987 between Mestek,
        Inc. and Massachusetts Mutual Life Insurance Company.               (B)

10.12   Indemnification Agreements entered into between Mestek
        Inc. and its Directors and Officers and the Directors
        of its wholly-owned subsidiaries incorporated by
        reference as provided herein, except as set forth in the
        attached schedule                                                   (C)

10.13   Acquisition Agreement dated July 29, 1993 for the Purchase of Stock of Chester Environmental, Inc. between Duquesne
        Enterprises, Inc. and Mestek, Inc.                                  (D)

10.14   Variable Interest Rate Cognovit Note dated December 15,
        1993 between Mestek, Inc. and The Mary Staebell Trust               (D)

10.15   Loan Agreement and Promissory Note between Mestek, Inc.
        and ABN Amro Bank, N.V., dated July 9, 1993                         (D)

10.16   Loan Agreement and Promissory Note dated June 7, 1993
        between The First National Bank of Boston and Mestek, Inc.          (D)

10.17   Mortgage Note dated February 1, 1986 between Arrow United
        Industries, Inc. and Chemical Bank; said Note assumed by
        Mestek, Inc. in the purchase of certain assets of Arrow United
        Industries, Inc.                                                    (D)

10.18   Closing Agreement dated February 10, 1995 between Shougang
        Mechanical Equipment of Pennsylvania, Inc. and West Homestead
        Joint Venture Corporation.                                          (E)

10.19   Equipment Lease Agreement dated January 1, 1993 between
        Machinery Rental Company (Lessor) and Vulcan Radiator
        Corporation (Lessee).                                               (E)

10.20   Equipment Lease Agreement dated January 1, 1993 between Machinery
        Rental Company (Lessor) and Mestek, Inc. (Lessee).                  (E)

10.21   Equipment Lease Agreement dated January 1, 1993 between Elizabeth
        C. Reed Trust (Lessor) and Mestek, Inc. (Lessee).                   (E)

10.22   Asset Purchase Agreement dated September 9, 1994 between Mestek,
        Inc. and Aztech International, Ltd., debtor-in-possession; and
        Aztec Sensible Cooling, Inc., debtor-in-possession, and the
        Amendment thereto dated October 31, 1994.                           (E)

10.23 Stock Purchase Agreement relating to the acquisition of stock of National Northeast Corporation dated October 30, 1995 by and between Mestek, Inc. as Buyer and David Weener, Wayne Frerichs,
        Mark McCrill, and Jon Morrison as Sellers; Stock Purchase Agreement dated October 30, 1995 relating to the acquisition of stock of
        National Southeast Aluminum Corporation by and between Mestek, Inc.
        as Buyer and David Weener, Wayne Frerichs, Mark McCrill, and
        Jon Morrison as Sellers.                                            (F)

10.24   Asset Purchase Agreement dated November 15, 1995 by and between
        Mestek, Inc. and Heat Exchangers, Inc. and Lease.                   (G)

10.25   Stock Purchase Agreement dated February 2, 1996 for the purchase of stock of Omega Flex, Inc. between Mestek, Inc. and Koji Shimada
        and Lease.                                                          (G)

10.26   Agreement for the Purchase and Sale of Assets dated
        January 12, 1996 by and between Mestex, Ltd., Rowe Machinery & Automation, Inc., and Met-Coil Systems Corporation, and the Amendment
        thereto dated February 5, 1996 and Lease.                           (H)
                                       42

 10.27  Asset Purchase Agreement dated October 2, 1995 by and between
        Mestek, Inc.and Honeywell, Inc.                                     (H)

 10.28  Agreement of Sale dated July 5, 1995 between The Hydrotherm
        Corporation and SET Realty, L.L.C. for the purchase and sale
        of real property in Northvale, New Jersey.                          (H)

10.29   Purchase Contract dated November 15, 1995 for the purchase and sale of real property in Dunmore, Pennsylvania between
        Peritek, Inc. and R.R. Donnelly & Sons Company.                     (H)

10.30 Amended and Restated Revolving Loan Agreement, Letter of Credit Facility and Foreign Exchange Facilities between Mestek, Inc. and Bay Bank, dated September 27, 1996.

10.31 Agreement for The Purchase and Sale of Assets between Formtek, Inc. (Purchaser)and Dalhstrom Industries, Inc. (Seller) dated
        August 8, 1996.

10.32 Stock Purchase Agreement between Formtek, Inc.(Purchaser) and Maurice Hill Trust dated August 16, 1991, Thomas Nedbal, Donald Hill, Robert Martinelli, Elmer Utley, and Allen Reczek (Sellers) dated January 30, 1997.

10.33 Letter Agreement between Mestek, Inc. and the Travelers Insurance Company, dated March 1, 1996, regarding 5.53% Senior Notes due March 1, 1998.

11.1    Schedule of Computation of Earnings per Common Share.

22.1    Subsidiaries of Mestek, Inc.

           (A) Filed as an Exhibit to the Registration Statement 33-7101, effective July 31, 1986

           (B) Filed as an Exhibit to the Current Report on Form 8-K dated July 2, 1987

           (C) Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 1987

           (D) Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 1993

           (E) Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 1994

           (F ) Filed as an Exhibit to the Current Report on Form 8-K dated November 13, 1995.

           (G) Filed as an Exhibit to the Current Report on Form 8-K dated February 13, 1996.

           (H) Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 1995.

                                  MESTEK, INC.
              Schedule of Computation of Earnings Per Common Share




                                                 Years Ended December 31,
                                          1996            1995            1994
                                          ----            ----            ----


Net income                             $ 13,329          $ 10,906       $ 9,298
Less:  dividends on Preferred Stock        -                -              -
                                       ---------         --------       -------

Net income for common shareholders     $ 13,329          $ 10,906        $9,298
Add back dividends which would not have
   been paid if $5.00 Convertible Preferred
   Stock had been converted                -                -               -
                                       ---------          --------      --------
Net income for earnings per share      $ 13,329          $ 10,906       $ 9,298
                                       --------           --------      --------


Weighted average number of common shares
   outstanding                            8,938             9,019          8,241

Common share equivalents resulting from
   conversion of the $5.00 Convertible
   Preferred Stock                         -                -                896
                                        --------          --------       -------
Total common shares and common share
   equivalents                            8,938            9,019          9,137
                                       --------           --------      --------

Earnings per common share                $1.49             $1.21          $1.02
                                       ========           ========      ========

                          SUBSIDIARIES OF MESTEK, INC.




                                                            Jurisdiction
              Corporate Name                               of Organization

     Advanced Thermal Hydronics                              Delaware

     Alapco Holding, Inc.                                    Delaware

     Deltex Partners, Inc.                                   Delaware

     Formtek, Inc.                                           Delaware

          Cooper-Weymouth, Peterson, Inc.                    Delaware

          Hill Engineering, Inc.                             Illinois

     Gentex Partners, Inc.                                   Texas

          Mestex, Ltd.                                       Texas

          Yorktown Properties, Ltd.                          Texas

     HBS Acquisition Corp.                                   Delaware

     Homestead Holding, Inc.                                 Delaware

     Lexington Business Trust                                Massachusetts

     MCS, Inc.                                               Pennsylvania

     Mestek Canada, Inc.                                     Ontario

     Mestek Foreign Sales Corporation                        U.S.Virgin Islands

     National Northeast Corporation                          Delaware

     Omega Flex, Inc.                                        Pennsylvania

     Pacific/Air Balance, Inc.                               California

     TEK Capital Corp.                                       Delaware

     Westcast, Inc.                                          Massachusetts

                                                                  Exhibit 10.12

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

     Director and/or Officer                          Year of Execution

     A. Warne Boyce                                         1987

     E. Herbert Burk                                        1987

     William J. Coad                                        1987

     David R. Macdonald                                     1987

     David M. Kelly                                         1996

     Winston R. Hindle, Jr.                                 1995

     David W. Hunter                                        1987

     John E. Reed                                           1987

     Stewart B. Reed                                        1987

     James A. Burk                                          1987

     R. Bruce Dewey                                         1990

     Robert G. Dewey                                        1988

     Nicholas Kakavis                                       1987

     Robert K. McCauley                                     1995

     Richard J. McKnight                                    1987

     Walter J. Markowski                                    1990

     John F. Melesko, Jr.                                   1987

     Jack E. Nelson                                         1996

     William S. Rafferty                                    1990

     Stephen M. Shea                                        1987

     Charles J. Weymouth                                    1995

     Kevin R. Hoben                                         1996

     Stephen M. Schwaber                                    1997

     Phil K. LaRosa                                         1997

     Robert P. Kandel                                       1997

     Robert F. Neveu                                        1997

     Richard E. Kessler                                     1997

     Timothy P. Scanlan                                     1997

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MESTEK, INC.




Date:  April 2, 1997                      By: /S/ JOHN E. REED
                                          John E. Reed, Chairman of the Board
                                          and Chief Executive Officer

Date:  April 2, 1997                      By: /S/ STEPHEN M. SHEA
                                          Stephen M. Shea, Senior Vice President
                                          Finance, Chief Financial Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Date:  April 2, 1997                       By: /S/ A. WARNE BOYCE
                                           A. Warne Boyce, Director




Date:  April 2, 1997                       By: /S/ E. HERBERT BURK
                                           E. Herbert Burk, Director




Date:  APRIL 2, 1997                       By: /S/ WILLIAM J. COAD
                                           William J. Coad, Director

Date:  APRIL 2, 1997                        By: /S/ DAVID M. KELLY
                                            David M. Kelly, Director




Date:  APRIL 2, 1997                         By: /S/ WINSTON R. HINDLE, JR.
                                             Winston R. Hindle, Jr., Director




Date:  APRIL 2, 1997                          By: /S/ DAVID W. HUNTER
                                              David W. Hunter, Director




Date: APRIL 2, 1997                            By: /S/ DAVID R. MACDONALD
                                               David R. Macdonald, Director




Date: APRIL 2, 1997                            By: /S/ JOHN E. REED
                                               John E. Reed, Director




Date: APRIL 2, 1997                            By: /S/ STEWART B. REED
                                               Stewart B. Reed, Director