Form 10-Q
period 1997-03-31
MESTEK INC
filed 1997-05-02
CIK 65195

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended: March 31, 1997


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



The number of shares of Common Stock outstanding as of April 29,1997 was 8,929,771.

                                  MESTEK, INC.


                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997


                                      INDEX

                                                                    Page No.
PART I - FINANCIAL INFORMATION

         Condensed consolidated balance sheets at March 31, 1997
and December 31, 1996                                                 3 - 4

         Condensed consolidated statements of income for the three
months ended March 31, 1997 and 1996                                      5

         Condensed consolidated statements of cash flows for the three
months ended March 31, 1997 and 1996                                      6

         Condensed consolidated statement of changes in shareholders'
equity for the period from January 1, 1996 through March 31, 1997         7

         Notes to the condensed consolidated financial statem         8 - 10

         Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                 10


PART II - OTHER INFORMATION

         Statement of Computation of Per share Earnings                   11


SIGNATURE                                                                 11



         In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

                         PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements


                                   MESTEK,INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                    March 31,          Dec. 31,
                                                      1997                 1996
                                                            (Unaudited)
                                                        (Dollars in thousands)

ASSETS
Current Assets
   Cash                                               $   871          $ 11,649
   Accounts Receivable - less allowances of $1,886
              and $1,701, respectively                 45,600            49,577
   Unbilled Accounts Receivable                           212               174
   Inventories                                         50,889            43,265
   Other Current Assets                                 4,567             4,087
                                                    -----------        --------

              Total Current Assets                    102,139           108,752

Property and Equipment - net                           37,022            31,439
Equity Investments                                      8,778             8,778
Other Assets and Deferred Charges - net                 7,280             7,066
Excess of Cost over Net Assets of Acquired Companies   20,740            13,975
                                                    -----------       ---------

              Total Assets                           $175,959          $170,010
                                                     ==========        ========





See the Notes to Condensed Consolidated Financial Statements.



                                                        Continued on next page

                                  MESTEK, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                                   (Unaudited)



                                                  March 31,            Dec. 31,
                                                    1997                 1996
                                                    ----                 ----
                                                      (Dollars in thousands)


LIABILITIES, AND SHAREHOLDERS' EQUITY
Current Liabilities
         Current Portion of Long-Term              $     167           $    115
         Accounts Payable                             17,237             19,559
         Accrued Compensation                          2,264              4,886
         Accrued Commissions                           2,926              3,404
         Progress Billings in Excess of Cost and
          Estimated Earnings                           2,751              2,899
         Customer Deposits                             3,488              4,829
         Other Accrued Liabilities                    19,116             13,786
                                                  -----------        ----------

         Total Current Liabilities                    47,949             49,478

Long-Term Debt                                        18,914             15,247
Deferred Compensation                                     17                 18
                                                  -----------       -----------

         Total Liabilities                            66,880             64,743
                                                  -----------       -----------

Minority Interests                                     2,102              1,549
                                                   ----------       -----------

Shareholders' Equity
         Common Stock - no par, stated value $0.05
          per share, 9,610,135 shares issued             479                479
         Paid in Capital                              15,434             15,434
         Retained Earnings                            98,047             94,794
         Treasury Shares, at cost,
          (680,364 common shares)                  (   6,040)        (   6,040)
         Cumulative Translation Adjustment         (     943)        (     949)
                                                 -------------       ----------
              Total Shareholders' Equity             106,977            103,718
                                                 -------------       ----------


Total Liabilities, and Shareholders' Equity       $  175,959         $  170,010
                                                  ===========        ==========




See the Notes to Condensed Consolidated Financial Statements.

                                  MESTEK, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                 Three Months Ended
                                                     March 31,
                                              1997                 1996
                                             --------             ------
                                              (In thousands, except for
                                                     share amounts)


Net Sales                                   $   71,235           $   62,147
Net Service Revenues                             3,981                4,170
                                            ------------          ------------

     Total Revenues                             75,216               66,317

Cost of Goods Sold                              52,336               45,054
Cost of Service Revenues                         2,453                2,482
                                             -----------           ------------

     Gross Profit                               20,427               18,781

Selling Expense                                  8,924                8,399
General and Administrative Expense               4,018                3,768
Engineering Expense                              1,884                1,611
                                             -----------           ------------

     Operating Profit                            5,601                5,003

Interest Expense                            (      210)           (     286)
Other Income (Expense) - net                (      159)           (     291)
Gain on Sale of Fixed Assets                       -                    854
                                            ------------           ------------

Income Before Income Taxes                       5,232                5,280

Income Taxes                                     1,979                2,138
                                             -----------           ------------

Net Income                                 $     3,253           $    3,142
                                             ===========           ============

Earnings Per Common Share                  $       .36           $      .35
                                           =============          =============


Weighted Average Shares Outstanding              8,930                8,962
                                           =============          =============



See the Notes to Condensed Consolidated Financial Statements.

                                  MESTEK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                          1997            1996
                                                         --------        ------
                                                          (Dollars in thousands)


Cash Flows from Operating Activities:
     Net Income                                           $ 3,253      $ 3,142
     Adjustments to Reconcile Net Income to Net Cash
         Used In Operating Activities:
     Depreciation and Amortization                          1,935        1,413
     Provision for Losses on Accounts Receivable              185          221
     Change in Assets & Liabilities:
     Cash Flows Provided by (Used in) Changes In:
         Accounts Receivable                                4,798        1,346
         Unbilled Accounts Receivable                   (      38)   (      14)
         Inventory                                      (   6,124)         222
         Other Assets                                   (   4,786)       1,461
         Accounts Payable                               (   2,578)   (   1,972)
         Accrued Expenses                               (     106)       2,771
         Progress Billings                              (     148)         383
         Purchase Price Payable National Northeast           -       (   9,960)
         Deferred Compensation                          (       1)   (       2)
                                                       -----------   ----------

Net Cash Used in Operating Activities                   (   3,610)   (     989)
                                                       -----------   ----------

Cash Flows from investing Activities:
     Capital Expenditures                               (   4,109)   (     884)
     Disposition of Property                                -            2,950
     Acquisition of Businesses (net of cash acquired)   (   5,141)   (  12,538)
                                                        ----------   ----------
     Net Cash Used in Investing Activities              (   9,250)   (  10,472)
                                                        ----------   ----------

Cash Flows from Financing Activities:
     Net Borrowings (Repayment) Under Line
         of Credit Agreements                                3,105      13,705
     Principal Payments Under Long Term Debt
         Obligations                                     (   1,087)   (    782)
     Increase (Decrease) in Minority Interests                  58    (    570)
     Purchase of Treasury Stock                              -        (    591)
     Cumulative Translation Adjustments                          6    (     49)
                                                        -----------  ----------

Net Cash Provided by Financing Activities                    2,082      11,713
                                                        -----------  ----------

Net (Decrease) Increase in Cash and Cash Equivalents     (  10,778)        252
Cash and Cash Equivalents - Beginning of Period             11,649       1,405
                                                        -----------   ---------

Cash and Cash Equivalents - End of Period               $      871     $ 1,657
                                                       ============   =========

See the Notes to Condensed Consolidated Financial Statements.

                                  MESTEK, INC.
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unadited)
             For the period January 1, 1996 through March 31, 1997


                           Additional                        Cumulative
                  Common    Paid in    Retained    Treasury  Translation
                   Stock     Capital   Earnings      Shares   Adjustment  Total


Balance-Jan 1        $479    $15,434     $81,465    $(5,449)   $(883)   $91,046
Net Income                                13,329                         13,329

Common Stock
  Repurchased                                        (  591)            (   591)
Cumulative
  Translation
     Adjustment                                                 (  66)  (    66)
Balance-Dec 31 1996  $479    $15,434     $94,794    $(6,040)   $(949)  $103,718

Net Income                                3,253                           3,253
Cumulative
  Translation
     Adjustment                                                    6          6
Common Stock
  Repurchased
Balance-Mar 31, 1997 $479    $15,434     $98,047    $(6,040)   $(943)  $106,977

See the Notes to Condensed Consolidated Fianancial Statements.

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

Income Taxes

         Provisions for income tax in the amounts of $1,979,000 and $2,138,000 were recorded for the three month periods ended March 31, 1997 and 1996, respectively.

Goodwill

         The Company amortizes Goodwill on the straight line basis over the estimated period to be benefitted. The acquisitions of National Northeast Corporation, National Southeast Aluminum Corporation, and Heat Exchangers, Inc. in 1995 resulted in goodwill, (adjusted for additional consideration paid as explained more fully in Note 2) of $11,118,000 which will be amortized over 25 years. The acquisitions of Rowe Machinery and Automation, Inc., and Omega Flex, Inc. in 1996, as more fully described in Note 2, resulted in goodwill of $7,729,000 which will be amortized over 25 years. The acquisition of Hill Engineering, Inc. on January 31, 1997, as more fully described in Note 2, resulted in goodwill of $2,892,000 which will be amortized over 25 years. The Company continually evaluates the carrying value of goodwill. Any impairments would be recognized when the expected future operating cash flows derived from such goodwill is less than their carrying value.

Reclassification

         Reclassifications are made periodically to previously issued financial statements to conform with the current year presentation.

Note 2 - Business Acquisitions

         On January 31, 1997, the Company acquired 91.01% of the issued and outstanding common stock of Hill Engineering, Inc. of Villa Park, Illinois and Danville Kentucky (Hill). Hill is a leading producer of precision tools and dies for the gasket manufacturing and roll-forming industries and other specialty equipment. The purchase price paid for the acquired stock was $5.1 million.

         On January 2, 1997, the Company's National Northeast subsidiary paid $4,028,000 in additional consideration related to the purchase on October 30, 1995 of approximately 83% of the issued and outstanding voting common stock of National Northeast Corporation and National Southeast Corporation (National). This payment completes the Company's acquisition of National.

Note 3 - Property and Equipment

                                              March 31,                Dec. 31,
                                                1997                     1996
                                             ----------                 -------

         Land                             $    1,290,000          $   1,092,000
         Building                             16,685,000             13,657,000
         Leasehold Improvements                4,292,000              4,186,000
         Equipment                            54,969,000             51,183,000
                                           -------------          -------------

                                              77,236,000             70,118,000
         Accumulated Depreciation            (40,214,000)         (  38,679,000)
                                           -------------          -------------

                                            $ 37,022,000           $ 31,439,000
                                           =============          =============



Note 4 - Long-Term Debt

                                                March 31,              Dec. 31,
                                                 1997                    1996
                                              -----------             ---------

Senior Notes                                 $15,000,000            $15,000,000
Revolving Loan Agreement                       3,105,000                 -
Note Payable Bank                                                        -
Other Bonds and Notes Payable                    976,000                362,000
                                             ------------            ----------

                                              19,081,000             15,362,000
Less Current Maturities                     (    167,000)           (   115,000)
                                            ------------             ----------

                                             $18,914,000            $15,247,000
                                            =============           ===========

Revolving Loan Agreement - The Company has a Revolving Loan Agreement and Letter of Credit Facility (the Agreement) with a commercial bank. The Agreement, provides $55 million of unsecured revolving and $10 million of standby letter of credit capacity. Borrowings under the Agreement bear interest at a floating rate based on the bank's prime rate less 1.00% or, at the discretion of the borrower, LIBOR plus a quoted market factor or, alternatively, in lieu of the prime based rate, a rate based on the overnight Federal Funds Rate. Management expects to renew the Agreement on a one year basis during the second quarter of 1997. The Revolving Loan Agreement contains financial covenants which require that the Company maintain certain current ratios, working capital amounts, capital bases and leverage ratios. This Agreement also contains restrictions regarding the creation of indebtedness, the occurrence of mergers or consolidations, the sale of subsidiary stock, and the payment of dividends in excess of 50% of net income.
         On April 5, 1996 the Company borrowed 15,000,000 from a commercial insurance company on an unsecured basis, executing a Note Purchase Agreement and the related Senior Notes, (The Notes). The Notes mature March 1, 1998 and bear interest at 5.53%. The Note Purchase Agreement contains a number of financial covenants which limit the Company's overall debt, its dividends, and, in certain circumstances, its ability to effect acquisitions and/or divestitures. The Company's management does not believe that these limitations will materially affect the Company's operations or future strategic plans.

         Other bonds and notes payable include $670,000 in secured obligations assumed in connection with the purchase of Hill on January 31, 1997, as more fully described in Note 2.

 Note 5 - Earnings Per Common Share

         Earnings per share were computed using the weighted average number of common shares outstanding.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation

         Total Revenues in the Company's HVAC segment during the first quarter of 1997 were increased relative to the first quarter of 1996, by $2,016,000 or 3.9% from $50,982,000 to $52,998,000. Significantly improved sales in certain residential and commercial hydronic products were offset somewhat by reduced sales in the Company's Air Distribution division. Gross profit margins for the HVAC segment were decreased slightly, from 27.5% to 27.0%. Operating income for this segment was up from $2,875,000 in the first quarter of 1996 to $3,795,000 in the first quarter of 1997 reflecting reduced selling and general and administrative costs as well as the effects mentioned above. (Gross Profit and Operating Income for 1996 for this segment have been adjusted to reflect certain reclassifications for purposes of comparability).

         Total Revenues in the Company's Metal Products segment were up significantly during the first quarter of 1997 ($18,236,000 versus $11,165,000) reflecting the effect of "full quarter" results for its Omega and Rowe units, which were acquired on February 2, 1996 and February 5, 1996, respectively, and the effect of Dahlstrom Industries, Inc., acquired on August 30, 1996, and Hill Engineering, Inc., acquired on January 31, 1997. Gross profit margins were reduced slightly, from 27.5% to 25.1%, and operating income decreased from $1,333,000 to $1,218,000 due to significant product development costs incurred by Omega and relocation and other transitional costs incurred by Rowe.

         The Company's computer systems segment reported slightly reduced Revenues, Gross Profit margins and Operating income figures.

         For the Company as a whole, Selling, General and Administrative, and Engineering costs, taken together as a percentage of Total Revenues, were slightly reduced from 20.8% to 19.7%. (Sales Expense and General and Administrative Expense for 1996, as reported in the accompanying financial statements, have been adjusted to reflect certain reclassifications for purposes of comparability).

         Operating income for the first quarter of 1997 for the Company as a whole, increased by $598,000 or 11.9% reflecting the various effects mentioned above.

         Pretax income for the quarter ended March 31, 1996 included an $854,000 nonrecurring gain on the sale of the Company's idle Scranton, Pennsylvania plant. Earnings per share was increased by $.06 in that quarter as a result of this transaction. .
         The Company's total debt (long-term debt plus current portion of long-term debt) increased during the quarter ended March 31, 1997 by $3,719,000, principally due to the combined effect of the Hill acquisition and the additional purchase price paid in relation to National Northeast, Inc., as more fully explained in Note 2 to the Financial Statements. Management regards the Company's current capital structure and banking relationships as fully adequate to meet foreseeable future needs. The Company has not paid dividends on its common stock since 1979.

                           PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

         (a) Statement of Computation of Per Share Earnings ... Page 11


         (b) Registrant filed no reports on Form 8-K during the quarter for which this report is filed.



                                  MESTEK, INC.
              SCHEDULE OF COMPUTATION OF EARNINGS PER COMMON SHARE


                                                  Three Months Ended March 31,
                                                   1997                 1996
                                                 --------              ------
                                                  (Amounts in thousands, except
                                                    earnings per common share)


           Net Income for earnings per share      $   3,253           $   3,142
                                                  =========           =========


           Total common shares and common
           share equivalents                          8,930               8,962
                                                  =========           =========

           Earnings per common share              $     .36          $      .35
                                                  =========           =========



                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MESTEK, INC.
                                  (Registrant)



Date: April 29, 1997                  By: /S/ Stephen M. Shea
                                          --------------------
                                     Stephen M. Shea, Senior Vice President -
                                     Finance, and CFO (Chief Financial Officer)