Form 10-Q
period 1997-06-30
MESTEK INC
filed 1997-07-28
CIK 65195

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended: June 30, 1997


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



The number of shares of Common Stock outstanding as of July 28, 1997 was 8,929,082.

                                  MESTEK, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 1997


                                      INDEX

                                    Page No.
PART I - FINANCIAL INFORMATION

    Condensed consolidated balance sheets at June 30, 1997
and December 31, 1996                                                Pages 3-4

    Condensed consolidated  statements of income for the three months ended June 30, 1997 and 1996 and the six months ended
June 30, 1997 and 1996                                               Page 5

    Condensed consolidated statements of cash flows for the six
months ended June 30, 1997 and 1996                                  Page 6

    Condensed consolidated statement of changes in shareholders'
equity for the period from January 1, 1996 through June 30, 1997     Page 7

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

                         PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements


                                   MESTEK,INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                             June 30,                  Dec. 31,
                                              1997                       1996
                                                  (Dollars in thousands)


ASSETS
Current Assets
     Cash and Cash Equivalents             $     3,948            $       11,649
     Accounts Receivable - less allowances of
     $2,103 and $1,701 respectively             49,643                    49,577
     Unbilled Accounts Receivable                  258                       174
     Inventories                                51,579                    43,265
     Other Current Assets                        4,431                     4,087
              Total Current Assets           $ 109,859             $     108,752

Property and Equipment (Net)                    38,363                    31,439
Equity Investments                               8,778                     8,778
Other Assets and Deferred Charges - Net          6,961                     7,066
Excess of Cost over Net Assets of Acquired      20,581                    13,975
 Companies
              Total Assets                   $ 184,542                  $170,010







See the Notes to Condensed Consolidated Financial Statements.


                                                          Continued on next page

                                  MESTEK, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                                   (Unaudited)



                                                       June 30,         Dec. 31,
                                                         1997            1996
                                                         (Dollars in thousands)
LIABILITIES, AND SHAREHOLDERS' EQUITY
Current Liabilities
     Current Portion of Long-Term Debt               $    28,207      $     115
     Accounts Payable                                     20,064         19,559
     Accrued Compensation                                  2,578          4,886
     Accrued Commissions                                   2,138          3,404
     Progress Billings in Excess of Cost and
         Estimated Earnings                                3,305          2,899
     Customer Deposits                                     3,518          4,829
     Other Accrued Liabilities                            12,889         13,786
         Total Current Liabilities                        72,699         49,478

Long-Term Debt                                               790         15,247
Deferred Compensation                                         16             18
         Total Liabilities                                73,505         64,743

Minority Interests                                         1,879          1,549

Shareholders' Equity
     Common Stock - no par, stated value $0.05
         per share, 9,610,135 shares                         479            479
     Paid in Capital                                      15,434         15,434
     Retained Earnings                                   100,288         94,794
     Treasury Shares, at cost,(680,364 common shares)  (   6,040)     (   6,040)
     Cumulative Translation Adjustment                 (   1,003)     (     949)

         Total Shareholders' Equity                      109,158        103,718
         Total Liabilities, and Shareholders'Equity     $184,542       $170,010






See the Notes to Condensed Consolidated Financial Statements.

                                  MESTEK, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                             Three Months Ended                 Six Months Ended
                                 June 30,                          June 30,
                             1997          1996                1997         1996
                                   (In thousands, except per share amounts)

Net Sales                  $ 70,954     $ 63,946           $142,189   $ 126,093
Net Service Revenues          3,914        4,245              7,895       8,415
         Total Revenues      74,868       68,191            150,084     134,508

Cost of Goods Sold           52,509       48,095            104,845      93,149
Cost of Service Revenues      2,343        1,614              4,796       4,096
         Gross Profit        20,016       18,482             40,443      37,263

Selling Expense               9,749        8,267             18,673      16,666
General and Administrative
     Expense                  4,211        3,634              8,229       7,402
Engineering Expense           1,885        1,826              3,769       3,437
         Operating Profit     4,171        4,755              9,772       9,758

Interest Expense            (   387)    (    391)           (   597)     (  677)

Gain on Sale of Other Assets     -           590                -         1,444
Other Income (Expense) - net(   166)     (   397)           (   325)     (  688)

Income Before Income Taxes    3,618        4,557              8,850       9,837

Income Taxes                  1,377        1,816              3,356       3,954

Net Income                  $ 2,241    $   2,741            $ 5,494     $ 5,883

Earnings per Common Share   $   .25    $     .31            $   .61     $   .66

Weighted Average Shares
     Outstanding              8,930        8,930              8,930       8,946







See the Notes to Condensed Consolidated Financial Statements.

                                  MESTEK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            6 Months Ended
                                                               June 30,
                                                            1997           1996
                                                          (Dollars in thousands)
Cash Flows from Operating Activities:
     Net Income                                             $ 5,494     $ 5,883
     Adjustments to Reconcile Net Income to Net
         Cash Provided by (Used In) Operating
         Activities:
     Depreciation and Amortization                            3,569       2,890
     Provision for Losses on Accounts Receivable                402         434
     Change in Assets & Liabilities:
     Cash Flows Provided (Used) by Changes In:
         Accounts Receivable                                    538         517
         Unbilled Accounts Receivable                       (    84)          3
         Inventories                                        ( 6,814)      1,379
         Other Assets                                       ( 4,312)      1,592
         Accounts Payable                                       249    (  3,335)
         Progress Billings                                      406       1,557
         Other Accruals                                     ( 6,777)   (    109)
         Deferred Compensation                              (     2)   (      1)
         Purchase Price Payable - National Northeast           -       (  9,960)
     Net Cash Provided by (Used in) Operating Activities    ( 7,331)        850

Cash Flows from Investing Activities:
Capital Expenditures                                        (  6,944)   ( 2,489)
Disposition of Property                                          -        3,193
Acquisition of Businesses (net of cash acquired)            (  5,141)  ( 12,538)
Net Cash (Used in) Investing Activities                     ( 12,085)  ( 11,834)

Cash Flows from Financing Activities:
     Net Borrowings Under Line of Credit
         Agreement                                            13,040    ( 1,725)
     Proceeds from issuance of Long Term Debt                            15,000
     Principal Payments Under Long Term Debt
         Obligations                                         ( 1,106)   (   862)
     Repurchase of Common Stock                                  -      (   591)
     Net Change in
         Minority Interests                                  (   165)   (   531)
         Cumulative Translation Adjustments                  (    54)   (    49)

Net Cash Provided by Financing
     Activities                                               11,715     11,242

Net Increase (Decrease) in Cash and Cash
     Equivalents                                             ( 7,701)       258
Cash and Cash Equivalents - Beginning of
     Period                                                   11,649      1,405
Cash and Cash Equivalents - End of Period                    $ 3,948     $1,663

See the Notes to Condensed Consolidated Financial Statements.

                                  MESTEK, INC.
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

              For the period January 1, 1996 through June 30, 1997

                              Addt'nl                        Cumul.
                      Common   Pd In   Retain.   Treasury    Trans.
                      Stock   Capital   Earn.     Shares     Adjust.     Total

Bal.-Jan. 1, 1996     $ 479   $ 15,434 $ 81,465  ( 5,449)   (   883)   $ 91,046
Net Income                               13,329                          13,329

Common Stock Repurch.                            (   591)              (    591)
Cumul.Trans. Adj.                                           (    66)   (     66)
Bal.-Dec.31, 1996     $ 479   $ 15,434 $ 94,794  ( 6,040)   (   949)    103,718

Net Income                                5,494                           5,494
Cumul.Trans. Adj.                                           (    54)   (     54)

Bal.-June 30, 1997    $ 479   $ 15,434 $100,288  ( 6,040)   ( 1,003)   $109,158










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

Income Taxes

     Provisions for income tax in the amounts of $1,377,000 and $1,816,000 were recorded for the three months ended June 30, 1997 and 1996, respectively.

Goodwill

     The Company amortizes Goodwill on the straight line basis over the estimated period to be benefitted. The acquisitions of National Northeast Corporation, National Southeast Aluminum Corporation, and Heat Exchangers, Inc. in 1995 resulted in goodwill,(adjusted for additional consideration paid as explained more fully in Note 2) of $11,118,000 which will be amortized over 25 years. The acquisitions of Rowe Machinery and Automation, Inc., and Omega Flex, Inc. in 1996, as more fully described in Note 2, resulted in goodwill of $7,729,000 which will be amortized over 25 years. The acquisition of Hill Engineering, Inc. on January 31, 1997, as more fully described in Note 2, resulted in goodwill of $2,892,000 which will be amortized over 25 years. The Company continually evaluates the carrying value of goodwill. Any impairments would be recognized when the expected future operating cash flows derived from such goodwill is less than their carrying value.

Reclassification

     Reclassifications are made periodically to previously issued financial statements to conform with the current year presentation.

Note 2 - Business Acquisitions

     On January 31, 1997, the Company acquired 91.01% of the issued and outstanding common stock of Hill Engineering, Inc. of Villa Park, Illinois and Danville, Kentucky (Hill). Hill is a leading producer of precision tools and dies for the gasket manufacturing and roll-forming industries and other speciality equipment. The purchase price paid for the acquired stock was $5.1 million.

     On January 2, 1997, the Company's National Northeast subsidiary paid $4,028,000 in additional consideration related to the purchase on October 30, 1995 of approximately 83% of the issued and outstanding voting common stock of National Northeast Corporation and National Southeast Corporation (National). This payment completes the Company's acquisition of National.

Note 3 - Property and Equipment
                                                 June 30,              Dec. 31,
                                                   1997                  1996

Land                                           $ 1,748,000          $ 1,092,000
Buildings                                       17,112,000           13,657,000
Leasehold Improvements                           4,388,000            4,186,000
Equipment                                       56,823,000           51,183,000

                                                80,071,000           70,118,000
Accumulated Depreciation                       (41,708,000)         (38,679,000)
                                               $38,363,000          $31,439.000


Note 4 - Long-Term Debt

                                                 June 30,              Dec. 31,
                                                   1997                  1996

Senior Notes                                   $15,000,000          $15,000,000
Revolving Loan Agreement                        11,540,000                -
Note Payable - Bank                              1,500,000                -
Other Bonds and Notes Payable                      957,000              362,000
                                                28,997,000           15,362,000
Less Current Maturities                        (28,207,000)            (115,000)
                                               $   790,000          $15,247,000


Senior Notes - On April 5, 1996 the Company borrowed $15,000,000 from a commercial insurance company on an unsecured basis, executing a Note Purchase Agreement and the related Senior Notes, (The Notes). The Notes mature March 1, 1998 and bear interest at 5.53%. The Note Purchase Agreement contains a number of financial covenants which limit the Company's overall debt, its dividends, and in certain circumstances, its ability to effect acquisitions and/or divestitures. The Company's management does not believe that these limitations will materially affect the Company's future operations or strategic plans.

Revolving Loan Agreement - The Company's Revolving Loan Agreement and Letter of Credit Facility with a commercial bank was revised and extended recently through April 30, 1998. The revised agreement (The Agreement), provides for $50 million of unsecured revolving credit, including $10 million of standby letter of credit capacity. Borrowings under the Agreement bear interest at a floating rate based on the bank's prime rate less 1.75% or, at the discretion of the borrower, LIBOR plus a quoted market factor. In addition, the Agreement provides a $5,000,000 (Canadian) unsecured line of credit facility. The Agreement contains financial covenants which require that the Company maintain certain current ratios, working capital amounts, capital bases and leverage ratios. The Agreement also contains restrictions regarding the creation of indebtedness, the occurrence of mergers or consolidations, the sale of subsidiary stock, and the payment of dividends in excess of 50% of net income.

Note Payable Bank - The Company has a $10,000,000 unsecured line of credit with a second commercial bank which expires on June 30, 1998. Borrowings under the line, which totaled $1,500,000 at June 30, 1997, accrue interest on the basis of LIBOR plus a quoted market factor.

     Other bonds and notes payable include $670,000 in secured obligations assumed in connection with the purchase of Hill on January 31, 1997, as more fully described in Note 2.

Note 5 - Earnings Per Common Share

     Earnings per share were computed using the weighted average number of common shares outstanding.

Note 6 - Shareholder's Equity

     Due to redemptions of the stock interests of certain employees of the Company's National Northeast Subsidiary the Company now owns approximately 88% of the issued and outstanding voting common stock of National Northeast Corporation, a Delaware corporation, successor by merger to National Northeast Corporation and National Southeast Corporation.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation

     Total revenues in the Company's HVAC segment during the second quarter of 1996 were essentially flat relative to the second quarter of 1997. Significantly improved sales in certain residential and commercial hydronic products were offset somewhat by reduced sales of certain industrial and air conditioning products. The relocation of the Company's Koldwave product line from Skokie, Illinois to Dundalk, Maryland, which was completed in 1997, contributed to this situation. Gross profit margins for the HVAC segment increased slightly from 26.1% to 26.9%. Operating income for this segment was down from $2,447,000 in the second quarter of 1996 to $2,312,000 in the second quarter of 1997 reflecting the effect of overall flat sales mentioned above. (Gross Profit and Operating Income for 1996 for this segment have been adjusted to reflect certain reclassifications for purposes of comparability).

     Total Revenues in the Company's Metal Products segment were up significantly during the second quarter of 1997 ($20,268,000 versus $13,234,000) reflecting the added effect of Dahlstrom Industries, Inc., acquired on August 30, 1996, and Hill Engineering, Inc., acquired on January 31, 1997. Gross profit margins were reduced from 25.3% to 23.6%, and operating income decreased from $1,453,000 to $1,224,000 due to significant product development costs incurred by Omega Flex, Inc., (Omega) and relocation and other transitional costs incurred by Rowe. Omega, acquired in February 1996, is a manufacturer of flexible metal hose. In January of 1997 Omega introduced Trac-Pipe(TM), a corrugated stainless steel tubing product developed especially for use in the piping and installation of gas appliances. The unexpectedly rapid acceptance of this product led to greater market development, product development and manufacturing overhead costs than were originally envisioned. The closing of the Rowe Machinery manufacturing plant in Dallas, Texas and the move of its products to the Company's Clinton, Maine facility was completed in the quarter ended June 30, 1997.

     The Company's computer systems segment reported slightly reduced Revenues, Gross Profit margins and Operating income figures in the quarter ended June 30, 1997 relative to the quarter ended June 30, 1996.

     For the Company as a whole, Selling, General and Administrative, and Engineering costs, taken together as a percentage of Total Revenues, increased from 20.1% to 21.1% owing principally to the relatively flat HVAC sales mentioned above. (Sales Expense and General and Administrative Expense for 1996, as reported in the accompanying financial statements, have been adjusted to reflect certain reclassifications for purposes of comparability).

     Operating income for the second quarter of 1997 for the Company as a whole, decreased by $584,000 or 12.2% relative to the second quarter of 1996 reflecting the various effects mentioned above.

     Pretax income for the quarter ended June 30, 1996 included a $590,000 nonrecurring gain on the sale of the Company's idle Hagerstown, Maryland plant. Earnings per share was increased by $.04 in that quarter as a result of this transaction.

     The Company's  total debt (long-term debt plus current portion of long-term debt) increased during the quarter ended June 30, 1997 by $9,916,000, principally due to seasonal growth in receivables and inventories as well as additional investments in capital equipment. Management regards the Company's current capital structure and banking relationships as fully adequate to meet foreseeable future needs. The Company has not paid dividends on its common stock since 1979.

                           PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K


     (a) Statement of Computation of Per Share Earnings...Page 11.

     (b) Registrant did not file a Form 8-K during the quarter for which this report is filed.


Item 7 - Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Shareholders on May 23, 1997. The following Directors were re-elected to serve until the next Annual Meeting.


                                 A. Warne Boyce
                                 E. Herbert Burk
                                 William J. Coad
                                 Winston R. Hindle, Jr.
                                 David W. Hunter
                                 David M. Kelly
                                 David R. Macdonald
                                 John E. Reed
                                 Stewart B. Reed


     The shareholders voted to affirm the appointment of Grant Thornton LLP as independent auditors for the Company for the fiscal year ending December 31, 1997.



                                  MESTEK, INC.
              SCHEDULE OF COMPUTATION OF EARNINGS PER COMMON SHARE


                                          Three Months Ended    Six Months Ended
                                              June 30,              June 30,
                                            1997     1996         1997     1996
                                                 (Amounts in thousands, except
                                                  earnings per common shares)


Net income for earnings
     per share                            $ 2,241   $ 2,741     $ 5,494  $ 5,883

Total Common shares and
     common share
     equivalents                            8,930     8,930       8,930    8,946

Earnings per common
     share                                $   .25   $   .31     $   .61   $  .66

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        MESTEK,INC.
                                        (Registrant)

Date: July 28, 1997
                                        /s/Stephen M. Shea
                                        Stephen M. Shea
                                        Senior Vice President - Finance
                                        (Chief Financial Officer