Form 10-Q
period 1997-09-30
MESTEK INC
filed 1997-11-04
CIK 65195

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarter ended: September 30, 1997


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



The number of shares of Common Stock outstanding as of October 31, 1997 was 8,926,430.

                                  MESTEK, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997


                                      INDEX

                                                             Page No.
PART I - FINANCIAL INFORMATION

Condensed consolidated balance sheets at September 30, 1997
and December 31, 1996                                        Pages 3-4

Condensed consolidated statements of income for the three months ended September 30, 1997 and 1996 and the nine


months ended September 30, 1997 and 1996                     Page 5

Condensed consolidated statements of cash flows
for the nine months ended September 30, 1997 and 1996        Page 6



Condensed consolidated statement of changes in shareholders'
equity for the period from January 1, 1996 through           Page 7
September 30, 1997

Notes to the condensed consolidated financial statements     Pages 8-10

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                    Page 10

PART II - OTHER INFORMATION                                  Page 11

         Item 6 - Exhibits and Reports on Form 8-K

         Statement of Computation of Per share Earnings      Page 11


SIGNATURE                                                    Page 11

                         PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements


                                   MESTEK,INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                Sept. 30,               Dec. 31,
                                                  1997                  1996
                                                  ----                    ----
                                                   (Dollars in thousands)


ASSETS
Current Assets
     Cash and Cash Equivalents                  $2,301                  $11,649
     Accounts Receivable - less allowances of
     $2,463 and $1,701 respectively             58,422                   49,577
     Unbilled Accounts Receivable                  272                      174
     Inventories                                49,929                   43,265
     Other Current Assets                        4,701                    4,087
                                              -----------            -----------
              Total Current Assets             115,625                  108,752

Property and Equipment (Net)                    40,124                   31,439
Equity Investments                               8,778                    8,778
Other Assets and Deferred Charges - Net          6,715                    7,066
Excess of Cost over Net Assets of Acquired
   Companies                                    20,313                   13,975
                                             ----------                --------

              Total Assets                    $191,555                 $170,010
                                             ==========                ========







See the Notes to Condensed Consolidated Financial Statements.


                                                     Continued on next page

                                  MESTEK, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

                                   (Unaudited)



                                                        Sept. 30,       Dec. 31,
                                                           1997           1996
                                                           ----            ----
                                                          (Dollars in thousands)
LIABILITIES, AND SHAREHOLDERS' EQUITY
Current Liabilities
     Current Portion of Long-Term Debt                 $   26,900       $   115
     Accounts Payable                                      20,005        19,559
     Accrued Compensation                                   4,467         4,886
     Accrued Commissions                                    2,511         3,404
     Progress Billings in Excess of Cost and
         Estimated Earnings                                 3,127         2,899
     Customer Deposits                                      3,218         4,829
     Other Accrued Liabilities                             15,653        13,786
                                                        ----------       -------
         Total Current Liabilities                         75,881        49,478

Long-Term Debt                                                772        15,247
Deferred Compensation                                          14            18
                                                        ----------        ------
         Total Liabilities                                 76,667        64,743
                                                         ---------        ------

Minority Interests                                          1,944         1,549
                                                          --------       -------

Shareholders' Equity
     Common Stock - no par, stated value $0.05
         per share, 9,610,135 shares                          479           479
     Paid in Capital                                       15,434        15,434
     Retained Earnings                                    104,129        94,794
     Treasury Shares, at cost, (683,271 and
         680,364 common shares, respectively)            ( 6,098)     (  6,040)
     Cumulative Translation Adjustment                   ( 1,000)     (    949)
                                                        -----------    ---------
         Total Shareholders' Equity                       112,944       103,718
                                                         ---------     ---------

         Total Liabilities, and Shareholders'  Equity    $191,555      $170,010
                                                         ========      =========






See the Notes to Condensed Consolidated Financial Statements.

                                  MESTEK, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                          Three Months Ended   Nine Months Ended
                                                Sept. 30,           Sept. 30,
                                          1997          1996   1997         1996
                                        (In thousands, except per share amounts)

Net Sales                                82,977     $ 75,432  225,166 $ 201,525
Net Service Revenues                      4,350        3,635   12,245    12,050
                                        --------    --------  -------   --------
         Total Revenues                  87,327       79,067  237,411   213,575

Cost of Goods Sold                       59,929       55,615  164,774   148,127
Cost of Service Revenues                  2,418        2,179    7,214     6,275
                                       --------     ---------  -------  --------
         Gross Profit                    24,980       21,273   65,423    59,173

Selling Expense                          10,923        8,886   29,596    25,071
General and Administrative
     Expense                              5,055        4,366   13,284    12,249
Engineering Expense                       2,039        1,932    5,808     5,369
                                       --------     --------- --------  --------
         Operating Profit                 6,963        6,089   16,735    16,484

Interest Expense                      (     469)    (    321) ( 1,066)  (   998)
Gain on Sale of Investment                  -            -        -       1,444
Other Income (Expense) - net          (      24)    (    340) (   349)  ( 1,665)
                                      ---------     --------- --------   -------

Income Before Income Taxes                6,470        5,428   15,320    15,265

Income Taxes                              2,629        2,200    5,985     6,154
                                      ---------     --------- --------  --------

Net Income                            $   3,841      $ 3,228  $ 9,335   $ 9,111
                                      =========      ========  =======   =======

Earnings per Common Share             $     .43      $   .36  $  1.04   $  1.02
                                      =========      ========  =======   =======

Weighted Average Shares
     Outstanding                          8,928        8,930    8,929     8,941
                                      =========      ========  =======  ========








See the Notes to Condensed Consolidated Financial Statements.

                                  MESTEK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               9 Months Ended
                                                                September 30,
                                                             1997           1996
                                                             ----           ----
                                                          (Dollars in thousands)
Cash Flows from Operating Activities:
     Net Income                                            $ 9,335     $  9,111
     Adjustments to Reconcile Net Income to Net
         Cash Provided by (Used In) Operating
         Activities:
     Depreciation and Amortization                           5,526        4,249
     Provision for Losses on Accounts Receivable               762          598
     Cash Flows Provided (Used) by Changes In:
         Assets and Liabilities                            (19,954)       4,117
         Purchase Price Payable - National Northeast           -        ( 9,960)
                                                         ----------    ---------
     Net Cash Provided by (Used in) Operating Activities   ( 4,331)       8,115
                                                         ----------    ---------

Cash Flows from Investing Activities:
Capital Expenditures                                       (10,276)     ( 4,662)
Disposition of Property                                        -          3,193
Aquisition of Businesses (net of cash acquired)            ( 5,141)     (14,149)
                                                          ---------     --------
Net Cash (Used in) Investing Activities                    (15,417)     (15,618)
                                                           --------     --------

Cash Flows from Financing Activities:
     Net Borrowings Under Line of Credit
         Agreements                                         11,734      ( 1,560)
     Proceeds from issuance of Long Term Debt                  -         15,000
     Principal Payments Under Long Term Debt
         Obligations                                       ( 1,125)     ( 1,637)
     Repurchase of Common Stock                            (    58)     (   591)
     Net Change in
         Minority Interests                                (    100)    (   516)
         Cumulative Translation Adjustments                (     51)    (    50)
                                                          ----------  ----------

Net Cash Provided by Financing
     Activities                                              10,400      10,646
                                                            -------      -------

Net Increase (Decrease) in Cash and Cash
     Equivalents                                            ( 9,348)      3,143
Cash and Cash Equivalents - Beginning of
     Period                                                  11,649       1,405
                                                            -------      -------
Cash and Cash Equivalents - End of Period                  $  2,301     $ 4,548
                                                           =========    ========



See the Notes to Condensed Consolidated Financial Statements.

                                  MESTEK, INC.
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY

                                   (Unaudited)

           For the period January 1, 1996  through September 30, 1997



                                        Addt'l                     Cumul.
                               Common   Pd In  Retained  Treasury  Trans.
                               Stock   Capital Earnings   Shares   Adj.   Total

Bal-Jan 1, 1996               $ 479    $15,434  $ 81,465 (5,449) ( 883) $ 91,046
Net Income                                        13,329                  13,329
Common Stock Repurchased                                 (  591)          ( 591)
Cumulative Translation Adj                                        (  66)  (  66)
                             -------    -------  -------- ------  ------ ------
Bal - December 31, 1996       $ 479    $15,434  $ 94,794 (6,040) ( 949)  103,718

Net Income                                         9,335                   9,335
 Common Stock Repurchased                                (   58)          (  58)
Cumulative Translation Adj                                        (  51)  (  51)
                            --------   -------- -------- ------- ------- ------

Bal - September 30, 1997     $ 479     $15,434  $104,129 (6,098) (1,000)$112,944
                            =======   ======== ========  ======= ====== ========











See the Notes to the Condensed Consolidated Financial Statements.

                                  MESTEK, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1 - Significant Accounting Policies

Basis of Presentation

     The consolidated financial statements include the accounts of the company and its wholly-owned subsidiaries. In the opinion of management, the financial statements include all material adjustments, consisting of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results of this interim period are not necessarily indicative of results for the entire year.

Inventories

     Inventories are valued at the lower of cost or market. Cost of inventories is determined principally by the last-in, first-out (LIFO) method.

Income Taxes

     Provisions for income tax in the amounts of $2,629,000 and $2,200,000 were recorded for the three months ended September 30, 1997 and 1996, respectively.

Goodwill

     The Company amortizes Goodwill on the straight line basis over the estimated period to be benefitted. The acquisitions of National Northeast Corporation, National Southeast Aluminum Corporation, and Heat Exchangers, Inc. in 1995 resulted in goodwill of $11,118,000 which will be amortized over 25 years. The acquisitions of Rowe Machinery and Automation, Inc., and Omega Flex, Inc. in 1996, as more fully described in Note 2, resulted in goodwill of $7,729,000 which will be amortized over 25 years. The acquisition of Hill Engineering, Inc. on January 31, 1997, resulted in goodwill of $2,892,000 which will be amortized over 25 years. The Company continually evaluates the carrying value of goodwill. Any impairments would be recognized when the expected future operating cash flows derived from such goodwill is less than their carrying value.

Reclassification

     Reclassifications are made periodically to previously issued financial statements to conform with the current year presentation.

Note 2 - Business Acquisitions

    On November 3, 1997 the Company acquired 100% of the issued and outstanding common stock of CoilMate, Inc. (CoilMate) of Southington, Connecticut. CoilMate is the leading producer of pallet decoiling equipment for the metal stamping and roll forming industries. The purchase price paid was approximately $3,500,000.

Note 3 - Property and Equipment

                                                         Sept. 30,      Dec. 31,
                                                            1997         1996
                                                            ----          ----

Land                                                      2,045,00    1,092,000
Buildings                                               18,445,000   13,657,000
Leasehold Improvements                                   4,431,000    4,186,000
Equipment                                               58,482,000   51,183,000
                                                       ------------  ----------

                                                        83,403,000   70,118,000
Accumulated Depreciation                               (43,279,000) (38,679,000)
                                                       ------------ -----------
                                                       $40,124,000  $31,439.000
                                                       ============ ===========

Note 4 - Long-Term Debt

                                                          Sept. 30,     Dec. 31,
                                                            1997         1996
                                                            ----          ----

Senior Notes                                           $15,000,000  $15,000,000
Revolving Loan Agreement                                10,733,000        -
Note Payable - Bank                                      1,000,000        -
Other Bonds and Notes Payable                              939,000      362,000
                                                       -----------   ----------
                                                        27,672,000   15,362,000
Less Current Maturities                                (26,900,000) (   115,000)
                                                        ----------   ----------
                                                       $   772,000  $15,247,000
                                                        ==========   ==========


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

Revolving Loan Agreement - The Company's Revolving Loan Agreement and Letter of Credit Facility with a commercial bank was revised and extended recently through April 30, 1998. The revised agreement (The Agreement), provides for $50 million of unsecured revolving credit, including $10 million of standby letter of credit capacity. Borrowings under the Agreement bear interest at a floating rate based on the bank's prime rate less 1.75% or, at the discretion of the borrower, a Eurodollar-based rate plus a quoted market factor. In addition, the Agreement provides a $5,000,000 (Canadian) unsecured line of credit facility. The Agreement contains financial covenants which require that the Company maintain certain current ratios, working capital amounts, capital bases and leverage ratios. The Agreement also contains restrictions regarding the creation of indebtedness, the occurrence of mergers or consolidations, the sale of subsidiary stock, and the payment of dividends in excess of 50% of net income.

Note Payable Bank - The Company has a $10,000,000 unsecured line of credit with a second commercial bank which expires on June 30, 1998. Borrowings under the line, which totaled $1,000,000 at September 30, 1997, accrue interest on the basis of LIBOR plus a quoted market factor.

     Other bonds and notes payable include $670,000 in secured obligations assumed in connection with the purchase of Hill Engineering, Inc. on January 31, 1997.

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation

     Total revenues in the Company's HVAC segment during the third quarter of 1997 were up 4.5% relative to the third quarter of 1996. Significantly improved sales in certain residential and commercial hydronic products as well as gas-fired products, were offset somewhat by reduced sales of certain industrial and air conditioning products. The relocation of the Company's Koldwave product line from Skokie, Illinois to Dundalk, Maryland, which was completed in 1997, contributed to this situation. Gross profit margins for the HVAC segment increased slightly from 26.7% to 27.7%. Operating income for this segment was up from $4,352,000 in the third quarter of 1996 to $4,483,000 in the third quarter of 1997. (Gross Profit and Operating Income for 1996 for this segment have been adjusted to reflect certain reclassifications for purposes of comparability).

     Total Revenues in the Company's Metal Products segment were up significantly during the third quarter of 1997 ($20,543,000 versus $14,758,000) reflecting the added effect of Dahlstrom Industries, Inc., acquired on August 30, 1996, and Hill Engineering, Inc., acquired on January 31, 1997. Gross profit margins increased from 24.6% to 28.0%, and operating income increased from $1,138,000 to $1,595,000 due in part to the effect of certain product development costs incurred by Omega Flex, Inc., (Omega) and other transitional costs incurred by Rowe during the quarter ended September 30, 1996. Omega, acquired in February 1996, is a manufacturer of flexible metal hose. In
January of 1997 Omega introduced Trac-Pipe(TM), a corrugated stainless steel tubing product developed especially for use in the piping and installation of gas appliances. The unexpectedly rapid acceptance of this product has led to greater market development, product development and manufacturing overhead costs than were originally envisioned. The closing of the Rowe Machinery manufacturing plant in Dallas, Texas and the move of its products to the Company's Clinton, Maine facility was completed in the quarter ended June 30, 1997.

     The Company's computer systems segment reported increased Revenues, Gross Profit margins and Operating income figures in the quarter ended September 30, 1997 relative to the quarter ended September 30, 1996.

     For the Company as a whole, Selling, General and Administrative, and Engineering costs, taken together as a percentage of Total Revenues, increased from 19.2% to 20.6% owing principally to increased sales expenses. (Sales Expense and General and Administrative Expense for 1996, as reported in the accompanying financial statements, have been adjusted to reflect certain reclassifications for purposes of comparability).

     Operating income for the third quarter of 1997 for the Company as a whole, increased by $874,000 or 14.3% relative to the third quarter of 1996 reflecting the various effects mentioned above.

     The Company's total debt (long-term debt plus current portion of long-term debt) decreased slightly during the quarter ended September 30, 1997 despite a seasonal growth in receivables as well as additional investments in capital equipment due to strong positive cash flows from earnings. Management regards the Company's current capital structure and banking relationships as fully adequate to meet foreseeable future needs. The Company has not paid dividends on its common stock since 1979.

                                            PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K


     (a) Statement of Computation of Per Share Earnings...Page 11.

     (b) Registrant did not file a Form 8-K during the quarter for which this report is filed.






                                  MESTEK, INC.
              SCHEDULE OF COMPUTATION OF EARNINGS PER COMMON SHARE


                              Three Months Ended               Nine Months Ended
                                  September 30,                  September 30,
                                  -------------                    ------------
                                 1997        1996              1997         1996
                                 ----        ----              ----         ----
                                           (Amounts in thousands, except
                                            earnings per common shares)


Net income for earnings
     per share                  $ 3,841     $ 3,228         $ 9,335      $ 9,111
                                =======     =======         =======      =======

Total Common shares and
     common share
     equivalents                  8,928       8,930           8,929        8,941
                                =======     =======         =======      =======

Earnings per common
     share                      $   .43     $   .36         $  1.04       $ 1.02
                                =======     =======         =======      =======



                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               MESTEK,INC.
                                               (Registrant)

Date: November 3, 1997

                                               /S/ Stephen M. Shea
                                               Stephen M. Shea
                                               Senior Vice President - Finance
                                               (Chief Financial Officer)