Form 10-Q/A
period 1997-09-30
MESTEK INC
filed 1997-11-05
CIK 65195

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
                               AMENDMENT NUMBER 1

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


This  amendment  covers the addition of four  exhibits to the  previously  filed
10-Q.

                                            PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K


     (a) Statement of Computation of Per Share Earnings...Page 11.

     (b) Registrant did not file a Form 8-K during the quarter for which this report is filed.

     (c) EXHIBIT INDEX

         Exhibit No.
         Description
         **************

         10.1 Stock Purchase Agreement dated October 27, 1997, between Formtek, Inc. (Purchaser) and Joseph Julian (Seller).

         10.2     Lease Agreement dated January 1, 1997 between
                  Pacific/Air Balance, Inc. (Lessee) and Production Realty Corp. (Lessor).

         10.3 Amended and Restated Revolving Loans and Foreign Exchange Facilities Agreement dated July 15, 1997 between Mestek, Inc. (Borrower) and BankBoston, N.A.(Bank).

         10.4 Supplemental Executive Retirement Agreements entered into between Mestek, Inc. and certain executives of the Corporation, as set forth in the attached schedule.

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