Form 10-K
period 1997-12-31
MESTEK INC
filed 1998-03-27
CIK 65195

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the fiscal year ended                          Commission file number: 1-448
December 31, 1997

                                  MESTEK, INC.

             (Exact name of registrant as specified in its charter)


         Pennsylvania                                             25-0661650
(State or other jurisdiction of                                 (I.R.S Employer
incorporation or organization)                              (Identification No.)


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of voting common shares held by nonaffiliates of the registrant as of March 20, 1998, based upon the closing price for the registrant's common stock as reported in The Wall Street Journal as of such date was $63,224,878.

The number of shares of the registrant's common stock issued and outstanding as of March 20,1998 was 8,926,305.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement relating to the annual meeting of shareholders of the registrant to be held on May 12, 1998 are incorporated by reference into
Part III hereof and the exhibits to filings referenced on Pages 43 through 45 of
Part IV hereof are incorporated by reference into Part IV hereof.

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

         On August 17, 1993, the Company sold a 70% interest in its Environmental Engineering Segment, Chester Environmental, Inc., ("Chester"), to Duquesne Enterprises, Inc., a Pennsylvania corporation, headquartered in Pittsburgh, Pennsylvania. The Company accounted for this transaction as a Disposal of a Discontinued Segment. The Company sold its remaining 30% interest on August 31, 1995.

         On November 1, 1994, pursuant to a motion approved by the United States Bankruptcy Court for the District of New Mexico, the Company acquired substantially all of the inventory, accounts receivable, and fixed tangible and intangible assets of Aztec Sensible Cooling, Inc. (Aztec) a manufacturer of evaporative cooling and other custom air handling equipment in Albuquerque, New Mexico. The purchase price for the assets acquired, was $1,372,000. The operations of Aztec were relocated to the Company's Dallas, Texas facility in February 0f 1995.

         On October 30, 1995, the Company executed an agreement to acquire approximately eighty-three (83%) of the issued and outstanding voting common stock of National Northeast Corporation and National Southeast Aluminum Corporation ("National"). National operates custom aluminum extrusion and fabrication facilities located in Lawrence, Massachusetts and Winter Haven, Florida. The transaction was accounted for under the purchase method of accounting as of October 30, 1995 and, accordingly, the company has included the results of this acquired business in its consolidated statement of operations from this date. The transaction was completed on January 2, 1996. The Company itself is a user of aluminum extrusions in its HVAC segment. The consideration paid for the purchase was $9.96 million in cash plus future considerations contingent upon future levels of earnings. In January of 1997 the Company paid $4,028,000 to settle the contingent purchase price obligation. Since the date of acquisition, the Company, through National, has purchased additional common shares from its minority shareholders raising the Company's ownership of National to approximately 88% as of December 31, 1997.

         On November 15, 1995, the Company acquired substantially all of the accounts receivable, inventory, fixed and intangible assets of Heat Exchangers, Inc., a manufacturer of temporary and portable air conditioning equipment in Skokie, Illinois. The purchase price paid, including the assumption of certain liabilities, was $6,764,000. The acquisition was accounted for as a purchase and, accordingly, the Company has included the results of this acquired business in its consolidated statement of operations since the date of the acquisition.

         On February 2, 1996, the Company acquired all of the issued and outstanding common stock of Omega Flex, Inc. of Exton, Pennsylvania (Omega). Omega is a manufacturer of flexible metal hose and related hose fabrications. The purchase price paid for the acquired stock was $9,119,000. Liabilities assumed were $833,000. The Company has accounted for this acquisition under the purchase method of accounting. Omega has leased its manufacturing and office facilities through December 31, 2001, for $268,000 per year.

         On February 5, 1996, the Company acquired certain assets of the press feeding and cut-to-length line businesses of Rowe Machinery & Automation, Inc. of Dallas, Texas (Rowe). Rowe is a leading manufacturer of press feeding and cut-to-length line equipment serving the appliance, office furniture, automotive, and many other markets. The purchase price paid was $5,495,000, including the assumed liabilities of $1,900,000. The Company has accounted for this acquisition under the purchase method of accounting. The Company leased the Rowe facility in Dallas, including machinery and equipment, on a short term basis through April of 1997.

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

          On January 31, 1997, the Company acquired 91.01% of the issued and outstanding common stock of Hill Engineering, Inc. (Hill) of Villa Park, Illinois and Danville, Kentucky. Hill is a leading producer of precision tools and dies for the gasket manufacturing and roll-forming industries and other specialty equipment. The purchase price paid for the acquired stock was $5,141,000. The Company has accounted for this acquisition under the purchase method of accounting.

          On November 3, 1997 the Company acquired 100% of the issued and outstanding common stock of Coilmate, Inc. (Coilmate) of Southington, Connecticut. Coilmate is the leading producer of pallet decoiling equipment for the metal stamping and roll forming industries. The purchase price paid was $3,521,000. The Company has accounted for this acquisition under the purchase method of accounting.

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

         Prior to 1994 the Company operated in a fourth segment, Environmental Engineering, through its Chester Engineering, Inc. and Keystone Engineering, Inc. subsidiaries. These businesses were substantially disposed of in 1993 and the Company effectively exited the Environmental Engineering field at that time.

         Through the purchases of National in 1995, Omega, Rowe and Dahlstrom in 1996 and Hill and Coilmate in 1997, the Company has substantially expanded its former Coil Handling Equipment Segment (renamed in 1996 the Metal Products Segment).

         The Company and its subsidiaries together employed approximately 2,596 persons as of December 31, 1997.


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

         The Reed Division sells finned-tube and baseboard radiation equipment under the names "Sterling", "Vulcan", "Heatrim", "Petite-7", "Hydrotherm", and "Suntemp", and other hydronic heat distribution products under the names "Sterling" and "Beacon-Morris". The division sells gas-fired unit heaters under the name "Sterling", radiant heating and commercial furnaces under the name "Cox and gas-fired indoor and outdoor heating and ventilating equipment under the names "Alton", "Applied Air", "Wing", "Air Fan", and "Temprite". Cooling and air conditioning equipment is sold under the "Alton", "Applied Air", "Space Pak", "Aztec", "Koldwave", "Air Fan", and "Nesbitt" names, and gas and oil-fired boilers are sold primarily under the names "Hydrotherm", "Multi-Pulse", and "Multi-Temp", and distributed under the name "Smith Cast Iron Boilers" by Westcast, Inc. A number of these trade names are also registered trademarks owned by the Company and its subsidiaries. These products may be used to heat, ventilate and/or cool structures ranging in size from large office buildings, industrial buildings, warehouses, stores and residences, down to such small spaces as add-on rooms in residences. The division's products are manufactured at plants in Westfield, Massachusetts; South Windsor, Connecticut; Farmville, North Carolina; Dallas, Texas; Orangeville, Ontario; Dundalk, Maryland; and Wrens, Georgia. The Company closed its Skokie, Illinois and Ridgeville, Indiana plants in 1996 and relocated these operations to Dundalk, Maryland and Farmville, North Carolina, respectively.

         The Reed Division sells its many types of fire, smoke, and air control louvers and dampers, which are devices designed to facilitate the ventilation of buildings or to control or seal off the movement of air through building ductwork in the event of fire or smoke, under the names "Air Balance", "Phillips Aire", "Pacific Air Balance", "American Warming and Ventilating", and "Arrow". These products are manufactured at the Company's plants in Wrens, Georgia; Los Angeles, California; Bradner, Ohio; Waldron, Michigan; Springfield, Ohio, and Wyalusing, Pennsylvania. The Reed Division also manufactures industrial and power plant dampers in Los Angeles, California under the name "Pacific Air Products".

         Through its design and application engineering groups, the Reed Division custom designs and manufactures many HVAC products to meet unique customer needs or specifications not met by existing products. Such custom designs often represent improvements on existing technology and often are incorporated into the Reed Division's standard line of products.

         The Reed division sells its HVAC products primarily through approximately 2300 independent representatives throughout the United States and Canada, many of whom sell several of Reed's products. These independent representatives usually handle various HVAC products made by manufacturers other than the Company. These representatives usually are granted an exclusive right to solicit orders for specific Reed Division products from customers in a specific geographic territory. Because of the diversity of the Reed Division's product lines, there is often more than one representative in a given territory. Representatives work closely with the Reed Division's sales managers and its technical personnel to meet customers' needs and specifications. The independent representatives are compensated on a commission basis and generally they neither stock Reed Division products nor purchase such products for resale.

         The Reed Division, directly, or through its representatives, sells its HVAC products primarily to contractors, installers, and end users in the construction industry, wholesale distributors and original equipment manufacturers.

         While the Reed Division's HVAC products are distributed throughout the United States and Canada, sales in the northeast, mid-atlantic and upper mid-west states are somewhat higher than would be suggested by unadjusted construction statistics in any given year due to the relative popularity of hydronic products in these areas.

         The sale of heating and cooling products is inherently sensitive to climatic trends in that relatively warm winters and/or cool summers can adversely effect sales volumes.

         The Reed Divison sells gas-fired and hydronic heating and ventilating products, boilers and other HVAC equipment in Canada and also sells its products in other foreign markets from time to time. Total export sales did not exceed ten percent of total revenues, nor did foreign assets exceed ten percent of total assets, in any of the most recent five years ending December 31, 1997.

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

         Expenditures for research and development for the HVAC segment in 1997, 1996, and 1995 were $941,000, $814,000, and $894,000, respectively. Product development efforts are necessary and ongoing in all product markets.

         The Company believes that compliance with environmental laws will not have a financially material effect on its operations in 1998.

COMPUTER SOFTWARE DEVELOPMENT AND SYSTEM DESIGN

         The business of Mestek's wholly-owned subsidiary, MCS, Inc. ("MCS") is primarily related to business applications software and systems development. MCS develops computer software applications to meet specific industry requirements. Services to customers include preparation of computer programs and software to meet the customer needs, providing computer hardware when required, installing the system at the customer's business, and providing continuing support services.

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

         New enhancements to its software products are continually being developed by MCS. Notable developments in 1997 include the enchancement of MCS's product offering in the Home Health Agency marketplace. During 1997, 1996 and 1995 MCS spent approximately $1,575,000, $1,338,000, and $1,209,000 respectively, for software development. These costs related primarily to customer sponsored development and improvements to existing products.


          In 1997, MCS acquired a management services division and a conputer based training division to enhance the productivity of the Profit Works and Mesta Med products.

         Because of the importance of systems development to MCS, programming and sales personnel are a primary resource. MCS's main office is in the Pittsburgh, Pennsylvania area and it has sales offices in other parts of the country.

         The markets for business applications software and systems development are intensely competitive and subject to rapid technological change. For this reason MCS faces risks and enjoys opportunities which are somewhat more pronounced than in the Company's other operating segments. MCS has many competitors in the markets in which it operates, both on a regional and national basis. Foreign sales are not significant. On December 31, 1997, MCS's backlog was $1,550,000.

         MCS's inventory consists primarily of computer hardware and related equipment which is sold together with applications software as a turnkey solution. MCS attempts to maintain a sixty-day supply so that delivery of completed systems can be made on a timely basis.


METAL PRODUCTS (formerly Coil Handling Equipment)

         The Company's Metal Products Segment added two additional units in 1997: Hill Engineering, Inc. a leading producer of precision tools and dies for the gasket manufacturing and roll forming industries, and Coilmate, Inc., a leading producer of pallet decoiling equipment for the metal stamping and roll forming industries.

         The CWP, Rowe and Dahlstrom units manufacture a variety of metal-forming equipment including coil straighteners, reels, press feeds, cut-to-length lines, roll-formers, wing benders and related equipment. The Company believes it has improved its competitive position within this industry by developing servo- driven feeders with microprocessor controls, affording diagnostic and operational features, as well as by the strategic acquisitions made in 1996 and 1997 which broadened the Company's overall product offerings.

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

         The businesses of CWP, Rowe, and Dahlstrom are highly competitive and, due to the nature of the products, are subject to somewhat greater cyclicality than is seen in the Company's other operating segments. CWP has become a substantial competitor in the manufacture of coil handling equipment through its broad and competitive product line, its customer driven application engineering, and its ability to meet customer delivery and service requirements through its extensive distribution network. The Company expects that these strengths will be further leveraged by the additions of the large customer base of Rowe, Dahlstrom, Hill and Coilmate.

         National competitively extrudes aluminum shapes for the construction and other markets and extrudes and fabricates high precision aluminum heat sinks (heat dissipation devices) for use in a wide variety of power control, communications and related electronic and computer systems applications. Its products are made through an extrusion process supported by a broad line of secondary, stamping and assembly machining capabilities. National's application engineering and fabrication capabilities have helped it become a substantial competitor in the heat sink market place.

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

         The Metals Products Segment sells equipment in Canada and in other foreign markets. Total export sales, however, did not exceed ten percent of total revenues, nor did foreign assets exceed ten percent of total assets in any of the most recent five years ending December 31, 1997.

         The backlog relating to this segment as a whole at December 31, 1997 was approximately $12,736,000.

         Expenditures for research and development for this segment, independent of research and development related to specific customer requests, in 1997, 1996, and 1995 were $687,000, $204,000 and $0 respectively.


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

         The metal products segment manufactures products at plants the Company owns in Clinton, Maine, Villa Park, Illinois, Pelham, New Hampshire and Schiller Park, Illinois and at leased facilities in Lawrence, Massachusetts, Winter Haven, Florida, Exton, Pennsylvania and Southington, Connecticut.

         During 1996 the Company constructed additions to its Dundalk, Maryland; Farmville, North Carolina; and Clinton, Maine facilities in anticipation of product relocations from leased facilities in Skokie, Illinois; Ridgeville, Indiana; and Dallas, Texas. These transfers were completed in 1997.

         The Company's computer system's segment (MCS) leases office space in Monroeville, Pennsylvania, which houses its principal offices and computer facility used in the computer software development and system design business. MCS owns the computer equipment used in its operations

         The Company's principal executive offices in Westfield, Massachusetts are leased from an entity owned by an officer and director of the Company. The Company also owns an office building in Holland, Ohio.

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


Item 4 - SUBMISSION OF MATTER TO A VOTE OF THE SECURITY HOLDERS

         No matters were submitted to the security holders of the Company for a vote during the fourth quarter of 1997.


                                     PART II


Item 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is listed on the New York Stock Exchange, under the symbol MCC. The number of shareholders of record as of March 20, 1998 was 1,408. The price range of the Company's common stock between January 1, 1998 and March 20, 1998 was between $18-5/16 and 21-7/8, and the closing price on March 20, 1998 was $21-1/2.


         The quarterly price ranges of the Company's common stock during 1997 and 1996 as reported in the consolidated transaction reporting system were as follows:


                                   PRICE RANGE

                          1997                                 1996
                          ----                                 ----

     First Quarter     $18-1/8     $16-1/8      $ 13-3/4             $12
     Second Quarter    $20-7/8     $16-1/4      $ 14-7/8             $12-1/2
     Third Quarter     $21-3/8     $17-3/4      $ 14-7/8             $14-3/8
     Fourth Quarter    $19-3/8     $17-3/8      $ 16-1/2             $14-5/8



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

SUMMARY OF FINANCIAL POSITION as of December 31,
     (dollars in thousands except per share data)
                           1997       1996         1995        1994        1993
                       ---------------------- ------------ ------------ --------

Total Assets            $191,117   $170,010    $141,431     $120,430   $126,625
Working capital           42,056     59,274      41,626       36,628     37,238
Long-term debt, incl
 current portion          19,329     15,362       3,031        5,548     20,860
Shareholders' equity     118,007    103,718      91,046       80,732     73,317
Commons shareholders'
   equity, per common
    share (1)          $   13.22     $11.61     $ 10.14      $ 8.93      $ 7.96
                       =========     ======     =======      ======      ======

SUMMARYOF OPERATIONS - for the year ended December 31, (2) (dollars in thousands except per share data)

                             1997       1996      1995         1994        1993
                         ----------   -------- ----------  ----------   --------

Total revenues from
 continuing operation(3) $327,778   $299,527    $245,865     $224,018  $231,386
Income from continuing
   operations              14,40      13,329      10,906        9,298     7,583
Net  income               14,405      13,329      10,906        9,298     4,265
Earnings per common share:
Income from continuing
Operations:
  Basic                   $ 1.61      $ 1.49     $  1.21       $ 1.02    $  .82
  Diluted                 $ 1.61      $ 1.49     $  1.21       $ 1.02    $  .82

Net Income:
  Basic                   $ 1.61      $ 1.49     $ 1.21        $ 1.02    $  .46
  Diluted                 $ 1.61      $ 1.49     $ 1.21        $ 1.02    $  .46

1) Equity per common share amounts are computed using the common shares and common stock equivalents outstanding as of December 31, 1997, 1996, 1995, 1994, and 1993.

(2) Includes the results of acquired companies or asset acquisitions from the date of such acquisition, as follows:

       * Coilmate, Inc., from November 3, 1997
       * Hill Engineering, Inc., from January 31, 1997
       * Dahlstrom Industries, Inc. from August 30, 1996.
       * Rowe Machinery & Automation, Inc., from February 5, 1996.
       * Omega Flex, Inc., from February 2, 1996.
       * National Northeast Corp and National Southeast Corp from Oct 30, 1995.
       * Heat Exchangers, Inc., from November 15, 1995.
       * Aztec Sensible Cooling, Inc., from November 1, 1994.

(3) Revenues have been adjusted in 1993 to reflect the reclassification of revenues related to the Company's Environmental Engineering Segment to Discontinued Operations.

Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                      RETURN ON AVERAGE NET ASSETS EMPLOYED


                                1997, 1996, 1995


         The Company's Return on Average Net Assets Employed, defined as operating profits before bonuses, over Average Net Assets Employed (total assets less current liabilities other than current portion of long-term debt, averaged over 12 months) for the years 1997, 1996, and 1995 was as follows:


                                             1997          1996         1995
                                             ----          ----         ----

Operating Profits (as defined)       $  30,525,000  $ 25,925,000  $22,515,000

Average Net Assets Employed (as
   defined)                           $130,419,000  $113,594,000  $94,956,000
                                     ------------    -----------  -----------
Return on Average Net Assets
    Employed                                 23.4%         22.8%        23.7%
                                  =================   ======= ===============



         The 1997 return on Average Net Assets Employed improved slightly from 1996 despite product development, plant relocation and other transitional costs incurred in 1997 in the Company's Metal Products and HVAC segments which are described in greater detail below, owing to strong performances from certain of the Company's historical hydronic and gas-fired products as well as from the Company's National Northeast subsidiary which is contained in the Company's Metal Products Segment.


                             ANALYSIS: 1997 VS. 1996


         The Company's core HVAC Segment reported comparative results for 1997 and 1996 as follows:



                 1997         1997           1996
                ($000)        %             ($000)       %         $Net Change
                ------       ---------      ------      --------    -----------

Net Sales       $229,423      100.00%       $228,115      100.00%         +1.0%
Gross Profit      66,178       28.85%         62,164       27.25%         +6.5%
Operating Income  17,846        7.78%         16,142        7.08%        +10.6%


         Revenues in this Segment were relatively flat in 1997 as increases in certain of the Company's historical hydronic and gas-fired heating products were offset by reductions in certain industrial and air conditioning products which were traceable to a variety of factors, including the relatively mild summer of 1997. Gross profit margins were improved overall in 1997 as product relocation costs were reduced and raw material costs remained well controlled. Operating income as a percentage of net sales was up slightly, reflecting the improvement in gross profit margins.

         The Company's Computer Systems Segment (MCS, Inc.) reported improved revenues, gross profits and operating profits in 1997 as indicated in the following table:


                    1997       1997      1996       1996
                   ($000)       %       ($000)       %             $Net Change
                    ------    --------  ------      -------        -----------

  Net Sales        $17,029    100.00%  $ 16,114     100.00%         +5.7%
  Gross Profit       7,238     42.50%     6,865      42.60%         +5.4%
  Operating Income   3,289     19.31%     3,063      19.01%         +7.4%


         MCS continued its commitment in 1997 to product enhancement and customer support in the Durable Medical Equipment, Home Infusion Therapy, and Home Health Services marketplaces. MCS's principal software products are now, or will shortly be, "Year 2000 compliant." MCS does not expect that its costs related to "Year 2000 compliance will be material.

         The Company's Metal Products Segment includes Cooper-Weymouth, Peterson, (CWP), Rowe Machinery & Automation Inc., (Rowe), a leading manufacturer of press-feeding and cut-to-length equipment, acquired in 1996, Dahlstrom Industries, (Dahlstrom), a leading manufacturer of roll forming equipment, acquired in 1996, National Northeast, Corporation, (National), an aluminum extruder and heat sink fabricator acquired in 1995, Omega Flex, Inc., (Omega), an industrial metal hose fabricator acquired in 1996, Hill Engineering,
(Hill), a leading producer of tools and dies for the gasket manufacturing and roll forming industries acquired on January 31, 1997, and Coilmate, Inc., (Coilmate), a leading producer of pallet decoiling equipment for the metal stamping and roll forming industries acquired on November 3, 1997. Comparative results, which were significantly affected by these acquisitions, were as follows:


                      1997         1997        1996        1996
                     ($000)         %         ($000)        %       $Net Change
                     ------     --------      ------       -------- -----------

Net Sales            $81,326     100.00%     $ 55,298       100.00%      +47.1%
Gross Profit          21,033      25.86%       13,199        23.87%      +59.4%
Operating Income       4,260       5.24%        3,687         6.67%      +15.5%


         The relocation of the Rowe manufacturing operation to our Formtek facility in Clinton, that also engineers and produces our product line which was completed in 1997, imposed significant direct and indirect costs on this segment in 1997 and overshadowed otherwise solid contributions from Cooper-Weymouth, Peterson, National Northeast and Hill Engineering. Significant synergies are expected to be derived from this relocation in future years. Gross Profit and Operating Income were also negatively effected by significant new product development and market development costs undertaken by Omega in connection with its introduction of Trac-PipeTM, a corrugated stainless steel tubing developed especially for use in the piping and installation of gas appliances.


  As a whole the Company reported comparative results as follows:

                  1997          1997           1996       1996
                 ($000)         %             ($000)       %        $Net Change
                  ------     --------         ------     --------   -----------

  Net Sales      $327,778     100.00%         $299,527     100.00%      +9.4
  Gross Profit     94,449      28.81%           82,228      27.45%     +14.9%
  Operating Income 25,395       7.75%           22,892       7.64%     +10.9%

         Gross Profit and Operating Income percentage margins were slightly improved reflecting the effects described above.

         Sales expense for the Company as a whole, as a percentage of total revenues, increased from 11.85% to 12.48% (Sales Expense and General and Administrative Expense for 1995, as reported in the accompanying financial statements, have been adjusted to reflect certain reclassifications for purposes of comparability). General and Administrative Expenses, as a percentage of revenues, increased from 5.41% in 1996 to 6.13% in 1997, principally due to an increase in the provision for bonuses. Engineering expense, as a percentage of total revenues, decreased slightly from 2.55% to 2.44%. Interest expense was relatively unchanged in 1997, despite the various acquisitions, due to the offsetting effect of positive cash flows from operations.

         Income tax expense for 1997, as a percentage of pretax income, was reduced slightly from 39.39% to 38.16%.

         Pretax  income  for 1996  included  gains  from  the  sale of  unneeded
manufacturing   facilities  totalling  $1,444,000;   there  were  no  comparable
transactions in 1997.


                             ANALYSIS: 1996 VS. 1995

The Company's core HVAC Segment reported comparative results for 1996 and 1995 as follows:


                     1996         1996        1995        1995
                    ($000)         %         ($000)          %      $Net Change
                    ------       --------     ------     --------    -----------
 Net Sales         $228,115       100.00%    $218,456     100.00%        +4.42
 Gross Profit        62,164        27.25%      60,052      27.49%        +3.52%
 Operating Income    16,142         7.08%      15,495       7.09%        +4.18%


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

         The Company's Computer Systems Segment (MCS, Inc.) reported improved sales, margins and operating profits in 1996 as indicated in the following table:


                   1996       1996           1995       1995
                  ($000)       %              ($000)     %          $Net Change
                   ------    --------        ------     --------     -----------

Net Sales        $16,114     100.00%         $ 15,255    100.00%        + 5.63%
Gross Profit       6,865      42.60%            6,444     42.24%         +6.53%
Operating Income   3,063      19.01%            2,749     18.02%        +11.42%

         MCS's success in 1996 reflects its ongoing commitment to product enhancement and customer support in the Durable Medical Equipment, Home Infusion Therapy, and Home Health Services marketplaces in which it competes.

         The Company's Coil Handling Equipment Segment, which historically included only the Cooper- Weymouth, Peterson division, added four additional units in 1996: the assets of Rowe Machinery & Automation, Inc., (Rowe), a leading manufacturer of press-feeding and cut-to-length equipment, acquired on February 5, 1996, the assets of Dahlstrom Industries, Inc., (Dahlstrom), a leading manufacturer of roll forming equipment, acquired on August 30, 1996, National Northeast, Corporation, (National), an aluminum extruder and heat sink fabricator on October 30, 1995, and Omega Flex, Inc. (Omega), an industrial metal hose fabircator, acquired on February 2, 1996. The Company re-named this segment the Metal Products Segment in 1996 in consideration of these acquisitions. Comparative results, which were significantly affected by these acqusitions, were as follows:

                  1996         1996        1995      1995
                 ($000)         %         ($000)      %           $Net Change
                 ------      ---------    ------     --------      -----------

 Net Sales      $55,298       100.00%     $12,154     100.00%         +354.98%
Gross Profit     13,199        23.87%       4,549      37.43%         +190.15%
Operating Income  3,687         6.67%       1,926       15.85%         +91.43%

         The assimilation of the Rowe and Dahlstrom businesses and planning for the relocation of the Rowe manufacturing operation to Clinton, Maine, home of Cooper-Weymouth, Peterson, which is expected to be completed in 1997, imposed significant direct and indirect costs on this segment in 1996 and overshadowed otherwise excellent results reported by Cooper-Weymouth, Peterson. Significant synergies are expected to be derived from this relocation in future years. Gross Profit and Operating Income were also negatively effected by significant new product development costs undertaken by Omega in anticipation of its January 1997 introduction of Trac-Pipe(TM), a corrugated stainless steel tubing developed especially for use in the piping and installation of gas appliances.

  As a whole the Company reported comparative results as follows:

                           1996         1996       1995     1995
                          ($000)         %        ($000)     %       $Net Change
                          ------      --------    ------   --------  -----------

   Net Sales              $299,527     100.00%   $245,865   100.00%     +21.83%
   Gross Profit             82,228      27.45%     71,045    28.90%     +15.74%
   Operating Income         22,892       7.64%     20,170     8.20%     +13.49%

         Gross Profit and Operating Income percentage margins were slightly reduced overall principally due to the plant relocation and product development costs described above.

         Sales expense for the Company as a whole, as a percentage of total revenues, was reduced from 13.08% to 11.85%. (Sales Expense and General and Administrative Expense for 1995, as reported in the accompanying financial statements, have been adjusted to reflect certain classifications for purposes of comparability). General and Administrative Expenses, as a percentage of revenues, increased from 5.23% in

1995 to 5.40% in 1996, principally due to an increase in the provision for bonuses. Engineering expense, as a percentage of total revenues, increased slightly from 2.32% to 2.55%. Interest expense increased substantially reflecting the various acquisitions made in 1996.

         Income tax expense for 1996, as a percentage of pretax income, was relatively unchanged at 39.39%

         The Company's Scranton, Pennsylvania manufacturing facility, classified as Property Held for Sale at December 31, 1995 was sold on January 19, 1996 at a gain of $854,000. The Company's Hagerstown Maryland facility was sold on April 1, 1996 at a gain of $590,000.


                    ANALYSIS: LIQUIDITY AND CAPITAL STRUCTURE


       While working capital decreased in 1997, from $59,274,000 at December 31, 1996 to $42,056,000 at December 31, 1997, this reflects principally the reclassification of the $15,000,000 Senior Notes from long-term to current. The Notes matured on March 1, 1998 and were paid off by the Company through its Revolving Loan and Letter of Credit Facility.

       The Company's funded debt to equity ratio (including deferred liabilities and minority interests in funded debt) decreased from 16.2% at December 31, 1996, to 2.4% at December 31, 1997, despite the effect of the Company's 1997 acquisitions and other capital spending, due to the reclassification of the Senior Notes to current, as well as the effect of positive cash flows.

       The principal changes to the Company's Net Assets Employed during 1997 were as follows:


     Net Assets Employed 12/31/96                             $120,647
     Acquisition of Hill Engineering                         5,141,000
     Acquisition of Coilmate                                 3,521,000
     Capital spending in excess of depreciation              6,158,000
     National Northeast - additional purchase price paid     4,028,000
     All other                                                  54,000

     Net Assets Employed 12/31/97                         $139,549,000

         Management regards the Company's current capital structure and banking relationships as fully adequate to meet foreseeable future needs. The Company has not paid dividends on its common stock since 1979.

                            ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 130 which will be effective for fiscal years beginning after December 15, 1997. FAS 130 requires the presentation of "comprehensive income," a more broadly defined measure of income, in addition to conventional "net income." The Company does not expect that it's "comprehensive income" will be materially different from it's "net income." The Company will adopt FAS 130 effective with 1998.

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 131 which will be effective for fiscal years beginning after December 15, 1997. FAS 131 requires, in general, a "management approach" rather than an "industry approach" to the disclosure of segment information. The Company is presently studying the changes, if any, which will result from adoption of FAS 131 in 1998.


                          FORWARD LOOKING INFORMATION


     This report contains forward looking statements which are subject to inherent uncertainties. These uncertainties include, but are not limited to, variations in weather, changes in the regulatory environment, customer preferences, general economic conditions, and increased competition. All of these are difficult to predict, and many of these are beyond the ability of the Company to control.

                              YEAR 2000 DISCLOSURE

         The Company's exposure to the "Year 2000 problem" falls into three principal categories, which are discussed separately below:

                  1.  Financial software systems
                  2. Manufacturing, order processing and accounts receivable software systems 3. Engineering (CAD/CAM) systems

         1.  FINANCIAL SOFTWARE SYSTEMS
         The Company performs most of its financial reporting on a centralized basis in Westfield, MA using standard accounting, payroll, payables, fixed assets and human resources software packages which are supported by the related vendors and are believed to be fully "Year 2000" compliant at this time. Certain of the Company's subsidiaries maintain separate financial reporting functions using a variety of personal computer based software solutions which are also believed to be either fully "year 2000" compliant at this time, or expected to be compliant by December 31, 1999.

         2. MANUFACTURING, ORDER PROCESSING, ACCOUNTS RECEIVABLE SOFTWARE SYSTEMS The Company uses a variety of manufacturing and order processing software systems at various locations today. The Company's needs in this area, while highly specific to each individual division, have sufficient common ground that commercially available software packages, suitably customized, have been used in the past rather than custom written code. As such, the Company believes that it can successfully address the Year 2000 problem in this area by upgrading its various manufacturing/order processing/accounts receivable software systems to "Year 2000 Compliant" versions, while at the same time adding enhanced functionality.

         The Company adopted this approach to the "Year 2000 Problem" in 1996 and began a search at that time for a system which would meet the needs of as many of its divisions as possible. A manufacturing package with strong "configure to order" capabilities was chosen in 1997 and modification and implementation of this system for two of the Company's Westfield based divisions has been completed at this time. A plan to extend this system to all of the Company's Westfield based divisions prior to 12/31/99 is presently under study. The Company's remote or "non-Westfield based" locations are implementing similar strategies and are in various stages of the process. It is expected that all will have completed the transition to Year 2000 compliant systems by December 31, 1999.

         3.  ENGINEEERING(CAD/CAM) SYSTEMS
         The Company uses a variety of commercially available engineering and manufacturing design tools all of which are now, or are expected to be prior to December 31, 1999, "Year 2000 Compliant."

         SUMMARY:
         The Company estimates that its total cost of addressing the Year 2000 issue, including software licenses, modifications, training and implementation will be approximately $1,500,000 over the 3 year period ended December 31, 1999. Of this total, the Company has incurred approximately $500,000 as of December 31, 1997.

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

Potentially Responsible Parties (PRP) Actions

         The Company has been named or contacted by state authorities and/or the Environmental Protection Agency (the "EPA") regarding the Company's liability as a potentially responsible party ("PRP") for the remediation of several sites, none of which actions represent a material proceeding. The potential liability of the Company is based upon records that show the Company or other corporations from whom the Company or its subsidiaries acquired assets used the sites for the lawful disposal of hazardous waste pursuant to third party agreements with the operators of such sites. Such PRP actions generally arise when the operator of a site lacks the financial ability to address compliance with the Environmental Laws, decisions and orders affecting the site in a timely and effective manner. The governmental authority responsible for the site looks to the past users of the facility and their successors to address the costs of remediation of the site.

         In High Point, North Carolina, the Company has been named as a PRP with regard to the clean-up of groundwater contamination allegedly due to dumping at a land-fill. The Company's activity at the site represented less than 1% of all activity at the site. State authorities continue to investigate the extent of and remediation methods for groundwater contamination at or near the site, and the Company joined a joint defense group to help define and limit its liabilities whereby it may be required to contribute additional non-material sums as part of the remediation of groundwater contamination. The Company (along with many other corporations) is involved in PRP actions for the remediation of a site in Southington, Connecticut, as a result of the EPA's preliminary assignment of derivative responsibility for the presence of hazardous materials attributable to two other corporations from whom the Company purchased assets after the hazardous materials had been disposed of at the Southington site. The Company is currently participating as part of a joint defense group in discussions with the EPA for a "de minimis settlement" at the Southington, Connecticut site. The obligations of the Company in this matter are not expected to be material to the Company's financial position or the results of operations. The Company has received a notice from Pitt County, North Carolina that it may (along with many others) be a PRP at the Pitt County Landfill but the Company believes that any material which it shipped to the site was not of a hazardous nature. The Company has also received a request for information from the EPA addressed to a predecessor of the Company regarding the generation, storage, transportion and possible release of hazardous substances at a superfund site in Coraopolis, Pennsylvania, and the Company has complied with such request. The Company continues to investigate these matters, but expects that they will not be material to the Company's financial position or results of operations.

Releases of Hazardous Materials

         There have been releases of hazardous materials on a few parcels of property which are presently leased or operated by the Company. All such releases occurred prior to the occupation of the properties by the Company. All releases are in the process of assessment or remediation. At a site in Massachusetts leased by the Company the Lessor has received notice from two abutters that activities on the property prior to the Company's occupation may be the source of groundwater contamination on the abutters' property. Based upon an investigation by the Lessor, the claims do not appear to be supportable. Based on the information presently available to it, management does not believe that the costs of addressing any of the releases will have a material adverse effect on the Company's financial position or the results of operations.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                    The Board of Directors and Shareholders'
                                  Mestek, Inc.

         We have audited the accompanying consolidated balance sheets of Mestek, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mestek, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three year period ended December 31, 1997 in conformity with generally accepted accounting principles.

         We have also audited Schedule II of Mestek, Inc. and subsidiaries as of December 31, 1997 and for each of the years in the three year period ended December 31, 1997. In our opinion, the schedule presents fairly, in all material respects, the information required to be set forth therein.









/S/ GRANT THORNTON
    Grant Thornton

Boston, Massachusetts
March 6, 1998

                                  MESTEK, INC.
                           CONSOLIDATED BALANCE SHEETS
                               As of December 31,



                                                     1997              1996
                                                     ----             ----
                                                     (Dollars in thousands)
ASSETS

Current Assets
   Cash and Cash Equivalents                      $    2,494        $    11,649
   Accounts Receivable - less allowances of
     $2,529 and $1,701                                52,696             49,577
   Unbilled Accounts Receivable                          248                174
   Inventories                                        51,580             43,265
   Deferred Tax Benefit                                1,691              1,823
   Other Current Assets                                3,582              2,264
                                                   ----------     -------------

   Total Current Assets                               112,291           108,752

Property and Equipment - net                           40,715            31,439
Equity Investments                                      8,778             8,778
Other Assets and Deferred Charges  - net                5,516             5,832
Deferred Tax Benefit                                      -                 280
Excess of Cost over Net Assets of Acquired Companies   23,817            14,929
                                                     --------       -----------

   Total Assets                                      $191,117         $ 170,010
                                                     ========        ==========












See Accompanying Notes to Consolidated Financial Statements

                                  MESTEK, INC.
                     CONSOLIDATED BALANCE SHEETS (continued)
                               As of December 31,



                                                  1997                    1996
                                                  ----                    ----
                                                     (Dollars in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current Portion of Long-Term Debt              $    18,667         $      115
  Accounts Payable                                    20,276             19,559
  Accrued Salaries and Bonuses                         6,100              4,886
  Accrued Commissions                                  3,283              3,404
  Progress Billings in Excess of Cost
   and Estimated Earnings                              3,205              2,899
  Customer Deposits                                    3,570              4,829
  Other Accrued Liabilities                           15,134             13,786
                                                    -----------      -----------

Total Current Liabilities                             70,235             49,478

Deferred Tax Liability                                   224                -
Long-Term Debt                                           662             15,247
Deferred Compensation                                     14                 18
                                                    ------------  --------------

Total Liabilities                                     71,135             64,743
                                                     ----------    -----------

Minority Interests                                     1,975              1,549
                                                     -----------    ------------

Shareholders' Equity:
  Common Stock - no par, stated value $0.05 per
   share, 9,610,135 shares issued                        479                479
  Paid in Capital                                     15,434             15,434
  Retained Earnings                                  109,199             94,794
  Treasury Shares, at cost (683,830 and
   680,364 common shares, respectively)           (    6,109)        (    6,040)
  Cumulative Translation Adjustment               (      996)        (      949)
                                                  ------------      ------------
  Total Shareholders' Equity                         118,007            103,718
                                                    ---------        ----------

     Total Liabilities and Shareholders'
         Equity                                     $191,117          $ 170,010
                                                    ========          =========



See Accompanying Notes to Consolidated Financial Statements.

                                  MESTEK, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                        For the years ended December 31,

                                   1997               1996                1995
                                   ----               ----                ----
                        (Dollars in thousands, Except Earnings Per Common Share)

Net Sales                         $ 310,749        $ 283,413          $ 230,610
Net Service Revenues                 17,029           16,114             15,255
                                  -----------      -----------      -----------

Total Revenues                      327,778          299,527            245,865

Cost of Goods Sold                  223,539          208,050            166,009
Cost of Service Revenues              9,790            9,249              8,811
                                  -------------    ------------     ------------

Gross Profit                         94,449           82,228             71,045

Selling Expense                      40,929           35,492             32,160
General and Administrative
     Expense                         20,096           16,202             13,004
Engineering Expense                   8,029            7,642              5,711
                                   ------------     ------------   ------------

Operating Profit                     25,395           22,892             20,170

Interest Expense                 (    1,434)     (     1,377)       (       718)
Gain on Sale of Property                -              1,444                -
Other Income (Expense), Net      (      668)     (       968)        (    1,317)
                                  -----------     --------------    ------------

Income Before Income Taxes           23,293           21,991             18,135
Income Taxes                          8,888            8,662              7,229
                                   -----------      ----------      -----------

Net Income                         $ 14,405         $ 13,329           $ 10,906
                                   =========        =========           ========

Basic Earnings per Common Share:  $    1.61         $   1.49           $   1.21
                                  ===========       ===========       ==========

Basic Weighted Average Shares         8,929            8,938              9,019
 Outstanding                       ==========       ===========     ===========

Diluted Earnings Per Common Share  $   1.61        $    1.49           $   1.21
                                  ===========      ==========        ==========

Diluted Weighted Average Shares       8,951            8,943              9,019
  Outstanding                      ==========      ===========       ==========

See Accompanying Notes to Consolidated Financial Statements.

MESTEK, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY For the years ended December 31, 1997, 1996 and 1995




                            Common Paid In  Retain  Treasury    Trans     Cumul.
(Dollars In Thousands)      Stock  Capital  Earn    Shares      Adj       Total
----------------------     ------- -------  ------  --------   -----     ------




Bal-Dec 31, 1994            $479   $15,434  $70,559  $(4,808)   $(932)  $80,732

Net Income                                   10,906                      10,906
Common Stock Repurchased                              (  641)            (  641)
Cumulative Translation Adj                                         49        49
                            ------  ------- -------- ------   -------    -------
Bal-Dec 31, 1995            $479   $15,434  $81,465  $(5,449)  $( 883)  $91,046

Net Income                                   13,329                      13,329
Common Stock Repurchase                               (  591)            (  591)
Cumulative Translation Adj                                      (  66)   (   66)
                            ------  -------- -------- ------- --------  --------
Bal-Dec 31, 1996            $479   $15,434  $94,794  $(6,040)  $( 949) $103,718

Net Income                                   14,405                      14,405
Common Stock Repurchased                              (   69)            (   69)
Cumulative Translation Adj                                      (  47)   (   47)
                            ------ --------- -------- -------- -------- --------
Bal-Dec 31, 1997            $479   $15,434  $109,199 $(6,109)  $( 996) $118,007
                            =====  =======  ======== ========   ====== ========


See Accompanying Notes to Consolidated Financial Statements

                                  MESTEK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the years ended December 31,

                                                1997         1996          1995
                                              ----------- ------------- --------
                                                       (Dollars in thousands)
Cash Flows from Operating Activities:
  Net Income                                    $  14,405   $ 13,329   $ 10,906
Adjustments to Reconcile Net Income
     to Net Cash Provided by Operating
     Activities:
 Depreciation and Amortization                      6,548      5,143      3,940
 Provision for Losses on Accounts
     Receivable, net of write offs                    828        324     (   63)
 Gain on Sale of Property                              -     ( 1,444)        -
 Net Change in Minority Interests                  (    82)  (   491)        -
 Changes in assets and liabilities net
     of effects of acquisitions and dispositions:
  Accounts Receivable                              ( 2,498)  (  5,047)   (2,972)
  Unbilled Accounts Receivable                     (    74)  (     35)   (    5)
  Inventory                                        ( 6,894)     1,002    (3,176)
  Accounts Payable                                     430      1,109    ( ,823)
  Other Liabilities                                    247    ( 2,212)   (2,101)
  Progress Billings                                    306    (     5)       183

  Deferred Compensation                            (     4)   (     4)   (    3)
  Other                                                109      4,399    (4,248)
                                                 ------------ ------------------
Net Cash Provided by Operating
     Activities                                     13,321     16,068       628
                                                  ----------- ---------   ------
Cash Flows from Investing Activities:
   Capital Expenditures                           ( 11,740)   ( 7,213)   (2,963)
   Disposition of Property & Equipment                 -        4,642     2,727
   Acquisition of Businesses and Other
     Assets Net of Cash Acquired                  ( 12,886)   (14,172)  (15,595)
   Disposition of Business Segment                     -          -       6,000
                                                -------------- --------- ------
Net Cash (Used in)
     Investing Activities                         ( 24,626)  (16,743)  ( 9,831)
                                                  ---------  ---------  -------
Cash Flows from Financing Activities:
   Net Borrowings (Repayments) Under
     Revolving Credit Agreement                       3,500   ( 1,725)    2,406
   Principal Payments Under Long
     Term Debt Obligations                          ( 1,234)  ( 1,699)  ( 5,367)
   Proceeds from Issuance of Long
     Term Debt                                         -       15,000        -
   Purchase Price Payable - National Northeast         -         -        9,960
   Repurchase of Common Stock                        (   69)  (   591)   (  641)
                                                   ---------- ---------  -------
Net Cash Provided by Financing Activities             2,197    10,985     6,358
                                                   ---------- ---------- -------

Net Increase (Decrease) in Cash and
      Cash Equivalents                              ( 9,108)  10,310   ( 2,845)
Translation effect on Cash                          (    47) (    66)       49
Cash and Cash Equivalents -
      Beginning of Year                              11,649    1,405     4,201
                                                   --------- ---------  -------

Cash and Cash Equivalents -
      End of Year                                  $  2,494  $ 11,649 $  1,405
                                                  =========  ========= ========

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


Inventories

         Inventories are valued at the lower of cost or market. Approximately 89% of the cost of inventories is determined by the last-in, first-out (LIFO) method.


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

Excess of Cost Over Net Assets of Acquired Companies (Goodwill)

         The Company amortizes goodwill on the straight line basis over the estimated period to be benefitted. The acquisitions of stock of Hill Engineering, Inc., and Coilmate, Inc., and the additional consideration paid in respect of National Northeast Corporation, as more fully described in Note 2, resulted in goodwill of approximately $10,064,000 which will be amortized over 25 years. The Company continually evaluates the carrying value of goodwill. Any impairments would be recognized when the expected future operating cash flows derived from the underlying acquired businesses is less than the carrying value of the goodwill. Accumulated amortization of goodwill and other intangibles was $2,514,000 and $1,584,000 at December 31, 1997 and 1996, respectively.


Advertising Expense

         Advertising costs are charged to operations as incurred. Such charges aggregated $3,738,000, $3,193,000, and $2,942,000 for the years ended December 31, 1997, 1996 and 1995 respectively.


Equity Investments

         The Company's 48.6 percent interest in H. B. Smith Company, Incorporated (HBS) and 46.8 percent interest in EAFCO, Inc., (EAFCO), are accounted for under the equity method.


Research and Development Expense

         Research  and  development   expenses  are  charged  to  operations  as
incurred. Such charges aggregated $1,628,000, $1,018,000, and $894,000, for the years ended December 31, 1997, 1996 and 1995, respectively.


Software Development Expenses

         The Company's MCS, Inc. subsidiary is in the business of application software and systems development. SFAS No. 86 requires that development costs incurred subsequent to the establishment of technological feasibility for the product be capitalized, however, the Company does not believe that such amounts are material to the consolidated financial statements. Accordingly, all development costs are charged to expense as incurred. Such charges aggregated $1,575,000, $1,338,000, and $1,209,000, for the years ended December 31,1997,
1996, and 1995, respectively.


Treasury shares

         Common stock held in the Company's treasury has been recorded at cost.


Earnings per common share

         Basic earnings per share have been computed using the weighted average number of common shares outstanding. Common stock options, as more fully described in Note 15, were considered in the computation of Diluted earnings per share but had no effect.

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

          On January 31, 1997, the Company acquired 91.01% of the issued and outstanding common stock of Hill Engineering, Inc.(Hill) of Villa Park, Illinois and Danville, Kentucky. Hill is a leading producer of precision tools and dies for the gasket manufacturing and roll-forming industries and other specialty equipment. The purchase price paid for the acquired stock was $5,141,000. The Company has accounted for this acquisition under the purchase method of accounting.

          On November 3, 1997 the Company acquired 100% of the issued and outstanding common stock of Coilmate, Inc. (Coilmate) of Southington, Connecticut. Coilmate is the leading producer of pallet decoiling equipment for the metal stamping and roll forming industries. The purchase price paid was $3,521,000. The Company has accounted for this acquisition under the purchase method of accounting.

         Proforma unaudited results of operations for Hill Engineering and Coilmate for 1997 and 1996 are not provided herein as they are not considered material.

          On February 2, 1996, the Company acquired all of the issued and outstanding common stock of Omega Flex, Inc. of Exton, Pennsylvania (Omega). Omega is a manufacturer of flexible metal hose and related hose fabrications. The purchase price paid for the acquired stock was $9,119,000. The Company has accounted for this acquisition under the purchase method of accounting. Omega has leased its manufacturing and office facilities through December 31, 2001, for $268,000 per year.

            On February 5, 1996, the Company acquired certain assets of the press feeding and cut-to-length line businesses of Rowe Machinery & Automation, Inc. of Dallas, Texas (Rowe). Rowe is a leading manufacturer of press feeding and cut-to-length line equipment serving the appliance, office furniture, automotive, and many other markets. The purchase price paid was $5,495,000, including the assumed liabilities of $1,900,000. The Company has accounted for this acquisition under the purchase method of accounting. The Company leased the Rowe facility in Dallas, including machinery and equipment, on a short term basis through April of 1997.

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

         Proforma unaudited results of operations for Omega, Rowe, Dahlstrom, and Heat Exchangers, Inc. for 1996 and 1995 are not provided herein, as they are not considered material.

         On October 30, 1995, the Company executed an agreement to acquire approximately eighty-three (83%) of the issued and outstanding voting common stock of National Northeast Corporation and National Southeast Aluminum Corporation (National). National operates custom aluminum extrusion and fabrication facilities located in Pelham, New Hampshire, Lawrence, Massachusetts and Winter Haven, Florida. The transaction was accounted for under the purchase method of accounting as of October 30, 1995 and, accordingly, the Company has included the results of this acquired business in its consolidated statement of operations from this date. The Company itself is a user of aluminum extrusions in its HVAC segment. The consideration for the purchase was $9.96 million in cash plus certain additional consideration, contingent upon a future level of earnings, as described above. The transaction was completed on January 2, 1996. Subsequent to that date, the Company, through National, has purchased additional shares raising its ownership percentage to approximately 88%.

         Proforma unaudited results of operations for 1995 and 1994, reflecting a hypothetical acquisition date of January 1, 1994 are as follows:

                                                1995             1994
 Total Revenues                               $267,234          $242,197
 Net Income                                     11,652             9,657
 Earnings Per Share                              $1.30             $1.06


         On November 15, 1995, the Company acquired substantially all of the accounts receivable, inventory, fixed and intangible assets of Heat Exchangers, Inc., a manufacturer of portable air conditioning equipment in Skokie, Illinois. The purchase price paid, including the assumption of $812,000 of liabilities, was $6,764,000. The acquisition was accounted for under the purchase method of accounting.

        Under the purchase method of accounting, results of operations of acquired businesses are included in consolidated operations subsequent to the date of acquisition.


3. INVENTORIES

Inventories consisted of the following at December 31:

                                      1997                            1996
                                -----------------                 -----------

 Finished Goods                     $18,012,000                  $   11,004,000
 Work-in-progress                    15,386,000                      14,877,000
 Raw materials                       25,842,000                      24,924,000
                                   --------------                 -------------
                                     59,240,000                      50,805,000
 Less provision for LIFO
     method of valuation             (7,660,000)                     (7,540,000)
                                   --------------                  -------------
                                    $51,580,000                    $ 43,265,000
                                   ==============                  ============

       Progress billings exceeded related contract costs by $3,205,000, and $2,899,000, at December 31, 1997 and 1996, respectively. As such, these amounts are reported as a liability in the accompanying consolidated financial statements.

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:
                                                               Depreciation and
                                                               Amortization Est.
                          1997                 1996              Useful Lives
                  ------------------    ------------------     ----------------

 Land                  $  2,045,000       $   1,092,000
 Buildings               18,319,000          13,657,000            19-39 Years
 Leasehold Improvements   4,352,000           4,186,000            15-39 Years
 Equipment               60,260,000          51,183,000             3-10 Years
                      -------------        ------------

                         84,976,000          70,118,000
 Accum.Depreciation     (44,261,000)        (38,679,000)
                     --------------        ------------

                      $  40,715,000        $ 31,439,000
                    ===============        ============


       The above amounts include $1,939,000, and $437,000, at December 31, 1997 and 1996, respectively, in assets that had not yet been placed in service by the Company. No depreciation was recorded in the related periods for these assets.

       Depreciation and amortization expense was $6,548,000, $5,143,000, and $3,864,000, for the years ended December 31, 1997, 1996, and 1995, respectively.


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

       EAFCO produces cast iron boiler sections for the boiler industry. EAFCO used a portion of the proceeds to modernize its foundry facilities and equipment and began supplying cast iron boiler sections to the Company in 1993. This investment is accounted for in accordance with the equity method of accounting. The Company reported its share of EAFCO's operating results, which were not material, in Other Income (Expense) in the consolidated financial statements in 1997, 1996, and 1995.

       The Company purchases approximately $19,000,000 on an annualized basis from EAFCO and HBS together. The Company's net receivable from EAFCO and HBS together was $2,568,000 and $1,352,000 at December 31, 1997 and 1996,
respectively.

6. LONG TERM DEBT

       Long-Term Debt consisted of the following:


                                               Dec. 31,              Dec. 31,
                                                 1997                  1996
                                              ----------            -------

Senior Notes                                 $15,000,000          $15,000,000
Revolving Loan Agreement                       3,500,000               -
Other Bonds and Notes Payable                    829,000              362,000
                                            ---------------       ------------
                                              19,329,000           15,362,000
    Less Current Maturities                 ( 18,667,000)        (    115,000)
                                            ----------------       -------------
                                             $   662,000          $15,247,000
                                            =============        ===============

       Senior Notes - On April 5, 1996, the Company borrowed $15,000,000 from a commercial insurance company on an unsecured basis, executing a Note Purchase Agreement and related Senior Notes, (the Notes). The Notes mature March 1, 1998 and bear interest at 5.53%. The Note Purchase Agreement contains a number of financial covenants which limit the Company's overall debt, its dividends, and in certain circumstances, its ability to effect acquisitions and/or divestitures. The Company's management does not believe that these limitations will materially affect the Company's future operations or strategic plans. The Company intends paid off the Notes at maturity using its Revolving Loan and Letter of Credit Facility.

       Revolving Loan Agreement - On January 1, 1992, the Company entered into a Revolving Loan Agreement and Letter of Credit Facility (the Agreement) with a commercial bank. The Agreement, originally set to expire on January 1, 1993, has been amended and extended through April 30, 1998. It currently provides $50 million of unsecured revolving credit, $10 million of standby letter of credit capacity, and $5,000,000 of unsecured revolving credit in Canadian dollars. Borrowings under the Agreement bear interest at a floating rate based on the bank's prime rate less 1.75% or, at the discretion of the borrower, LIBOR plus a quoted market factor. Management expects to renew the Agreement on a one year basis prior to April 30, 1998. The Revolving Loan Agreement contains financial covenants which require that the Company maintain certain current ratios, working capital amounts, capital bases and leverage ratios. This Agreement also contains restrictions regarding the creation of indebtedness, the occurrence of mergers or consolidations, the sale of subsidiary stock, and the payment of dividends in excess of 50% of net income. Commitment fees on letters of credit are 3/4% annually. Outstanding letters of credit, principally related to the Company's insurance programs, aggregated $3,284,000, and $3,233,000, at December 31, 1997 and 1996, respectively.

       Other Bonds and Notes Payable - The Company is obligated under the terms of an Industrial Revenue Bond (the Bond) secured by its facility in Wyalusing, Pennsylvania. The Bond bears interest at 5% and matures on July 25, 2001. The outstanding balance under the Bond at December 31, 1997 was $142,000. The Company's National Northeast subsidiary is obligated under a non-interest bearing subordinated Note Payable on which interest was imputed at 8%. The notes are secured by certain pieces of equipment. The outstanding balance under the note at December 31, 1997 was $107,490 and the note matures on May 1, 2001. The Company's Hill Engineering subsidiary is obligated under two Industrial Revenue Bonds secured by certain of its operating assets. The outstanding balances under the bonds at December 31, 1997 were $130,000 and $450,000, respectively. The former of these bears interest at 9% and matures on November 1, 2000; the latter bears interest at 80% of the prime rate and matures on September 1, 2005.

          Cash paid for  interest  was  $1,434,000,  $1,377,000,  and  $718,000, during the years ended December 31, 1997, 1996, and 1995, respectively.

Maturities of long-term debt in each of the next five years are as follows:

                             1998 - $18,667,000
                             1999 -     175,000
                             2000 -     157,000
                             2001 -      86,000
                             2002 -      60,000

       The fair value of the Company's long-term debt is estimated based on the current interest rates offered to the Company for debt of the same remaining maturities. Management believes the carrying value of debt and the contractual values of the outstanding letters of credit approximate their fair values as of December 31, 1997.


7. SHAREHOLDERS' EQUITY

       The Company has authorized common stock of 20,000,000 shares with no par value, and a stated value of $0.05 per share. As of December 31, 1997, John E. Reed, Chairman, President and CEO of the Company and Stewart B. Reed, a Director of the Company and son of John E. Reed, together beneficially own a majority of the outstanding shares of the Company's common stock.

       By a vote of its shareholders at its annual meeting of shareholders on May 22, 1996, the Company amended its Articles of Incorporation to authorize 10,000,000 shares of a new class (or classes) of preferred stock (the Preferred Stock) and to eliminate both its $5.00 convertible, non-cumulative, non-voting, $100 par, preferred stock (the Convertible Preferred) and its $6.00, $100 par, redeemable preferred stock (the Redeemable Preferred). As of December 31, 1997 no shares of the Preferred Stock have been issued.

8. INCOME TAXES

       Income  before  income  taxes  included  foreign  earnings   (losses)  of
($730,000),  ($474,000)  and  $217,000 in 1997,  1996,  and 1995,  respectively.
Income tax expense (benefit) consisted of the following:

                                           1997           1996          1995
                                       ------------   ------------    ----------
       Federal Income Tax:
         Current                        $7,188,000    $7,259,000     $5,894,000
         Deferred                          527,000   (   134,000)   (   174,000)
       State Income Tax:
         Current                         1,045,000     1,551,000      1,543,000
         Deferred                          166,000   (    29,000)   (    46,000)
       Foreign Income Tax:
         Current                            18,000        15,000         12,000
         Deferred                       (   56,000)       -                -
                                      -------------   -------------- -----------

       Income Taxes                     $8,888,000    $8,662,000     $7,229,000
                                       ============    ============   ==========

       Total income tax expense from continuing operations differed from "expected" income tax expense, computed by applying the U.S. federal income tax rate of 35 percent to earnings before income tax, as follows:

                                          1997             1996         1995
                                      ------------  -------------    -----------

Computed "expected" income tax          $8,218,000    $7,736,000     $6,347,000
State income tax, net of
       federal tax benefit                 787,000       989,000        973,000
Foreign tax rate differential           (   22,000)    (  14,000)    (   15,000)
Change in beginning year balance
       of the valuation allowance for
       deferred tax assets allocated
       to income tax expense                  -            -          (  76,000)
Other - net                             (   95,000)    (  49,000)          -
                                        ------------   ----------    -----------

Income Taxes                            $8,888,000    $8,662,000     $7,229,000
                                        ============   ==========     ==========

A  deferred  income  tax  (expense)   benefit  results  from  temporary   timing
differences in the recognition of income and expense for income tax and financial reporting purposes. The components of and changes in the net deferred tax assets (liability) which give rise to this deferred income tax (expense) benefit for the year ended December 31, 1997 are as follows:

                                     Change
                       December 31, (Expense) December 31,
                                      1996          Benefit            1997
                                    ------------   ------------      -----------
Deferred Tax Assets:
Warranty Reserve                     $  775,000     ($ 209,000)       $ 566,000
Compensated Absences                    821,000     (   99,000)         722,000
Inventory Valuation                     364,000        104,000          468,000
Accounts Receivable Valuation           682,000        176,000          858,000
State Tax Operating Loss
   Carryforward                         141,000         17,000          158,000
Foreign Tax Operating Loss
   Carryforward                         712,000         56,000          768,000
Deferred Income on Sale of Assets
   to Nonconsolidated Investees         213,000       ( 54,000)         159,000
Other                                     0             17,000           17,000
                                       -----------    -----------    -----------

Total Gross Deferred Tax Assets       3,708,000          8,000        3,716,000

Less Valuation Allowance            (   119,000)           -          ( 119,000)
                                     ------------   --------------    ----------
       Deferred Tax Assets            3,589,000          8,000        3,597,000
                                    ------------    -------------      ---------
Deferred Tax Liabilities:
Prepaid Expenses                    (   578,000)   (   155,000)     (   733,000)
Depreciation and Amortization       (   587,000)   (   810,000)     ( 1,397,000)
Other                               (   321,000)       321,000            0
                                    ------------     ----------     -----------

       Deferred Tax Liabilities      (1,486,000)   (   644,000)      (2,130,000)
                                    -----------      -------------   -----------
       Net Deferred Tax Assets      $ 2,103,000    ( $  36,000)      $1,467,000
                                    ===========       ===========   ============


       A valuation allowance of $195,000 was established at December 31, 1993. This allowance reflects uncertainties as to the realization of a portion of the foreign tax operating loss carryforward identified above. This valuation allowance was adjusted downward to $119,000 on December 31, 1995 because the foreign operations resulted in earnings for the year. At December 31, 1997, no additional valuation allowance has been established relative to the remaining foreign tax operating loss carryforward or state tax operating loss carryforward. It is management's belief that it is more likely than not that these carry forwards will be utilized prior to their expiration. The Company has available to it a number of tax planning opportunities which support this conclusion.

       At December 31, 1997, the Company has state tax operating loss and foreign tax operating loss carryforwards of approximately $3,288,000 and $1,724,000, respectively, which are available to reduce future income taxes payable, subject to applicable "carryforward" rules and limitations. These losses begin to expire after the following years:

                                  State                             Foreign

       2000                    $   410,000                        $1,724,000
       2007                      2,878,000                             -
                                 ---------                        ----------
                               $ 3,288,000                        $1,724,000
                                ==========                        ==========

       Cash paid for income taxes was $9,027,000, $7,354,000 and $8,222,000, for the years ended December 31, 1997, 1996 and 1995 respectively.

9. LEASES

       The Company leases various manufacturing facilities and equipment from companies owned by certain officers and directors of the Company, either directly or indirectly, through affiliates. The leases generally provide that the Company will bear the cost of property taxes and insurance.

       Details of the principal operating leases with related parties as of December 31, 1997 including the effect of renewals and amendments executed subsequent to December 31, 1997 are as follows:

                                     Date                 Basic        Minimum
                                      of                  Annual       Future
                                    Lease     Term        Rental       Rentals
Sterling Realty Trust
Land and Building - Main           12/17/84  15 years    $ 192,000  $   384,000
Land and Building - Engineering    07/01/83  15 years       42,000       21,000
Land and Building - South Complex  01/01/94  15 years      256,800    2,824,800
Machinery & Equipment              01/01/93   5 years       41,460         *
(Westfield, Farmville and Wrens
     Locations)

Machinery Rental
Machinery & Equipment              01/01/93   5 years      223,980         *
(Westfield, Farmville, Wrens and
     South Windsor Locations)

Elizabeth C. Reed Trust
Machinery and Equipment            01/01/93   5 years       14,100         *

Production Realty
Land and Building                  01/01/97   2 years      114,000      114,000

Rudbeek Realty Corp.
(Farmville Location)               11/02/92 17.66 years    366,000    5,100,000

MacKeeber
(South Windsor Location)           01/01/97   8 years      324,600    2,272,200

     * Lease renewal process incomplete as of March 6, 1998; rentals month to month pending renewal.

     Rent expense for operating leases, including those with related parties, was $2,719,000, $3,454,000 and $2,581,000 for the years ended December 31, 1997,
1996 and 1995, respectively.

     Future minimum lease payments under all noncancelable leases as of December 31, 1997 are as follows:
                                                       Operating
       Year Ending December 31,                          Leases

                  1998                                 $ 2,542,000
                  1999                                   2,303,000
                  2000                                   1,814,000
                  2001                                   1,531,000
                  2002                                   1,263,000
            After 2002                                   5,250,000

                                                       ------------
Total minimum lease payments                           $14,703,000
                                                       ============

10. EMPLOYEE BENEFIT PLANS

       The Company maintains a qualified non-contributory profit-sharing plan covering all eligible employees. Contributions to the plan were $1,011,000, $ 872,000, and $828,000, for the years ended December 31, 1997, 1996, and 1995, respectively. Contributions to the Plan are defined as 3.0% of gross wages up to the current Old Age, Survivors, and Disability, (OASDI), limit and 6.0% of the excess over the Old Age, Survivors, and Disability, (OASDI), limit, subject to the maximum allowed under the Employee Retirement Income Security Act, (ERISA). The plan's vesting terms are 20% vesting after 3 years of service, 40% after 4 years, 60% after 5 years, 80% after 6 years, and 100% vesting after 7 years.

       In addition to the profit-sharing plan, the Company also offers the following defined contribution benefit plans:

       The Company maintains a Retirement Savings Plan qualified under Internal Revenue Code Section 401(k) for employees covered under regional collective bargaining agreements. Service eligibility requirements differ by division and collective bargaining agreement. Participants may elect to have up to 15% of their compensation withheld, up to the maximum allowed by the Internal Revenue Code. Participants may also elect to make nondeductible voluntary contributions up to an additional 10% of their gross earnings each year within the legal limits. The Company contributes differing amounts depending upon the division's collective bargaining agreement. Contributions are funded on a current basis. Contributions to the Plan were $269,000, $247,000, and $252,000, for the years ended December 31, 1997, 1996, and 1995, respectively.

       The Company  maintains  a separate  qualified  401(k)  Plan for  salaried employees not covered by a collective bargaining agreement, who chose to participate, and who have at least one year of 1,000 hours or more of service at the time of participation. Participants may elect to have up to 15% of their compensation withheld, up to the maximum allowed by the Internal Revenue Code. Participants may also elect to make nondeductible voluntary contributions up to an additional 10% of their gross earnings each year within the legal limits. The Company contributes $0.25 of each $1.00 deferred by participants and deposited to the Plan not to exceed 1.50% of an employee's compensation. The Company does not match any amounts for withholdings from participants in excess of 6.00% of their compensation or for any nondeductible voluntary contributions. Contributions are funded on a current basis. Contributions to the Plan were $392,000, $349,000, and $243,000 for the years ended December 1997, 1996, and
1995, respectively.

       One of the Company's subsidiaries maintains a qualified defined contribution target benefit pension plan which covers substantially all of it's employees. Pension costs are accrued annually based on contributions earned by participants under plan provisions as determined by an independent actuary. The total expense related to this pension plan for the twelve months ended December 31, 1997, 1996, and 1995 was $65,000, $70,000, and $64,000, respectively.

       The Company maintains bonus plans for its officers and other key employees. The plans generally allow for annual bonuses for individual employees based upon the operating results of related profit centers in excess of a percentage of the Company's investment in the respective profit centers. The Company maintains an employment agreement with it's chief executive officer.

       Approximately 28% of the Company's employees are covered under collective bargaining agreements, of which 17% are covered under agreements expected to be renewed in 1998.

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

       The Company is obligated as guarantor with respect to the debt of MacKeeber Associates Limited Partnership, a Connecticut Limited Partnership, under an Industrial Development Bond issued in 1984 by the Connecticut Development Authority. The balance outstanding under the bond as of December 31, 1997 was $1,060,000.

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

       The following table presents segment information for the years ended December 31, 1997, 1996, and 1995. Segment information reflecting the operations of acquired businesses is shown only for the periods following acquisition.


                               1997                    1996                1995
                          -------------          -------------       ---------

                             (Dollars in thousands)
Total Revenues
     HVAC                     $229,423               $ 228,115        $ 218,456
     Computer Systems           17,029                  16,114           15,255
     Metal Products             81,326                  55,298           12,154
                               ----------             -----------     ----------

     Total Revenues           $327,778               $ 299,527         $245,865
                               ========               =========        =========

 Operating Profit
     HVAC                     $ 17,846                  16,142           15,495
     Computer Systems            3,289                   3,063            2,749
     Metal Products              4,260                   3,687            1,926
                             ----------             -----------      -----------

     Total Operating Profit   $ 25,395              $   22,892         $ 20,170
                              ========              ==========         ========



     Other information regarding the segments for the years 1997, 1996, and 1995 is as follows:

                                                     1997

                       Identifiable assets         Capital          Depreciation
                         (at year-end)          expenditures *         expense
                             (Dollars in thousands)

     HVAC                    $ 123,960          $  4,047                $  2,727
     Computer Systems            5,045               166                     119
     Metal Products             62,112             7,527                   2,736
                             ----------        ---------                --------

          Total               $191,117           $11,740                 $ 5,582
                              ========           =======                 =======



                                                     1996

                       Identifiable assets        Capital           Depreciation
                          (at year-end)        expenditures *          expense
                             (Dollars in thousands)

     HVAC                     $122,365          $   3,950              $   3,020
     Computer Systems            4,554                204                     20
     Metal Products             43,091              3,059                  1,818
                           -------------      --------------        ------------

         Total                $170,010           $  7,213              $   4,858
                             ===========         ===========        ============

                                                     1995

                            Identifiable assets      Capital        Depreciation
                                (at year-end)     expenditures *      expense
                             (Dollars in thousands)

     HVAC                     $   114,381        $      2,416       $      3,535
     Computer Systems               4,650                  25                 69
     Metal Products                22,400                 522                260
                              -----------       ----------------  --------------

         Total                $   141,431        $      2,963       $     3,864
                              ===========        ============        ===========

1996 and 1995 Segment data has been reclassified for purposes of comparability.

     * Excludes capital assets acquired by acquisition.

     The Company sells its HVAC products primarily to contractors, installers, and end users in the construction industry, wholesale distributors, and original equipment manufacturers. At December 31, 1997 and 1996, accounts receivable, net of allowances, totaled $52,696,000 and $49,577,000, respectively. These receivables are generally of high quality, and the Company's history is that losses from bad debts are not excessive. Management believes that established reserves at December 31, 1997 are adequate to absorb any such losses.

13. SELECTED QUARTERLY  INFORMATION (UNAUDITED)

     The table below sets forth selected quarterly information for each full quarter of 1997 and 1996. (Dollars in thousands except per common share amounts).

1997                       1st            2nd           3rd                 4th
----                     Quarter       Quarter        Quarter            Quarter

Total Revenues          $ 75,216      $ 74,868       $ 87,327           $ 90,367
Gross Profit            $ 20,427      $ 20,016       $ 24,980           $ 29,026

Net Income              $  3,253      $  2,241       $  3,841           $  5,070
Per Common Share:
     Basic               $   .36      $   .25        $    .43            $   .57
     Diluted                 .36          .25             .43                .57

1996                        1st           2nd           3rd                4th
----                      Quarter     Quarter         Quarter            Quarter

Total Revenues           $66,317      $68,191         $79,067            $85,952
Gross Profit             $19,222      $18,678         $21,273            $23,055

Net Income               $ 3,142      $ 2,741         $ 3,228            $ 4,218
Per Common Share:
     Basic               $   .35      $   .31         $   .36            $   .47
     Diluted                 .35          .31             .36                .47


14. COMMON STOCK BUYBACK PROGRAM

     In  1997  and  1996  the  Company   continued   its  program  of  selective
"open-market" and odd-lot purchases. 3,466 and 45,500 of such shares were acquired in 1997 and 1996, respectively. All such shares are accounted for as treasury shares.

15. STOCK OPTION PLANS

     On March 20, 1996 the Company adopted a stock option plan, the Mestek, Inc. 1996 Stock Option Plan, (the Plan), which provides for the granting of incentive and nonqualified stock options on up to 500,000 shares of stock to certain employees of the Company and other persons, including directors, for the purchase of the Company's common stock at fair market value at the date of grant. The Plan was approved by the Company's shareholders on May 22, 1996. Options granted under the plan vest over a five-year period and expire at the end of ten years. During 1996, 90,000 options were granted, at an exercise price of $13.75, to four employees and these options are outstanding at December 31, 1997.

     As of March 20, 1996, the date of grant, the fair value of the options was estimated using the Black- Scholes model with the following weighted average assumptions:

     Expected life (years)                                             10
     Interest                                                       6.56%
     Volatility                                                     22.5%
     Dividend yield                                                    0%

     Effective with 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, SFAS No. 123. As permitted by the statement, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation expense has been recognized for its stock-based compensation plan. Had the fair value method of accounting been applied to the Company's stock option plan, with compensation cost for the Plan determined on the basis of the fair value at the grant date for awards in 1997 and 1996, the Company's net income and earnings per share would have been as follows:

                                                   1997                1996
                                                   ----                ---
Net Earnings - as reported                        $14,405             $13,329
Net Earnings - pro forma                          $14,326             $13,268
Earnings per share - as reported                    $1.61               $1.49
Earnings per share - pro forma                      $1.61               $1.48


The application of SFAS 123 for pro forma disclosure may not be representative of future effects of applying the statement.

                                    PART III

     With respect to items 10 through 13, the Company will file with the Securities and Exchange Commission, within 120 days of the close of its fiscal year, a definitive proxy statement pursuant to Regulation 14-A.


Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors of the Company will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held May 12, 1998, and to the extent required, is incorporated herein by reference. Information regarding executive officers of the Company is set forth under the caption "Executive Officers".


Item 11 - EXECUTIVE COMPENSATION

     Information regarding executive compensation will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held May 12, 1998, and, to the extent required, is incorporated herein by reference.

     The report of the Compensation Committee of the Board of Directors of the Company shall not be deemed incorporated by reference by any general statement incorporating by reference the proxy statement into any filing under the Securities Exchange Act of 1934, and shall not otherwise be deemed filed under such Act.


Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held May 12, 1998, and, to the extent required, is incorporated herein by reference.


Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held May 12, 1998, and, to the extent required, is incorporated herein by reference.

                                     PART IV


Item 14 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K


                                      INDEX
                                                                     Pages of
                                                                    this report


Independent Auditors' Reports                                           Page 19

Financial Statements:

(a)(1)     Consolidated Balance Sheets as of December 31, 1997
           and 1996                                             Pages 20 and 21

     Consolidated Statements of Income for the Years Ended
     December 31, 1997, 1996, and 1995                                  Page 22

     Consolidated Statements of Shareholders' Equity for
     the Years Ended December 31, 1997, 1996, and 1995                  Page 23

     Consolidated Statements of Cash Flows for the Years
     Ended December 31, 1997, 1996, and 1995                            Page 24

     Notes to the Consolidated Financial Statements            Pages 25 thru 39

(a)(2)  Financial Statement Schedules


      II. Valuation and Qualifying Accounts                             Page 42

     All other financial statement schedules required by Item 14(a)(2) have been omitted because they are inapplicable or because the required information has been included in the consolidated financial statements or notes thereto.

(a)(3)   Exhibits
     The Exhibit Index is set forth on Pages 43 through 45

(b) No reports on Form 8-K were filed during the three months ended December 31, 1997.


     No annual report to security holders as of December 31, 1997 had been sent to security holders and no proxy statement, form of proxy or other proxy soliciting material has been sent by the registrant to more than ten of the registrant's security holders with respect to any annual or other meeting of security holders held or to be held in 1998. Such annual report to security holders, proxy statement or form of proxy will be furnished to security holders subsequent to the filing of this Annual Report on Form 10-K.

                                                                  Schedule II




                                  MESTEK, INC.
                        Valuation and Qualifying Accounts
                  Years ended December 31, 1997, 1996 and 1995



                                      Charged
                          Bal. at     to cost                            Bal.
                          at Beg.     and          Other     Deduct.     at end
Year     Description      of Year     expense     (Desc.)   (Desc.)      of Year
----     -----------      -------      -------     -------   -------    --------

1997     Allowance
         for doubtful
         accounts        $1,701       $1,124      $16(1)     $(312)(2)   $2,529

1996    Allowance
            for doubtful
            accounts     $1,377       $  740      $26(1)     $(442)(2)    $1,701

1995     Allowance
         for doubtful
         accounts        $1,440       $  867      $76(1)   $(1,006)(2)    $1,377



(1) Includes recoveries of amounts previously written-off and allowances for doubtful accounts of acquired companies.

(2) Bad debts written off.

EXHIBIT INDEX

         Those documents followed by a parenthetical notation are incorporated herein by reference to previous filings with the Securities and Exchange Commission as set forth below.

Exhibit No.
Description
****************

3.1     Restated Articles of Incorporation of Mestek, Inc., as amended       (K)

3.2     By-laws of Mestek, Inc. as amended through April 1, 1993             (D)

10.1     Employment Agreement dated January 1, 1982 between Mestek
         and John E. Reed                                                    (A)

10.2     Lease dated July 1, 1983 between Sterling Realty Trust (lessor)
         and Mestek, Inc. (lessee)                                           (D)

10.3 Lease dated December 17, 1984 between Mestek (lessee) and Sterling Realty Trust (lessor), as amended on November 1, 1991 (D)

10.4     Lease dated January 1, 1994 between Mestek (lessee) and Sterling    (D)
         Realty Trust (lessor)

10.5     Amended and restated lease agreement dated as of July 1, 1997 between
         Mestek, Inc. (lessee) and Rudbeek Realty Corp. (lessor)             (K)

10.6     Amended and restated lease agreement dated as of January 1, 1997    (D)
         between Vulcan Radiator Division, Mestek, Inc. (lessee) and
         MacKeeber Associates Limited Partnership (lessor).

10.7 Equipment Lease Agreement dated January 1, 1993, between (D) Mestek (lessee) and Sterling Realty Trust (lessor)

10.8 Loan Agreement dated as of December 1, 1984 among Reed National Corp., Rudbeek Realty Corp. and The Pitt County Industrial Facilities and Pollution Control Financing Authority and the Promissory Notes thereunder, two Guaranty Agreements dated as of December 1, 1984 between Reed National Corp., NCNB National Bank of (A) North Carolina, and Rudbeek Realty Corp.

10.9 Loan Agreement dated as of May 1, 1984 among the Connecticut Development Authority (the "CDA"), MacKeeber Limited Partnership, Vulcan Radiator Corporation and the Promissory Notes thereunder; Guaranty of Vulcan Radiator Corporation and Reed National Corp. to
         the Connecticut Bank and Trust Company, N.A.                        (A)

10.10    Note Agreement dated as of July 1, 1987 between Mestek              (B)
         Inc. and Massachusetts Mutual Life Insurance Company.

10.11    Indemnification  Agreements entered into between Mestek, Inc. and its
         Directors  and  Officers  and  the  Directors  of  its   wholly-owned
         subsidiaries  incorporated by reference as provided herein, except as
         set forth in the attached schedule.                                 (C)
10.12    Acquisition Agreement dated July 29, 1993 for the Purchase of Stock of Chester Environmental, Inc. between Duquesne
         Enterprises, Inc. and Mestek, Inc.                                  (D)

10.13    Variable Interest Rate Cognovit Note dated December 15,
         1993 between Mestek, Inc. and The Mary Staebell Trust               (D)

10.14    Loan Agreement and Promissory Note between Mestek, Inc.
         and ABN Amro Bank, N.V., dated July 9, 1993                         (D)

10.15    Loan Agreement and Promissory Note dated June 7, 1993
         between The First National Bank of Boston and Mestek, Inc.          (D)

10.16 Mortgage Note dated February 1, 1986 between Arrow United Industries, Inc. and Chemical Bank; said Note assumed by (D) Mestek, Inc. in the purchase of certain assets of Arrow United Industries, Inc.

10.17    Closing Agreement dated February 10, 1995 between Shougang          (E)
         Mechanical Equipment of Pennsylvania, Inc. and West Homestead
         Joint Venture Corporation.

10.18    Equipment Lease Agreement dated January 1, 1993 between             (E)
         Machinery Rental Company (Lessor) and Vulcan Radiator
         Corporation (Lessee).

10.19    Equipment Lease Agreement dated January 1, 1993 between Machinery   (E)
         Rental Company (Lessor) and Mestek, Inc. (Lessee).

10.20    Equipment Lease Agreement dated January 1, 1993 between Elizabeth   (E)

10.21 Asset Purchase Agreement dated September 9, 1994 between Mestek, (E) Inc. and Aztec International, Ltd., debtor-in-possession; and Aztec Sensible Cooling, Inc., debtor-in-possession, and the Amendment thereto dated October 31, 1994.

10.22 Stock Purchase Agreement relating to the acquisition of stock of (F) National Northeast Corporation dated October 30, 1995 by and between Mestek, Inc. as Buyer and David Weener, Wayne Frerichs, Mark McCrill, and Jon Morrison as Sellers; Stock Purchase Agreement dated October 30, 1995 relating to the acquisition of stock of National Southeast Aluminum Corporation by and between Mestek, Inc. as Buyer and David Weener, Wayne Frerichs, Mark McCrill, and Jon Morrison as Sellers.

10.23    Asset Purchase Agreement dated November 15, 1995 by and between Mestek,
         Inc. and Heat Exchangers, Inc. and Lease.                           (G)

10.24 Stock Purchase Agreement dated February 2, 1996 for the purchase of stock of Omega Flex, Inc. between Mestek, Inc. and Koji Shimada and
         Lease.                                                              (G)

10.25 Agreement for the Purchase and Sale of Assets dated January 12, 1996 by and between Mestex, Ltd., Rowe Machinery & Automation, Inc., and Met-Coil Systems Corporation, and the Amendment thereto dated
         February 5, 1996 and Lease.                                         (G)

10.26    Stock Purchase Agreement dated October 27, 1997 between Formtek, Inc.
         and Joseph Julian.                                                  (J)

10.27    Asset Purchase Agreement dated October 2, 1995 by and between Mestek,
         Inc. and Honeywell, Inc.                                            (H)

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

10.30    1996 Mestek, Inc. Stock Option Plan.                                (I)
10.31 Amended and Restated Revolving Loans and Foreign Exchange Facilities Agreement between Mestek, Inc. and Bank Boston dated July 15, 1997. (J)

10.31 Agreement for The Purchase and Sale of Assets between Formtek, Inc. (K) (Purchaser)and Dalhstrom Industries, Inc. (Seller) dated August 8,1996.

10.32    Lease dated January 1, 1997 between Pacific/ Air Balance, Inc. (Lessee)
         and Production Realty, Inc. (Lessor).                               (J)

10.33 Stock Purchase Agreement between Formtek, Inc.(Purchaser) and (K) Maurice Hill Trust dated August 16, 1991, Thomas Nedbal, Donald Hill, Robert Martinelli, Elmer Utley, and Allen Reczek (Sellers) dated January 30, 1997.

10.34 Letter Agreement between Mestek, Inc. and the Travelers Insurance (K) Company, dated March 1, 1996, regarding 5.53% Senior Notes due March 1, 1998.

10.35    Supplemental Executive Retirement Agreements entered into between   (J)
         Mestek, Inc. and certain of its officers.

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

         (F) Filed as an Exhibit to the Current Report on Form 8-K dated November 13, 1995.

         (G) Filed as an Exhibit to the Current Report on Form 8-K dated February 13, 1996.

         (H) Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 1995.

         (I) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

         (J) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

         (K) Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 1996.

                Exhibit 11.1


                                  MESTEK, INC.
              Schedule of Computation of Earnings Per Common Share




                            Years Ended December 31,
                                 1997 1996 1995
                                       ----            ----            ----


Net income for earnings per share    $ 14,405         $ 13,329        $10,906
                                    --------         --------        -------


Basic weighted average number of common shares
   outstanding                          8,929            8,938          9,019
                                      ========         ========      =========


Basic earnings per common share         $1.61            $1.49          $1.21
                                       ========         ========     ==========

Diluted weighted average number of common shares
  outstanding                           8,951            8,943          9,019
                                       ========         ========     ==========

Diluted earnings per common share       $1.61            $1.49          $1.21
                                       ========         ========      =========

                                                                 Exhibit 22.1




                              LIST OF SUBSIDIARIES


                                                             Jurisdiction of
       Name                                                  Formation

   Advanced Thermal Hydronics, Inc.                          Delaware

   Alapco Holding, Inc.                                      Delaware

   Deltex Partners, Inc.                                     Delaware

   Formtek, Inc.                                             Delaware

        Cooper-Weymouth, Peterson, Inc.                      Delaware

        Hill Engineering, Inc.                               Illinois

        CoilMate, Inc.                                       Connecticut

   Gentex Partners, Inc.                                     Texas

        Mestex, Ltd. (Texas limited partnership)             Texas

        Yorktown Properties, Ltd. (Texas limited partnership)Texas

   HBS Acquisition Corporation                               Delaware

   Lexington Business Trust (Massachusetts business trust)   Massachusetts

   Mestek Canada, Inc.                                       Ontario

   Mestek Foreign Sales Corporation                          U.S. Virgin Islands

   Mestek Technology, Inc.                                   Delaware

   MCS, Inc.                                                 Pennsylvania

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

                                  MESTEK, INC.




Date: March 27, 1998                    By: /S/ John E. Reed
-------------------------------------   ----------------
                       John E. Reed, Chairman of the Board
                           and Chief Executive Officer

Date:  March 27, 1998                   By: /S/ Stephen M. Shea
------------------------------------   -------------------
                                        Stephen M. Shea, Senior Vice President
                        Finance, Chief Financial Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Date:  March 27, 1998                    By: /S/ A. Warne Bouce
--------------------------------------   ------------------
                                         A. Warne Boyce, Director




Date:  March 27, 1998                     By: /S/ E. Herbert Burk
------------------------------------      -------------------
                            E. Herbert Burk, Director




Date:  March 27, 1998                    By: /S/ William J. Coad
-----------------------------------      -------------------
                            William J. Coad, Director

Date:  March 27, 1998                     By: /S/ David M. Kelly
---------------------------------------   ------------------
                            David M. Kelly, Director




Date:  March 27, 1998                      By: /S/ Winston R. Hindle, Jr.
---------------------------------------    --------------------------
                                           Winston R. Hindle, Jr., Director




Date:  March 27, 1998                       By: /S/ David W. Hunter
-------------------------------------       -------------------
                            David W. Hunter, Director




Date:  March 27, 1998                        By: /S/ David R. Macdonald
------------------------------------         ----------------------
                                             David R. Macdonald, Director




Date:  March 27, 1998                          By: /S/ John E. Reed
------------------------------------           ----------------
                             John E. Reed, Director




Date: March 27, 1998                            By: /S/ Stewart B. Reed
--------------------------------------          -------------------
                                                Stewart B. Reed, Director