Form 10-Q
period 1998-03-31
MESTEK INC
filed 1998-05-06
CIK 65195

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended: March 31, 1998


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



The number of shares of Common Stock outstanding as of April 30, 1998, was 8,926,305.

                                  MESTEK, INC.


                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998


                                      INDEX

                                                                      Page No.
PART I - FINANCIAL INFORMATION

         Condensed consolidated balance sheets at March 31, 1998
and December 31, 1997                                                  3 - 4

         Condensed consolidated statements of income for the three
months ended March 31, 1998 and 1997                                       5

         Condensed consolidated statements of cash flows for the three
months ended March 31, 1998 and 1997                                       6

         Condensed consolidated statement of changes in shareholders'
equity for the period from January 1, 1997 through March 31, 1998          7

         Notes to the condensed consolidated financial statements     8 - 10

         Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                 10


PART II - OTHER INFORMATION

         Statement of Computation of Per share Earnings                   11

SIGNATURE                                                                 11



         In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

                         PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements


                                   MESTEK,INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                   March 31,        Dec. 31,
                                                     1998             1997
                                                     ----             ----
                                                     (Dollars in thousands)

ASSETS
Current Assets
   Cash                                          $    1,898         $    2,494
   Accounts Receivable - less allowances of
       $2,604,000 and $2,529,000, respectively       46,292             52,696
   Unbilled Accounts Receivable                         269                248
   Inventories                                       56,092             51,580
   Other Current Assets                               4,905              5,273
                                                 ----------         ----------

              Total Current Assets                  109,456            112,291

Property and Equipment - net                         41,477             40,715
Equity Investments                                    8,778              8,778
Other Assets and Deferred Charges - net               5,435              5,516
Excess of Cost over Net Assets of
   Acquired Companies                                23,719             23,817
                                                 ----------         ----------

              Total Assets                       $  188,865         $  191,117
                                                 ==========         ==========





See the Notes to Condensed Consolidated Financial Statements.



                                                         Continued on next page

                                  MESTEK, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                                   (Unaudited)



                                                     March 31,       Dec. 31,
                                                       1998            1997
                                                        ----           ----
                                                       (Dollars in thousands)


LIABILITIES, AND SHAREHOLDERS' EQUITY
Current Liabilities
         Current Portion of Long-Term Debt       $    18,391    $    18,667
         Accounts Payable                             16,945         20,276
         Accrued Compensation                          3,138          6,100
         Accrued Commissions                           2,526          3,283
         Progress Billings in Excess of Cost
                 and Estimated Earnings                2,505          3,205
         Customer Deposits                             4,996          3,570
         Other Accrued Liabilities                    16,073         15,134
                                                 -----------    -----------

         Total Current Liabilities                    64,574         70,235

Long-Term Debt                                           642            662
Other Liabilities                                        238            238
                                                 -----------    -----------

         Total Liabilities                            65,454         71,135
                                                 -----------    -----------

Minority Interests                                     2,035          1,975
                                                 -----------    -----------

Shareholders' Equity
         Common Stock - no par, stated value $0.05 per share,
         9,610,135 shares issued                         479            479
         Paid in Capital                              15,434         15,434
         Retained Earnings                           112,569        109,199
         Treasury Shares, at cost,
                 (683,830 common shares)          (    6,109)   (     6,109)
         Cumulative Translation Adjustment        (      997)   (       996)
                                                 ------------   ------------
              Total Shareholders' Equity             121,376        118,007
                                                 ------------   ------------


              Total Liabilities, and
                     Shareholders' Equity        $   188,865    $   191,117
                                                 ============   ============




See the Notes to Condensed Consolidated Financial Statements.

                                  MESTEK, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                      Three Months Ended
                                                            March 31,
                                                    1998                 1997
                                                   --------             ------
                                                   (In thousands, except for
                                                          share amounts)


Net Sales                                         $   71,634        $   71,235
Net Service Revenues                                   4,015             3,981
                                                 ------------      ------------

     Total Revenues                                   75,649            75,216

Cost of Goods Sold                                    51,888            52,336
Cost of Service Revenues                               2,589             2,453
                                                 ------------      ------------

     Gross Profit                                     21,172            20,427

Selling Expense                                        9,753             8,924
General and Administrative Expense                     3,707             4,018
Engineering Expense                                    1,988             1,884
                                                 ------------      ------------

     Operating Profit                                  5,724             5,601

Interest Expense                                 (       159)      (       210)
Other Income (Expense) - net                     (       127)      (       159)
                                                 ------------      ------------

Income Before Income Taxes                             5,438             5,232

Income Taxes                                           2,068             1,979
                                                 ------------      ------------

Net Income                                       $     3,370       $     3,253
                                                 ============      ============

Basic Earnings Per Common Share                  $       .38       $       .36
                                                 ============      ============

Basic Weighted Average Shares Outstanding              8,926             8,930
                                                 ============      ============

Diluted Earnings Per Common Share                $       .38       $       .36
                                                 ============      ============

Diluted Weighted Average Shares Outstanding             8,950             8,947
                                                 ============      ============



See the Notes to Condensed Consolidated Financial Statements.

                                  MESTEK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                      1998                1997
                                                     --------            ------
                                                        (Dollars in thousands)


Cash Flows from Operating Activities:
     Net Income                                    $  3,370            $  3,253
     Adjustments to Reconcile Net Income to Net Cash
         Used In Operating Activities:
     Depreciation and Amortization                    1,929               1,935
     Provision for Losses on Accounts Receivable         75                 185
     Change in Assets & Liabilities:
     Cash Flows Provided by (Used in) Changes in:
         Accounts Receivable                          6,329               4,798
         Unbilled Accounts Receivable               (    21)            (    38)
         Inventory                                  ( 4,512)            ( 6,124)
         Other Assets                                   274             ( 4,786)
         Accounts Payable                           ( 3,331)            ( 2,578)
         Accrued Expenses                           ( 1,354)            (   106)
         Progress Billings                          (   700)            (   148)
         Other Long Term Liabilities                     -              (     1)
                                                   ---------            --------

Net Cash Provided by (Used in) Operating Activities   2,059             ( 3,610)
                                                   ---------            --------

Cash Flows from Investing Activities:
     Capital Expenditures                           ( 2,418)            ( 4,109)
     Acquisition of Businesses (net of cash acquired)     -             ( 5,141)
                                                   ---------            --------
     Net Cash Used in Investing Activities          ( 2,418)            ( 9,250)
                                                   ---------            --------

Cash Flows from Financing Activities:
     Net Borrowings Under Line of Credit Agreements  14,720               3,105
     Principal Payments Under Long Term Debt
         Obligations                                (15,016)            ( 1,087)
     Increase in Minority Interests                      60                  58
     Cumulative Translation Adjustments             (     1)                  6
                                                   ---------            --------

Net Cash Provided by (Used in) Financing Activities (   237)              2,082
                                                   ---------            --------

Net Decrease in Cash and Cash Equivalents           (   596)           ( 10,778)
Cash and Cash Equivalents - Beginning of Period       2,494              11,649
                                                   ---------           ---------
Cash and Cash Equivalents - End of Period          $  1,898            $    871
                                                   =========           =========

See the Notes to Condensed Consolidated Financial Statements.

                                  MESTEK, INC.
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)
              For the period January 1, 1997 through March 31, 1998







                                   Addtn'l                      Cumul.
                           Common  Paid In  Retained  Treasury  Transl.
                            Stock  Capital  Earnings   Shares    Adj.    Total
                            -----  -------  --------  -------  -------  -------
Balance - January 1, 1997   $  479 $15,434  $94,794 $ (6,040) $(  949) $103,718

Net Income                                   14,405                      14,405
Common Stock Repurchased                             (    69)           (    69)
Cumulative Translation Adjustment                              (   47)  (    47)
                           ------  ------- --------  --------  ------- --------
Balance - December 31, 1997 $ 479  $15,434 $109,199 $( 6,109) $(  996) $118,007

Net Income                                    3,370                       3,370
Cumulative Translation Adjustment                              (    1)   (    1)

                           ------  ------- -------- --------  -------- --------
Balance - March 31, 1998   $  479  $15,434 $112,569 $( 6,109) $(  997) $121,376
                           ======  ======= ======== ========= ======== ========

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

Income Taxes

         Provisions for income tax in the amounts of $2,068,000 and $1,979,000 were recorded for the three month periods ended March 31, 1998 and 1997, respectively.

Goodwill

         The Company amortizes Goodwill on the straight line basis over the estimated period to be benefitted. The acquisitions of National Northeast Corporation, National Southeast Aluminum Corporation, and Heat Exchangers, Inc. in 1995 resulted in goodwill of $11,118,000 which is being amortized over 25 years. The acquisitions of Rowe Machinery & Automation, Inc., and Omega Flex, Inc. in 1996 resulted in goodwill of $7,729,000 which is being amortized over 25 years. The acquisition of Hill Engineering, Inc. on January 31, 1997, resulted in goodwill of $2,892,000 which is being amortized over 25 years. The Company continually evaluates the carrying value of goodwill. Any impairments would be recognized when the expected future operating cash flows derived from such goodwill is less than their carrying value.

Reclassification

         Reclassifications are made periodically to previously issued financial statements to conform with the current year presentation.

Note 2 - Property and Equipment

                                        March 31,               Dec. 31,
                                          1998                     1997
                                       ----------               -------

         Land                         $  2,045,000         $     2,045,000
         Building                       18,941,000              18,319,000
         Leasehold Improvements          4,352,000               4,352,000
         Equipment                      62,056,000              60,260,000
                                      ------------         ---------------
                                        87,394,000              84,796,000
         Accumulated Depreciation      (45,917,000)           ( 44,261,000)
                                      ------------         ---------------
                                      $ 41,477,000         $    40,715,000
                                      ============         ===============



Note 3 - Long-Term Debt

                                         March 31,                  Dec. 31,
                                           1998                       1997
                                       -----------                  -------

Senior Notes                           $     -                    $15,000,000
Revolving Loan Agreement                 18,220,000                 3,500,000
Other Bonds and Notes Payable               813,000                   829,000
                                       ------------               -----------

                                         19,033,000                19,329,000
Less Current Maturities                ( 18,391,000)             ( 18,667,000)
                                       ------------               -----------

                                       $    642,000               $   662,000
                                       ============               ===========

Revolving Loan Agreement - The Company has a Revolving Loan Agreement and Letter of Credit Facility (the Agreement) with a commercial bank. The Agreement provides $55 million of unsecured revolving and $10 million of standby letter of credit capacity. Borrowings under the Agreement bear interest at a floating rate based on the bank's prime rate less 1.00% or, at the discretion of the borrower, LIBOR plus a quoted market factor or, alternatively, in lieu of the prime based rate, a rate based on the overnight Federal Funds Rate. The Agreement was recently renewed on a one year basis extending through April 30, 1999. The Revolving Loan Agreement contains financial covenants which require that the Company maintain certain current ratios, working capital amounts, capital bases and leverage ratios. This Agreement also contains restrictions regarding the creation of indebtedness, the occurrence of mergers or consolidations, the sale of subsidiary stock, and the payment of dividends in excess of 50% of net income.

         On April 5, 1996 the Company borrowed 15,000,000 from a commercial insurance company on an unsecured basis, executing a Note Purchase Agreement and the related Senior Notes, (The Notes). The Notes matured and were paid off on March 1, 1998. The notes bore interest at 5.53% per annum.

         Other bonds and notes payable include $670,000 in secured obligations assumed in connection with the purchase of Hill Engineering, Inc. on January 31, 1997.

 Note 4 - Earnings Per Common Share

         Basic earnings per share were computed using the weighted average number of common shares outstanding. Common stock options were considered in the computation of diluted earnings.


Note 5 - Subsequent Event

         On April 29, 1998 the Company, through a newly established Canadian subsidiary, acquired 100% of the capital stock of Ruscio Brothers Refractory, Ltd. (RBR) and 988721 Ontario Inc. (988721) of Mississauga,Ontario, Canada for approximately $4.3 million CA. RBR and 988721 operate under the name Ruscio Brothers Industries (RBI). RBI manufactures copper-finned boilers and water heaters which are distributed primarily in Canada. Copper-finned boilers are complementary to the Company's other boiler products and the Company expects that its distribution network in the United States will substantially expand RBI's sales.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation

         Total Revenues in the Company's HVAC segment during the first quarter of 1997 were reduced relative to the first quarter of 1997, by $3,156,000 or 5.9%. HVAC sales were adversely effected by the relatively mild winter of 1998 as well as by changes in the Company's traditional deferred billing program which resulted in the postponement of certain shipments from the first quarter to the third quarter of 1998. Gross profit margins for the HVAC segment decreased slightly, from 28.0% to 27.3%. Operating income for this segment was accordingly reduced from $4,656,000 in the first quarter of 1997 to $3,434,000 in the first quarter of 1998.

         Total Revenues in the Company's Metal Products segment were up significantly during the first quarter of 1998 ($22,085,000 versus $18,529,000), principally as a result of substantial revenue growth in the segment's National Northeast and Omega-Flex units. National Northeast has continued to expand its capabilities as a high end manufacturer of thermal heat sinks. Omega-Flex has begun to enjoy the fruits of significant market development and product development costs incurred in 1996 and 1997 relative to it's Trac-Pipe(TM) flexible gas piping product, the demand for which has grown substantially since the product's introduction in 1997. As a result of these factors, gross profit margins improved significantly, from 23.8% to 28.5%, and operating income increased from $1,190,000 to $2,169,000.

         The Company's computer systems segment reported slightly improved revenues, but slightly reduced Gross Profit margins and, as a result, slightly reduced operating income.

         For the Company as a whole, Selling, General and Administrative, and Engineering costs, taken together as a percentage of Total Revenues, were slightly reduced from 19.71% to 18.05%.

         Operating income for the first quarter of 1997 for the Company as a whole, increased by $123,000 or 2.1% reflecting the net effects of the factors mentioned above.

         The Company's total debt (long-term debt plus current portion of long-term debt) was relatively unchanged during the quarter ended March 31, 1998. Management regards the Company's current capital structure and banking relationships as fully adequate to meet foreseeable future needs. The Company has not paid dividends on its common stock since 1979.

                           PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

         (a) Statement of Computation of Per Share Earnings ... Page 11


         (b) Registrant filed no reports on Form 8-K during the quarter for which this report is filed.



                                  MESTEK, INC.
              SCHEDULE OF COMPUTATION OF EARNINGS PER COMMON SHARE


                                                Three Months Ended March 31,
                                                 1998                  1997
                                               --------               ------
                                              (Amounts in thousands, except
                                                earnings per common share)


           Net Income for earnings per share  $   3,370             $   3,253
                                              =========             =========


           Basic weighted average number of
                 common shares outstanding        8,926                 8,930
                                              =========             =========


           Basic earnings per common share    $     .38             $     .36
                                              =========             =========

           Diluted weighted average number of
                common shares outstanding         8,950                 8,947
                                              =========             =========

           Diluted earnings per common share  $     .38             $     .36
                                              =========             =========



                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MESTEK, INC.
                                  (Registrant)



Date: May 4, 1998             By: /S/ Stephen M. Shea
                                 --------------------
                                      Stephen M. Shea, Senior Vice President -
                                      Finance, and CFO (Chief Financial Officer)