Form 10-Q
period 1998-06-30
MESTEK INC
filed 1998-07-29
CIK 65195

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended: June 30, 1998


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



The number of shares of Common Stock outstanding as of July 28, 1998 was 8,919,905.

                                  MESTEK, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 1998


                                      INDEX

                                                                    Page No.
PART I - FINANCIAL INFORMATION

         Condensed consolidated balance sheets at June 30, 1998
and December 31, 1997                                               Pages 3-4

         Condensed consolidated statements of income for the three months ended June 30, 1998 and 1997 and the six months ended June 30, 1998 and 1997 Page 5

         Condensed consolidated statements of cash flows for the six
months ended June 30, 1998 and 1997                                 Page 6

         Condensed consolidated statement of changes in shareholders' equity for the period from January 1, 1997 through June 30, 1998 Page 7

         Notes to the condensed consolidated financial statements   Pages 8-9

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

                         PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements


                                   MESTEK,INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                   June 30,             Dec. 31,
                                                     1998                1997
                                                     ----                ----
                                                       (Dollars in thousands)


ASSETS
Current Assets
     Cash and Cash Equivalents                        $3,286             $2,494
     Accounts Receivable - less allowances of
     $2,831 and $2,529 respectively                   48,882             52,696
     Unbilled Accounts Receivable                        231                248
     Inventories                                      59,656             51,580
     Other Current Assets                              5,859              5,273
                                                     -------            -------
              Total Current Assets                   117,914            112,291

Property and Equipment (Net)                          42,810             40,715
Equity Investments                                     8,778              8,778
Other Assets and Deferred Charges - Net                5,740              5,516
Excess of Cost over Net Assets of Acquired Companies  25,239             23,817
                                                    --------           --------
              Total Assets                          $200,481           $191,117
                                                    ========           ========







See the Notes to Condensed Consolidated Financial Statements.


                                                        Continued on next page

                                  MESTEK, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                                   (Unaudited)



                                                           June 30,     Dec. 31,
                                                            1998           1997
                                                            ----           ----
                                                         (Dollars in thousands)
LIABILITIES, AND SHAREHOLDERS' EQUITY
Current Liabilities
     Current Portion of Long-Term Debt                   $26,868        $18,667
     Accounts Payable                                     17,423         20,276
     Accrued Compensation                                  3,495          6,100
     Accrued Commissions                                   2,244          3,283
     Progress Billings in Excess of Cost and
         Estimated Earnings                                2,796          3,205
     Customer Deposits                                     3,164          3,570
     Other Accrued Liabilities                            17,449         15,134
                                                          -------      ---------
         Total Current Liabilities                        73,439         70,235

Long-Term Debt                                               619            662
Other Liabilities                                            245            238
                                                          -------     ----------
         Total Liabilities                                74,303         71,135
                                                          -------     ----------

Minority Interests                                         2,116          1,975
                                                         --------     ---------

Shareholders' Equity
     Common Stock - no par, stated value $0.05
         per share, 9,610,135 shares                         479            479
     Paid in Capital                                      15,434         15,434
     Retained Earnings                                   115,401        109,199
     Treasury Shares, at cost, ( 690,230 common shares)(   6,230)     (   6,109)
     Cumulative Translation Adjustment                 (   1,022)     (     996)
                                                        ---------      ---------
         Total Shareholders' Equity                      124,062        118,007
                                                        ---------     ----------

         Total Liabilities, and Shareholders'  Equity   $200,481       $191,117
                                                        =========     =========





See the Notes to Condensed Consolidated Financial Statements.

                                  MESTEK, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                     Three Months Ended       Six Months Ended
                                          June 30,                 June 30,
                                     1998          1997       1998         1997
                                       (In thousands, except per share amounts)

Net Sales                           $73,780    $70,954    $145,414    $142,189
Net Service Revenues                  3,908      3,914       7,923       7,895
                                    --------   -------     --------    --------
         Total Revenues              77,688     74,868     153,337     150,084

Cost of Goods Sold                   53,585     52,509     105,473     104,845
Cost of Service Revenues              2,496      2,343       5,085       4,796
                                    --------   --------    --------     ------
         Gross Profit                21,607     20,016      42,779      40,443

Selling Expense                      10,386      9,749      20,139      18,673
General and Administrative
     Expense                          4,077      4,211       7,784       8,229
Engineering Expense                   2,197      1,885       4,185       3,769
                                   --------     -------     ------     --------
         Operating Profit             4,947      4,171       10,671      9,772

Interest Expense                   (   287)    (   387)    (   446)     ( 597)

Other Income (Expense) - net       (   162)    (   166)    (   289)     ( 325)
                                    --------    -------     -------       -----

Income Before Income Taxes            4,498      3,618       9,936       8,850

Income Taxes                          1,666      1,377       3,734       3,356
                                   --------     -------     ------     --------

Net Income                          $ 2,832     $2,241     $ 6,202     $5,494
                                    =======     ======     =======     =======

Basic Earnings per Common Share     $  .32      $ .25      $  .69      $  .61
                                    =======     ======     =======     =======

Basic Weighted Average Shares
     Outstanding                     8,925       8,930      8,926       8,930
                                    =======     ======     =======     ========

Diluted Earnings per Common Share      .32         .25        .69         .61
                                    =======     =======    =======     ========
Diluted Weighted
Average Share Outstanding            8,956       8,951      8,953       8,949
                                    =======    =======     =======     =======



See the Notes to Condensed Consolidated Financial Statements.

Note: Year to date June 30, 1998 earnings per share figures do not equal the sum of the individual quarters due to rounding differences.

                                  MESTEK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               6 Months Ended
                                                                  June 30,
                                                          1998             1997
                                                          ----             ----
                                                          (Dollars in thousands)
Cash Flows from Operating Activities:
     Net Income                                           $6,202         $5,494
     Adjustments to Reconcile Net Income to Net
         Cash Provided by (Used In) Operating
         Activities:
     Depreciation and Amortization                         3,903          3,569
     Provision for Losses on Accounts Receivable             301            402
     Change in Assets & Liabilities:
     Cash Flows Provided (Used) by Changes In:
         Accounts Receivable                               4,044            538
         Unbilled Accounts Receivable                         17        (    84)
         Inventories                                      (6,744)       ( 6,814)
         Other Assets                                     (  991)       ( 4,312)
         Accounts Payable                                 (3,087)           249
         Progress Billings                                (  409)           406
         Other Liabilities                                (2,379)       ( 6,779)
                                                         --------      ---------

     Net Cash Provided by (Used in) Operating Activities     857        ( 7,331)
                                                        ---------       --------

Cash Flows from Investing Activities:
Capital Expenditures                                     ( 5,121)       ( 6,944)
Disposition of Property                                     -                -
Acquisition of Businesses (net of cash acquired)         ( 3,096)      (  5,141)
                                                       ----------      ---------
Net Cash (Used in) Investing Activities                  ( 8,217)      ( 12,085)
                                                       ----------      ---------

Cash Flows from Financing Activities:
     Net Borrowings Under Line of Credit
         Agreement                                         24,898        13,040

     Principal Payments Under Long Term Debt
         Obligations                                     (15,040)       ( 1,106)
     Repurchase of Common Stock                          (   121)            -
     Net Change in
         Minority Interests                                  141        (   165)
         Cumulative Translation Adjustments              (    26)       (    54)
                                                        ----------     ---------

Net Cash Provided by Financing
     Activities                                            8,152         11,715
                                                         --------       --------

Net Increase (Decrease) in Cash and Cash
     Equivalents                                             792        ( 7,701)
Cash and Cash Equivalents - Beginning of
     Period                                                2,494         11,649
                                                         --------      ---------
Cash and Cash Equivalents - End of Period               $  3,286      $   3,948
                                                        ========       =========




See the Notes to Condensed Consolidated Financial Statements.

                                  MESTEK, INC.
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

              For the period January 1, 1997 through June 30, 1998



                                Additional                    Cumulative
                       Common    Paid In   Retained Treasury  Translation
                       Stock     Capital   Earnings  Shares      Adj.     Total

Balance - Jan.1,1997   $ 479     $15,434   $94,794  ($6,040)  ( $949)   $103,718
Net Income                                  14,405                        14,405
Common Stock Repurch.                               (    69)            (    69)
Cum.Translation Adj.                                          (   47)   (    47)
                      ------     ------     ------  -------   -------    -------
Balance-Dec.31,1997   $  479      15,434   109,199  ( 6,109)  (  996)    118,007

Net Income                                   6,202                         6,202
Common Stock Repurch.                               (  121)            (    121)
Cum.Translation Adj.                                          (   26)  (     26)
                     -------     -------    ------- -------   --------   -------

Bal.- June 30,1998   $  479      $15,434  $115,401  (6,230)   ( 1,022)  $124,062
                     ======      =======  ========  =======    =======  ========









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

Income Taxes

     Provisions for income tax in the amounts of $1,666,000 and $1,377,000 were recorded for the three months ended June 30, 1998 and 1997, respectively.

Goodwill

     The Company amortizes Goodwill on the straight line basis over the estimated period to be benefitted. The acquisitions of National Northeast Corporation, National Southeast Aluminum Corporation, and Heat Exchangers, Inc. in 1995 resulted in goodwill of $11,118,000 which is being amortized over 25 years. The acquisitions of Rowe Machinery and Automation, Inc., and Omega Flex, Inc. in 1996 resulted in goodwill of $7,729,000 which is being amortized over 25 years. The acquisition of Hill Engineering, Inc. on January 31, 1997, resulted in goodwill of $2,892,000 which is being amortized over 25 years. The acquisition of RBI, on April 29, 1998, as more fully described in Note 2, resulted in goodwill of $1,781,000 which will be amortized over 25 years. The Company continually evaluates the carrying value of goodwill. Any impairments would be recognized when the expected future operating cash flows derived from such goodwill is less than their carrying value.

Reclassification

     Reclassifications are made periodically to previously issued financial statements to conform with the current year presentation.

Note 2 - Business Acquisitions

     On April 29, 1998,  the Company,  through a Canadian  subsidiary,  acquired
100% of the outstanding common stock of Ruscio Brothers Refractory Ltd, (RBR) and 988721 Ontario, Inc. (988721), both of Mississauga Ontario, Canada. RBR and 988721 manufacture and distribute commercial and residential copper-finned boilers and water heaters under the name Ruscio Brothers Industries, (RBI) primarily in Canada. Copper-finned boilers and water heaters are complimentary to the Company's other hydronic products and the Company expects to substantially increase the distribution of RBI's products in the United States. The purchase price paid for the acquired stock was approximately $3,096,000 (U.S.) and included Goodwill of approximately $1,781,000 (U.S.).

Note 3 - Property and Equipment
                                                June 30,             Dec. 31,
                                                 1998                  1997
                                                 ----                  ----

Land                                           $ 2,063,000          $ 2,045,000
Buildings                                       18,995,000           18,319,000
Leasehold Improvements                           4,352,000            4,352,000
Equipment                                       65,018,000           60,260,000
                                                ----------           -----------

                                                90,428,000           84,976,000
Accumulated Depreciation                       (47,618,000)         (44,261,000)
                                               ------------         ------------
                                               $42,810,000          $40,715.000
                                               ===========           ===========


Note 4 - Long-Term Debt

                                                June 30,              Dec. 31,
                                                  1998                 1997
                                                 ------                ----

Senior Notes                                       -                $15,000,000
Revolving Loan Agreement                        26,698,000            3,500,000
Other Bonds and Notes Payable                      789,000              829,000
                                                ------------          ----------

                                                27,487,000           19,329,000
Less Current Maturities                         26,868,000           18,667,000
                                                 ----------           ----------

                                               $   619,000          $   662,000
                                                ===========           ==========

Revolving Loan Agreement - The Company has a Revolving Loan Agreement and Letter of Credit Facility (the Agreement) with a commercial bank. The Agreement provides $50 million of unsecured revolving credit in U.S. dollars, $5 million of unsecured involving credit in Canadian dollars, and $10 million of standby letter of credit capacity. Borrowings under the Agreement bear interest at a floating rate based on the bank's prime rate less 1.75% or, at the discretion of the borrower, LIBOR plus a quoted market factor. The Agreement was recently renewed on a one year basis extending through April 30, 1999. The Revolving Loan Agreement contains financial covenants which require that the Company maintain certain current ratios, working capital amounts, capital bases and leverage ratios. This Agreement also contains restrictions regarding the creation of indebtedness, the occurrence of mergers or consolidations , the sale of subsidiary stock and the payment of dividends in excess of 50% of net income.

Senior Notes - On April 5, 1996 the Company borrowed $15,000,000 from a commercial insurance company on an unsecured basis, executing a Note Purchase Agreement and the related Senior Notes, (The Notes). The Notes matured and were paid off on March 1, 1998. The notes bore interest at 5.53% per annum.

Other - Other bonds and notes payable include $670,000 in secured obligations assumed in connection with the purchase of Hill Engineering, Inc. on January 31, 1997.

Note 5 - Earnings Per Common Share

     Basic earnings per share were computed using the weighted average number of
common  shares  outstanding.   Common  stock  options  were  considered  in  the
computation of diluted earnings per share.

Note 6 - Shareholders Equity

     The Company continued its program of selective "open market" purchases of its common stock in the second quarter of 1998. 6,400 common shares were acquired in the three month period ended June 30, 1998, and are accounted for as treasury stock

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation

     Total revenues in the Company's HVAC segment during the second quarter of 1998 were reduced relative to the second quarter of 1997, by $732,000 or 1.4%. HVAC sales were adversely effected by the relatively mild winter of 1997/1998 as well as by changes in the Company's traditional deferred billing program which resulted in the postponement of certain shipments, and related billings from the first and second quarters to the third quarter of 1998. Gross profit margins for the HVAC segment decreased slightly, from 26.7% to 25.6%. Margins were effected by the planned reduction in the Company's Orangeville, Ontario, Canada manufacturing operations, the cost of which was reserved for in the second quarter of 1998. Operating income for this segment was accordingly reduced from $2,312,000 in the second quarter of 1997 to $1,556,000 in the second quarter of 1998.

     Total Revenues in the Company's Metal Products segment were up significantly during the second quarter of 1998, relative to the second quarter of 1997, ($23,856,000 versus $20,268,000) principally as a result of substantial growth in the segment's National Northeast, OmegaFlex and Formtek units. National Northeast has continued to expand its capabilities as a high end manufacturer of thermal heat sinks. OmegaFlex's Trac-Pipe(TM) flexible gas piping product has been an unqualified success with demand for the product substantially exceeding expectations. The Company believes that the substantial capital investments made by OmegaFlex in 1996 and 1997 in Trac-Pipe(TM) product development and market development have resulted in superior technology, as well as "low cost-producer" status, in this emerging HVAC niche. As a result of these factors, gross profit margins improved significantly, from 23.6% to 31.0%, and operating income increased from $1,224,000 to $2,962,000.

     The Company's computer systems segment reported slightly reduced revenues, and gross profit margins and, as a result, slightly reduced operating income.

     For the Company as a whole, Selling, General and Administrative, and Engineering costs, taken together as a percentage of Total Revenues, were up very slightly from 21.1% to 21.4%.

     Operating income for the second quarter of 1998 for the Company as a whole, increased by $776,000 or 18.6% reflecting the net effect of the factors mentioned above.

     The Company's total debt (long-term debt plus current portion of long-term debt) increased by $8,158,000 during the quarter ended June 30, 1998 principally as a result of seasonal growth in inventories as well as the acquisition of RBI, as more fully described in Note 2 to the Condensed Consolidated Financial Statements. Management regards the Company's current capital structure and banking relationships as fully adequate to meet foreseeable future needs. The Company has not paid dividends on its common stock since 1979.

                           PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Statement of Computation of Per Share Earnings...Page 11.

     (b) Registrant did not file a Form 8-K during the quarter for which this report is filed.

     (c)  Exhibit 10 - RBI Share Purchase Agreement attached.

Item 7 - Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Shareholders on May 22, 1998. The following Directors were re-elected to serve until the next Annual Meeting.


                                 A. Warne Boyce
                                 E. Herbert Burk
                                 William J. Coad
                                 Winston R. Hindle, Jr.
                                 David W. Hunter
                                 David M. Kelly
                                 David R. Macdonald
                                 John E. Reed
                                 Stewart B. Reed


     The shareholders voted to affirm the appointment of Grant Thornton LLP as independent auditors for the Company for the fiscal year ending December 31, 1998.


                                  MESTEK, INC.
              SCHEDULE OF COMPUTATION OF EARNINGS PER COMMON SHARE


                                    Three Months Ended        Six Months Ended
                                        June 30,                  June 30,
                                        --------                --------
                                    1998          1997        1998        1997
                                    ----          ----       ----         ----
                                           (Amounts in thousands, except
                                            earnings per common shares)


Net income for earnings per share  $2,832        $ 2,241     $6,202      $5,494
                                   ======        =======     ======      ======

Basic weighted average
     number of common share         8,925         8,930       8,926       8,930
                                  =======        =======      =====      =======

Basic earnings per common share    $ .32         $  .25      $  .69      $  .61
                                 ========       ========     =======     =======

Diluted weighted average number of
     common share outstanding      8,956          8,951       8,953       8,949
                                  ======         ======       ======      ======

Diluted earnings per common share  $ .32         $  .25      $  .69      $  .61
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

Date: July 28, 1998

                                  /S/ Stephen M. Shea
                                  Stephen M. Shea
                                  Senior Vice President - Finance
                                  (Chief Financial Officer)