Form 10-Q
period 1998-09-30
MESTEK INC
filed 1998-11-02
CIK 65195

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarter ended: September 30, 1998


                         Commission file number: 1-448


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



The number of shares of Common Stock outstanding as of October 27, 1998 was 8,916,705.

                                  MESTEK, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998


                                      INDEX

                                                                    Page No.
PART I - FINANCIAL INFORMATION                                      --------

         Condensed consolidated balance sheets at
September 30, 1998 and December 31, 1997                            Pages 3-4

         Condensed consolidated  statements of income
for the three months ended September 30, 1998 and 1997
and the nine months ended September 30, 1998 and 1997               Page 5

         Condensed consolidated statements of cash
flows for the nine months ended September 30, 1998 and 1997         Page 6

         Condensed consolidated statement of changes in
shareholders' equity for the period from January 1, 1997
through September 30, 1998                                          Page 7

         Notes to the condensed consolidated financial
statements                                                          Pages 8-9

         Management's Discussion and Analysis of Financial
Condition and Results of Operations                                 Pages 10-11

PART II - OTHER INFORMATION                                         Page 12

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

                         PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements


                                   MESTEK,INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                     Sept. 30,       Dec. 31,
                                                        1998          1997
                                                        ----          ----
                                                      (Dollars in thousands)


ASSETS
Current Assets
     Cash and Cash Equivalents                        $2,365         $2,494
     Accounts Receivable - less allowances of
     $3,179 and $2,529 respectively                   57,348         52,696
     Unbilled Accounts Receivable                        299            248
     Inventories                                      54,008         51,580
     Other Current Assets                              5,584          5,273
                                                    --------       --------
              Total Current Assets                   119,604        112,291

Property and Equipment (Net)                          44,557         40,715
Equity Investments                                     8,778          8,778
Other Assets and Deferred Charges - Net                5,630          5,516
Excess of Cost over Net Assets of Acquired Companies  24,824         23,817
                                                    --------       --------

              Total Assets                          $203,393       $191,117
                                                    ========       ========







See the Notes to Condensed Consolidated Financial Statements.


                                                  Continued on next page

                                  MESTEK, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                                  (Unaudited)



                                                          Sept. 30,    Dec. 31,
                                                            1998         1997
                                                            ----         ----
                                                         (Dollars in thousands)
LIABILITIES, AND SHAREHOLDERS' EQUITY
Current Liabilities
     Current Portion of Long-Term Debt                    $17,978      $18,667
     Accounts Payable                                      18,545       20,276
     Accrued Compensation                                   5,252        6,100
     Accrued Commissions                                    3,666        3,283
     Progress Billings in Excess of Cost and
         Estimated Earnings                                 3,014        3,205
     Customer Deposits                                      4,800        3,570
     Other Accrued Liabilities                             18,812       15,134
                                                        ---------   ----------
         Total Current Liabilities                         72,067       70,235

Long-Term Debt                                                549          662
Other Liabilities                                             291          238
                                                        ---------   ----------
         Total Liabilities                                 72,907       71,135
                                                        ---------   ----------

Minority Interests                                          2,149        1,975
                                                        ---------   ----------

Shareholders' Equity
     Common Stock - no par, stated value $0.05
         per share, 9,610,135 shares                          479          479
     Paid in Capital                                       15,434       15,434
     Retained Earnings                                    119,725      109,199
     Treasury Shares, at cost, (690,230 common shares)     (6,230)      (6,109)
     Cumulative Translation Adjustment                     (1,071)        (996)
                                                        ----------  ----------
         Total Shareholders' Equity                       128,337      118,007
                                                        ----------  ----------

         Total Liabilities, and Shareholders' Equity     $203,393     $191,117
                                                        =========   ==========





See the Notes to Condensed Consolidated Financial Statements.

                                  MESTEK, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                             Three Months Ended           Nine Months Ended
                                 Sept. 30,                    Sept. 30,
                             1998        1997             1998         1997
                                 (In thousands, except per share amounts)

Net Sales                    $87,792    $ 82,977        $233,206     $225,166
Net Service Revenues           4,221       4,350          12,144       12,245
                            --------    --------       ---------    ---------
         Total Revenues       92,013      87,327         245,350      237,411

Cost of Goods Sold            62,981      59,929         168,454      164,774
Cost of Service Revenues       2,600       2,418           7,527        7,214
                            --------    --------       ---------    ---------
         Gross Profit         26,432      24,980          69,369       65,423

Selling Expense               11,692      10,923          31,831       29,596
General and Administrative
     Expense                   5,000       5,055          12,784       13,284
Engineering Expense            2,199       2,039           6,542        5,808
                            --------    --------       ---------    ---------
         Operating Profit      7,541       6,963          18,212       16,735

Interest Expense                (429)       (469)           (875)      (1,066)

Other Income (Expense) - net     (73)        (24)           (362)        (349)
                            ---------   ---------      ----------   ---------

Income Before Income Taxes     7,039       6,470          16,975       15,320

Income Taxes                   2,715       2,629           6,449        5,985
                            --------    --------       ---------    ---------

Net Income                   $ 4,324     $ 3,841        $ 10,526      $ 9,335
                            ========    ========       =========    =========

Basic and Diluted Earnings
     per Common Share          $ .48       $ .43           $1.18        $1.04
                            ========    ========       =========    =========

Basic Weighted Average
     Shares Outstanding        8,920       8,928           8,924        8,929
                            ========    ========       =========    =========

Diluted Weighted Average
     Shares Outstanding        8,947       8,950           8,951        8,949
                            ========    ========       =========    =========



See the Notes to Condensed Consolidated Financial Statements.

                                  MESTEK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       9 Months Ended
                                                        September 30,
                                                      1998          1997
                                                      ----          ----
                                                    (Dollars in thousands)
Cash Flows from Operating Activities:

     Net Income                                      $10,526      $ 9,335
     Adjustments to Reconcile Net Income to Net
         Cash Provided by Operating
         Activities:
     Depreciation and Amortization                     5,903         5,526
     Provision for Losses on Accounts Receivable         649           762
     Change in Assets & Liabilities:
     Cash Flows (Used) by Changes In:
         Assets and Liabilities                     (  4,715)      ( 19,954)
                                                   ----------      ---------


     Net Cash Provided by (Used in) Operating
          Activities                                  12,363        ( 4,331)
                                                   ----------      ---------

Cash Flows from Investing Activities:
Capital Expenditures                                (  8,571)      ( 10,276)
Acquisition of Businesses (net of cash acquired)    (  3,096)      (  5,141)
                                                   ----------      ---------

Net Cash (Used in) Investing Activities             ( 11,667)       (15,417)
                                                   ----------      ---------

Cash Flows from Financing Activities:
     Net Borrowings Under Line of Credit
         Agreement                                    14,308         11,734
     Principal Payments Under Long Term Debt
         Obligations                                ( 15,111)       ( 1,125)
     Repurchase of Common Stock                     (    121)       (    58)
     Net Change in Minority Interests                    174        (   100)
     Cumulative Translation Adjustments             (     75)       (    51)
                                                   ----------     ----------

Net Cash Provided by (Used In) Financing
     Activities                                     (    825)        10,400
                                                   ----------     ----------

Net (Decrease) in Cash and Cash
     Equivalents                                    (    129)      (  9,348)
Cash and Cash Equivalents - Beginning of
     Period                                            2,494         11,649
                                                   ---------      ----------
Cash and Cash Equivalents - End of Period            $ 2,365        $ 2,301
                                                   =========      ==========




See the Notes to Condensed Consolidated Financial Statements.




                                    MESTEK, INC.
         CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                     (Unaudited)

             For the period January 1, 1997  through September 30, 1998




                                                Additional                             Cumulative
                                      Common     Paid In     Retained     Treasury     Translation
                                       Stock     Capital     Earnings      Shares       Adjustment      Total

Balance - January 1, 1997              $ 479     $15,434      $94,794     ( $6,040)      ( $949)       $103,718
Net Income                                                     14,405                                    14,405
Common Stock Repurchased                                                    (   69)                    (     69)
Cumulative Translation
   Adjustment                                                                           (    47)       (     47)
                                   ---------  ----------   ----------   -----------    ---------      ----------
Balance - December 31, 1997            $ 479      15,434      109,199       ( 6,109)    (   996)        118,007

Net Income                                                     10,526                                    10,526
Common Stock Repurchased                                                    (   121)                   (    121)
Cumulative Translation
   Adjustment                                                                            (   75)       (     75)
                                   ---------  ----------   ----------   ------------   ---------      ----------

Balance - September 30, 1998           $ 479     $15,434     $119,725       ( 6,230)     (1,071)       $128,337
                                   =========  ==========   ==========   ============   =========      ==========









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

Income Taxes

     Provisions for income tax in the amounts of $2,715,000 and $2,629,000 were recorded for the three months ended September 30, 1998 and 1997, respectively.

Goodwill

     The Company amortizes Goodwill on the straight line basis over the estimated period to be benefitted. The acquisitions made in 1995, 1996 and 1997 resulted, collectively, in goodwill of $21,739,000 which is being amortized over 25 years. The acquisition of RBI, on April 29, 1998, as more fully described in Note 2, resulted in goodwill of $1,781,000 which will be amortized over 25 years. The Company continually evaluates the carrying value of goodwill. Any impairments would be recognized when the expected future operating cash flows derived from such goodwill is less than their carrying value.

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

Note 3 - Property and Equipment
                                              Sept. 30,             Dec. 31,
                                                1998                   1997
                                                ----                   ----

Land                                         $2,045,000             $2,045,000
Buildings                                    19,091,000             18,319,000
Leasehold Improvements                        4,366,000              4,352,000
Equipment                                    68,375,000             60,260,000
                                             ----------            -----------

                                             93,877,000             84,976,000
Accumulated Depreciation                    (49,320,000)           (44,261,000)
                                            ------------           ------------
                                            $44,557,000            $40,715.000
                                            ============           ============


Note 4 - Long-Term Debt

                                              Sept. 30,              Dec. 31,
                                                1998                   1997
                                                ----                   ----

Senior Notes                                $     -                $15,000,000
Revolving Loan Agreement                     17,808,000              3,500,000
Other Bonds and Notes Payable                   719,000                829,000
                                            -----------          -------------

                                             18,527,000             19,329,000
Less Current Maturities                     (17,978,000)           (18,667,000)
                                            ------------         --------------

                                            $   549,000          $     662,000
                                            ============         ==============

Revolving Loan Agreement - The Company has a Revolving Loan Agreement and Letter of Credit Facility (the Agreement) with a commercial bank. The Agreement provides $50 million of unsecured revolving credit in U.S. dollars, $5 million of unsecured involving credit in Canadian dollars, and $10 million of standby letter of credit capacity. Borrowings under the Agreement bear interest at a floating rate based on the bank's prime rate less 1.75% or, at the discretion of the borrower, LIBOR plus a quoted market factor. The Agreement was recently renewed on a one year basis extending through April 30, 1999. The Revolving Loan Agreement contains financial covenants which require that the Company maintain certain current ratios, working capital amounts, capital bases and leverage ratios. This Agreement also contains restrictions regarding the creation of indebtedness, the occurrence of mergers or consolidations, the sale of subsidiary stock and the payment of dividends in excess of 50% of net income.

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation

     Total revenues in the Company's HVAC segment during the third quarter of 1998 were increased relative to the third quarter of 1997, by $3,430,000 or 5.5%, owing to strong sales of the Company's air distribution and air conditioning products. Gross profit margins for the HVAC segment were relatively unchanged at 28.1%. Operating income for this segment was accordingly increased from $4,483,000 in the third quarter of 1997 to $5,072,000 in the third quarter of 1998.

     Total revenues in the Company's Metal Products segment during the third quarter of 1998 were increased relative to the third quarter of 1997 by $1,234,000 or 6.0%, principally as a result of growth in the segment's OmegaFlex and Formtek units. OmegaFlex's Trac-Pipe(TM)flexible gas piping product has been very successful, with demand for the product substantially exceeding expectations. The Company believes that the substantial capital investments made by OmegaFlex in 1996 and 1997 in Trac-Pipe(TM) product development and market development have resulted in superior technology, as well as "low cost-producer" status, in this emerging HVAC niche. Formtek's Rowe Machinery division (which was relocated in 1997) and Hill Engineering division both enjoyed strong sales growth in the quarter. As a result of these factors, gross profit margins improved from 28.0% to 28.9% and operating income increased from $1,595,000 to $1,894,000.

     The Company's computer systems segment reported slightly reduced revenues, and reduced gross profit margins and, as a result, reduced operating income. The reduced margins resulted in part from the effect of under absorbed fixed software support costs and in part from increases in product maintenance spending.

     For the Company as a whole, Selling, General and Administrative, and Engineering costs, taken together as a percentage of Total Revenues, were reduced from 20.6% to 20.5%.

     Operating income for the third quarter of 1998 for the Company as a whole, increased by $578,000 or 8.3% reflecting the net effect of the factors mentioned above.

     The Company's  total debt (long-term debt plus current portion of long-term debt) was reduced by $8,411,000 during the quarter ended September 30, 1998 reflecting strong seasonal cash flow. Management regards the Company's current capital structure and banking relationships as fully adequate to meet foreseeable future needs. The Company has not paid dividends on its common stock since 1979.

                                YEAR 2000 UPDATE

The Company's state of readiness:

     Relative to its internal business application systems, the Company believes that the disclosures which it outlined in its 1997 financial statements, including specifically those included in Management's Discussion & Analysis, relative to Year 2000 upgrades and conversions for its various locations remains generally on schedule as of September 30, 1998 with the following exception. Certain divisions in the Company's Metal Products segment have encountered delays in the process of implementing their chosen software and hardware solutions to the Year 2000 problem. While the company believes that it has adequate contingency plans to cope with these delays, the possibility of disruption at these divisions after December 31, 1999 cannot be entirely discounted. Also, the possibility that one or more of the Company's other divisions will fail to meet their respective deadlines relative to the Year 2000 upgrade process cannot be discounted.

Risks related to the Company's Year 2000 exposures:

     The Company's risks related to the Year 2000 problems fall into three categories:

1. Information technology systems (business applications software/hardware). The Company believes its plans relative to the upgrade of internal business application systems are, with the exceptions described above, generally on schedule at this time. The Company believes that the risks related to these internal business applications, considering the caveats described above, are under reasonable control at this time.

2. Suppliers and Customers Year 2000 problems.
   Both the Company's customer base and its supplier base are large and diverse. As a result, the Company does not believe it has a reliable method of accurately assessing the magnitude of the risk it faces relating to either its customers or its suppliers.

3. Embedded microprocessors.
   The company does not believe that it has a reliable method at this time of accurately assessing the magnitude of the risk it faces relating to embedded microprocessor technology. Management continues to utilize the technical resources available to it to manage this exposure.

Costs incurred relative to Year 2000 solutions:

    Management continues to believe that its estimate of the total cost of implementing Year 2000 solutions for its various locations, as contained in its 1997 disclosures, remains a reasonable estimate. Spending through September 30, 1998 on Year 2000 solutions was approximately $300,000.

                          FORWARD LOOKING INFORMATION

     This report contains forward looking statements which are subject to inherent uncertainties. All of these are difficult to predict and many of these are beyond the ability of the Company to control.

                           PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

     (a) Statement of Computation of Per Share Earnings...Page 11.

     (b) Registrant did not file a Form 8-K during the quarter for which this report is filed.




                                  MESTEK, INC.
              SCHEDULE OF COMPUTATION OF EARNINGS PER COMMON SHARE


                                  Three Months Ended         Nine Months Ended
                                    September 30,              September 30,
                                    -------------              -------------
                                   1998     1997            1998         1997
                                   ----     ----            ----         ----
                                         (Amounts in thousands, except
                                          earnings per common shares)


Net income for earnings
     per share                   $4,324   $ 3,841        $10,526       $9,335
                                 ======   =======        =======       ======

Basic weighted average
     number of common share       8,920     8,928          8,924        8,929
                                 ======   =======        =======       ======

Basic earnings per common
     share                        $ .48     $ .43          $1.18        $1.04
                                 ======   =======        =======       ======

Diluted weighted average
     number of common share
     outstanding                  8,947     8,950          8,951        8,949
                                 ======   =======        =======       ======

Diluted earnings per common
     share                        $ .48     $ .43        $  1.18       $ 1.04
                                 ======   =======        =======       ======


                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  MESTEK, INC.
                                  (Registrant)

Date: October 27, 1998

                               /S/ Stephen M. Shea
                                   Stephen M. Shea
                                   Senior Vice President - Finance
                                   (Chief Financial Officer)