Form 10-K
period 1998-12-31
MESTEK INC
filed 1999-03-31
CIK 65195

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended                         Commission file number: 1-448
December 31, 1998

                                  MESTEK, INC.

             (Exact name of registrant as specified in its charter)

    Pennsylvania                                                25-0661650
(State or other jurisdiction of                             (I. R. S Employer
incorporation or organization                               Identification No.)

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.          YES     X                      NO__


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/


The aggregate market value of voting common shares held by non-affiliated of the registrant as of March 15, 1999, based upon the closing price for the registrant's common stock as reported in The Wall Street Journal as of such date was $56,045,907.

The number of shares of the registrant's common stock issued and outstanding as of March 15, 1999 was 8,878,105.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement relating to the annual meeting of shareholders of the registrant to be held on May 18, 1999 are incorporated by reference into
Part III hereof and the exhibits to filings referenced on Pages 44 through 47 of
Part IV hereof are incorporated by reference into Part IV hereof.

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

On February 5, 1996, the Company acquired certain assets of the press feeding and cut-tolength line businesses of Rowe Machinery & Automation, Inc. of Dallas, Texas (Rowe). Rowe is a leading manufacturer of press feeding and cut-to-length line equipment serving the appliance, office furniture, automotive, and many other markets. The purchase price paid was $5,495,000, including the assumed liabilities of $1,900,000. The Company has accounted for this acquisition under the purchase method of accounting. The Company leased the Rowe facility in Dallas, including machinery and equipment, on a short-term basis through April of 1997.

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

On January 31, 1997, the Company acquired ninety-one and one hundredths percent (91.01%) of the issued and outstanding common stock of Hill Engineering, Inc.
(Hill)  of Villa  Park,  Illinois  and  Danville,  Kentucky.  Hill is a  leading producer of precision tools and dies for the gasket manufacturing and roll-forming industries and other specialty equipment. The purchase price paid for the acquired stock was $5,141,000. The Company has accounted for this acquisition under the purchase method of accounting.

On November 3, 1997 the Company acquired one hundred percent (100%) of the issued and outstanding common stock of CoilMate, Inc. (Coilmate) of Southington, Connecticut. Coilmate is the leading producer of pallet decoiling equipment for the metal stamping and roll forming industries. The purchase price paid was $3,521,000. The Company has accounted for this acquisition under the purchase method of accounting.

On April 29, 1998, the Company, through a Canadian subsidiary, acquired 100 percent of the outstanding common stock of Ruscio Brothers Refractory Ltd. (RBR) and 988721 Ontario, Inc. (988721), both of Mississauga, Ontario, Canada. RBR and 988721 manufacture and distribute commercial and residential copper-finned boilers and water heaters under the name Ruscio Brothers Industries, (RBI), primarily in Canada. Copper-finned boilers and water heaters are complimentary to the Company's other hydronic products and the Company now distributes RBI's products in the United States. The purchase price paid for the acquired stock was approximately $2,877,000 (U.S.) and included goodwill of approximately $1,807,000 (U.S.)

On November 2, 1998, the Company exchanged its forty-six and eight tenths percent (46.8%) interest in Eafco, Inc. for ninety-three and six tenths percent (93.6%) of the common stock of Boyertown

Foundry Company (BFC) of Boyertown, PA. BFC received one hundred percent (100%) of the foundry and machining operations of Eafco on that same date pursuant to "a split-up" of Eafco structured for tax purposes as a tax-free reorganization. The Company has accounted for this transaction under the purchase method of accounting. Accordingly, the carrying value of the Company's equity investment in Eafco, $8,778,000 at November 2, 1998, was treated as the purchase price for accounting purposes. The assets acquired by BFC included substantially all of the real estate and equipment owned by Eafco in Boyertown and used in the foundry, machining and boiler assembly operations and certain other assets and liabilities. BFC will operate principally as a cast-iron foundry, supplying cast iron sections and related machining services to both the Company's Westcast subsidiary and to various third parties, including Peerless Heater Company, Inc. In connection with this transaction the Company loaned Eafco, Inc. $1,500,000 and also assumed and paid $650,000 of Eafco's then outstanding bank indebtedness. The $1,500,000 loan bears interest at BankBoston's prime rate less one, is payable over 42 months beginning on May 1, 2000, and is secured by substantially all of Eafco's assets. BFC has also leased a portion of its facilities in Boyertown to Eafco, Inc. which will continue to assemble and warehouse boilers in Boyertown for Peerless Heater Company, Inc.

         The Company's executive offices are located at 260 North Elm Street, Westfield, Massachusetts 01085. The Company's phone number is 413-568-9571.


OPERATIONS OF THE COMPANY

         The Company operates in four continuing business segments: Heating, Ventilating, and Air Conditioning Equipment ("HVAC") manufacturing; Computer Software Development and Systems Design; Metal Products; and Metal Forming. Each of these segments is described below.

         The Company's former Metal Products Segment has been subdivided for 1998 reporting purposes into the Metal Forming Segment and the Metal Products Segment.

         The Company and its subsidiaries together employed approximately 2,800 persons as of December 31, 1998.


HEATING, VENTILATING AND AIR CONDITIONING EQUIPMENT

         The Company, through Mestek, Inc. and various of its wholly owned subsidiaries, (collectively, the "Reed Division") manufactures and distributes products in the HVAC industry. These products include residential, commercial and industrial hydronic heat distribution products, gas-fired heating and ventilating equipment, louver and damper equipment, commercial and residential gas and oil-fired boilers, air conditioning units, and related products used in heating, ventilating and air conditioning systems.

The Reed Division sells finned-tube and baseboard radiation equipment under the names "Sterling", "Vulcan", "Heatrim", "Petite-7", "Hydrotherm", and "Suntemp", and other hydronic heat distribution products under the names "Sterling" and "Beacon-Morris". The division sells gas-fired unit heaters under the name "Sterling", radiant heating under the name "Cox" and gas-fired indoor and outdoor heating and ventilating equipment under the names "Alton", "Applied Air", "Wing", "Air Fan", and "Temprite". Cooling and air conditioning equipment is sold under the "Alton", "Applied Air", "Space Pak", "Aztec", "Koldwave", "Air Fan", and "Nesbitt" names, and gas and oil-fired boilers are sold primarily under the names "RBI", "Hydrotherm", "Multi-Pulse", and "Multi-Temp", and distributed under the name "Smith Cast Iron Boilers" by Westcast, Inc. A number of these trade names are also registered trademarks owned by the Company and its subsidiaries. These products may be used to heat, ventilate and/or cool structures ranging in size from large office buildings, industrial buildings, warehouses, stores and residences, down to such small spaces as add-on rooms in residences. The division's products are manufactured at plants in Westfield, Massachusetts; South Windsor, Connecticut; Farmville, North Carolina; Dallas, Texas; Mississauga, Ontario, Canada; Dundalk, Maryland; and Wrens, Georgia. The Company closed its

Skokie, Illinois and Ridgeville, Indiana plants in 1996 and relocated these operations to Dundalk, Maryland and Farmville, North Carolina, respectively.

The Reed Division sells its many types of fire, smoke, and air control louvers and dampers, which are devices designed to facilitate the ventilation of buildings or to control or seal off the movement of air through building duct work in the event of fire or smoke, under the names "Air Balance", "Phillips Aire", "Pacific Air Balance", "American Warming and Ventilating", and "Arrow". These products are manufactured at the Company's plants in Wrens, Georgia; Los Angeles, California; Bradner, Ohio; Waldron, Michigan; Springfield, Ohio, and Wyalusing, Pennsylvania. The Reed Division also manufactures industrial and power plant dampers in Los Angeles, California under the name "Pacific Air Products".

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

The Reed Division sells gas-fired and hydronic heating and ventilating products, boilers and other HVAC equipment in Canada and also sells its products in other foreign markets from time to time. Total export sales did not exceed ten percent of total revenues, nor did foreign assets exceed ten percent of total assets, in any of the most recent five years ending December 31, 1998.

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

The businesses of the HVAC segment are highly competitive. The Company believes that it is the largest manufacturer of hydronic baseboard heating for residential and commercial purposes and is one of the three leading manufacturers of gas-fired heaters and fire and smoke dampers. The Company has established a substantial market position in the cast-iron boiler business through its acquisitions in 1991, 1992, and 1998. Nevertheless, in all of the industries in which it competes, the Company has competitors with substantially greater manufacturing, sales, research and financial resources than the Company. Competition in these industries is based mainly on merchandising capability, service, quality, price and ability to meet customer specifications. The Reed Division believes that it has achieved and maintained its position as a substantial competitor in the HVAC industry largely through the strength of its extensive distribution network, the breadth of it product line and its ability to meet customer delivery and service requirements. Most of its competitors offer their products in some but not all of the industries served by the Reed Division.

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

Expenditures  for research and development  for the HVAC segment in 1998,  1997,
and  1996  were  $1,415,000,   $941,000,  and  $814,000  respectively.   Product
development efforts are necessary and ongoing in all product markets.

The Company believes that compliance with environmental laws will not have a financially material effect on its operations in 1999.


COMPUTER SOFTWARE DEVELOPMENT AND SYSTEM DESIGN

The business of Mestek's wholly owned subsidiary, MCS, Inc. ("MCS") is primarily related to the sales and service of business applications software for the home health services information systems marketplace. Services to customers include preparation of computer programs and software to meet the customer needs, providing computer hardware when required, installing the system at the customer's business, and providing continuing support services.

The most significant systems which MCS has available are MestaMed, a third-party billing, general ledger, accounting and inventory control system for providers of durable medical equipment, home health care, infusion therapy, rehabilitation programs, and hospice services, and ProfitWorks, a system utilized by lumber, electrical, plumbing, and manufacturer's representatives to manage order entry, inventory, purchasing, accounts receivable, and reporting. Support includes software enhancements, diagnostic access, and training seminars. MestaMed is the only supplier of an integrated solution for providers of home health services. MestaMed is available on a variety of hardware platforms and operating systems including UNIX and various Intel based platforms.

MCS's products were developed in what are today regarded as "legacy" environments. Nevertheless, by the continual application and utilization of tools developed by others, MCS has been able to sustain and improve the utility of its products and offer such products on a variety of hardware and operating systems platforms, including Windows NT. Developments in progress at this time include a graphical user interface (GUI) for applicable modules and open database compliant (ODBC) features. At the same time, the Company continues to look at developing or acquiring new products based upon third generation tools and modern software languages. The Company is also studying the use of such tools, as well as Web-based tools, to accomplish the migration of its current offerings to modern operating systems environments.

New enhancements to its software products are continually being developed by MCS. Notable developments in 1998 were (1) the introduction of a "point-of-care" enhancement to MCS's Home Health Care software and (2) the introduction of an enhanced inventory system for MestaMed. During 1998, 1997, and 1996 MCS spent approximately $1,992,000, $1,575,000, and $1,338,000, respectively, for software development. These costs related primarily to customer-sponsored development and improvements to existing products.

Because of the importance of systems development to MCS, programming and sales personnel are a primary resource. MCS's main office is in the Pittsburgh, Pennsylvania area and it has sales offices in other parts of the country.

The delivery of home health care services is increasingly dominated by hospital based "integrated delivery systems" (IDS). MCS has not established a relationship at this time with a supplier of information systems to hospital based delivery systems. It has, however, recently entered into agreement with the Volunteer Hospital Association whereby its products will be recommended to the Association's members as a recommended solution for their home health services information systems needs.

The markets for business applications software and systems development are intensely competitive and subject to rapid technological change. For this reason MCS faces risks and enjoys opportunities, which are somewhat more pronounced than in the Company's other operating segments. MCS has many competitors in the markets in which it operates both on a regional and national basis. Foreign sales are not significant. On December 31, 1998, MCS's backlog was approximately $1,619,000.

MCS's inventory consists primarily of computer hardware and related equipment, which is sold together with applications software as a turnkey solution. MCS attempts to maintain a sixty-day supply so that delivery of completed systems can be made on a timely basis.


METAL FORMING

The Company's Metal Forming Segment designs, manufactures and sells a variety of metal handling and metal forming products under names such as Cooper-Weymouth-Peterson, Dahlstrom, Hill Engineering, CoilMate-Dickerman, and Rowe (collectively Formtek). The products are sold through independent dealers in most cases to end-users and in some cases to other original equipment manufacturers. The products include roll formers, roll forming systems, wing benders, presses, servofeeds, straighteners, cradles, reels, cut-to-length lines, specialty dies, tube cut-off systems, hydraulic punching blanking and cutoff systems, rotary punching, and flying cut-off saws.

In 1997 this Segment added two additional units: Hill Engineering, Inc. a leading producer of precision tools and dies for the gasket manufacturing and roll forming industries, and CoilMate, Inc., a leading producer of pallet decoiling equipment for the metal stamping and roll forming industries. The CoilMate product has been combined with a former CWP Division, Dickerman, and this "low-end" line is now marketed as CoilMate-Dickerman.

The Company believes it has improved its competitive position within the metal forming marketplace by developing servo-driven feeders with microprocessor controls, and other software controls, affording diagnostic and operational features, as well as by the strategic acquisitions made in 1996 and 1997 which broadened the segment's overall product offerings.

Certain products made by these units are custom designed and manufactured to meet unique customer needs or specifications not currently met by existing products. These products, developed by the Company's design and application engineering groups, often represent improvements on existing technology and are often then incorporated into the unit's standard product line.

The primary customers for such metal-handling and metal-forming equipment include contract metal stampers, manufacturers of large and small appliances, commercial and residential lighting fixtures, automobile accessories, office furniture and equipment, metal construction and HVAC products.

The businesses of Formtek are highly competitive and, due to the nature of the products, are significantly more cyclical (due to changes in manufacturing capacity utilization) than the Company's other operating segments. CWP, Rowe, and CoilMate-Dickerman have become substantial forces in the manufacture of coil handling equipment through their broad and competitive product lines, together with Formtek's customer driven application engineering and ability to meet customer delivery and service requirements through separate extensive distribution networks. The Company expects that these strengths will be further leveraged by the large installed customer bases of its recent acquisitions.

The Metal Forming Segment sells equipment in Canada and other foreign markets. Total export sales did not exceed ten percent (10%) of the total revenues nor did foreign assets exceed ten percent (10%) of total assets in any of the most recent five years ending December 31,1998.

The backlog relating to this segment at December 31, 1998 was approximately $10,958,000. Expenditures for research and development for this segment in 1998, 1997, and 1996 were $465,000, $298,000, and $53,000, respectively.

METAL PRODUCTS

The Company's Metal Products Segment (consisting of National Northeast Corporation, OmegaFlex, Inc. and Boyertown Foundry Company) manufactures a variety of metal products including extruded aluminum heat sinks, flexible metal hose and grey iron castings. This segment sells cast iron products to the HVAC industry, including the company's HVAC segment, flexible metal hose products to the HVAC and industrial metal hose marketplaces, extruded aluminum products for thermal management, (heat sinks), to the electronics marketplaces, extruded aluminum products to the architectural products marketplace, and extruded aluminum products to the Company's HVAC segment.

National Northeast Corporation (National) extrudes aluminum shapes for the construction and other markets and extrudes and fabricates aluminum based products and assemblies and high precision aluminum heat sinks (heat dissipation devices) for use in a wide variety of power control, communications and related electronic and computer systems applications. Its products are made through an extrusion process supported by a broad line of secondary machining, stamping and assembly capabilities. National's application engineering and fabrication capabilities have helped it become a substantial competitor in the heat sink market place.

OmegaFlex, Inc. (Omega) manufactures corrugated flexible stainless steel hose for use in a wide variety of industrial applications. Its products include annular, helical and braided metal hose and hose fabrications and are sold primarily through industrial hose distributors. In January of 1997, Omega introduced Trac-PipeTM, a corrugated stainless steel tubing developed for use in piping gas appliances. The Company has realized significant synergies by distributing Trac-PipeTM through its extensive HVAC distribution network.

Boyertown Foundry Company (BFC) operates a cast-iron foundry in Boyertown, PA, which manufactures products used principally in the HVAC industry.

The Metals Products Segment sells products in Canada and in other foreign markets. Total export sales, however, did not exceed ten percent of total revenues, nor did foreign assets exceed ten percent of total assets in any of the most recent five years ending December 31, 1998.

The backlog relating to this segment at December 31, 1998 was approximately $3,764,000.

Expenditures for research and development for this segment, independent of research and development related to specific customer requests, in 1998, 1997, and 1996 were $256,000, $389,000, and $151,000 respectively.


SEGMENT INFORMATION

Selected financial information regarding the operations of each of the above segments, consistent with statement of Financial Accounting Standard No. 131 and
Section 101 (d) of Regulations 5-K, is presented in Note 12 to the Consolidated Financial Statements.

Item 2 - PROPERTIES

The HVAC segment of the Company manufactures equipment at plants that the Company owns in Waldron, Michigan; Bradner, Ohio; Wyalusing, Pennsylvania; Dundalk, Maryland, Springfield, Ohio; Wrens, Georgia, and Dallas, Texas. It operates plants that it leases from entities owned directly or indirectly by certain officers and directors of the Company in Westfield, Massachusetts; Farmville, North Carolina; South Windsor, Connecticut and Los Angeles, California. The Reed Division leases manufacturing space from unrelated parties in Mississauga, Ontario, Canada; as well as a regional distribution facility in Mississauga, Ontario, Canada.

The Metal Forming segment manufactures products at plants the Company owns in Clinton, Maine, Villa Park, Illinois, Schiller Park, Illinois, and Danville, Kentucky.

The Metal Products segment manufactures products at plants the Company owns in Pelham, New Hampshire, Boyertown, Pennsylvania and at leased facilities in Lawrence, Massachusetts, Winter Haven, Florida, and Exton, Pennsylvania.

During 1998 the Company acquired additional office and manufacturing space in Dallas, Texas and, as more fully described in Note 2 to the Consolidated Financial Statements, acquired substantially all of the manufacturing and office facilities of EAFCO, Inc. in Boyertown, Pennsylvania.

The Company's Computer System's segment (MCS) leases office space in Monroeville, Pennsylvania, which houses its principal offices and computer facility used in the computer software development and system design business. MCS has also recently leased office space in Pleasanton, California. MCS owns the computer equipment used in its operations

The Company's principal executive offices in Westfield, Massachusetts are leased from an entity owned by an officer and director of the Company. The Company also owns an office building in Holland, Ohio.

In addition, the Company and certain of its subsidiaries lease other office space in various cities around the country for use as sales offices.

Certain of the owned facilities are pledged as security for certain long-term debt instruments. See Property and Equipment, Note 4 to the Consolidated Financial Statements.

Item 3 - LEGAL PROCEEDINGS

The Company is not presently involved in any litigation,  which it believes will
materially  and  adversely   affect  its  financial   condition  or  results  of
operations.


Item 4 - SUBMISSION OF MATTER TO A VOTE OF THE SECURITY HOLDERS

No matters were submitted to the security holders of the Company for a vote during the fourth quarter of 1998.

                                     PART II


Item 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's common stock is listed on the New York Stock Exchange, under the symbol MCC. The number of shareholders of record as of March 15, 1999 based on inquiries of the registrant's transfer agent was 1337. For this purpose, shareholders whose shares are held by brokers on behalf of such shareholders (shares held in "street name") are not separately counted. The price range of the Company's common stock between January 1, 1999 and March 15, 1999 was between $21 3/8 and 18 3/4, and the closing price on March 15, 1999 was $18 3/4.

The quarterly price ranges of the Company's common stock during 1998 and 1997 as reported in the consolidated transaction reporting system were as follows:

                                   PRICE RANGE

                                1998                                1997
                                ----                                ----

First Quarter           $22 3/8     $18 1/4                $18 1/8     $16 1/8
Second Quarter          $22 3/4     $18 9/16               $20 7/8     $16 1/4
Third Quarter           $22         $18                    $21 3/8     $17 3/4
Fourth Quarter          $20 3/4     $17 1/2                $19 3/8     $17 3/8

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

SUMMARY OF FINANCIAL POSITION as of December 31,
(dollars in thousands except per share data)

                           1998        1997       1996         1995        1994
                           ----        ----       ----         ----        ----

Total Assets            $ 205,143  $ 191,117   $ 170,010    $ 141,431  $ 120,430
Working capital            49,415     42,056      59,274       41,626     36,628
Long-term debt, including
  current portion          13,188     19,329      15,362        3,031      5,548
Shareholders' equity      133,298    118,007     103,718       91,046     80,732
Shareholders' equity
per common share (1)    $  14.99   $  13.22     $ 11.61     $  10.14   $   8.93
                        =========  =========    ========    =========  =========

SUMMARY OF OPERATIONS - for the year ended December 31, (2) (dollars in thousands except per share data)

                         1998         1997       1996         1995        1994
                         ----         ----       ----         ----        ----

Total revenues         $338,344    $327,778    $299,527     $245,865    $224,018
Net income               16,064      14,405      13,329       10,906       9,298
Earnings per common share:
Net Income
  Basic                 $ 1.80      $ 1.61      $ 1.49        $ 1.21      $ 1.02
  Diluted               $ 1.80      $ 1.61      $ 1.49        $ 1.21      $ 1.02

1)Equity per common share amounts are computed using the common shares and common share equivalents outstanding as of December 31, 1998, 1997, 1996, 1995, and 1994.

(2)Includes the results of acquired companies or asset acquisitions from the date of such acquisition, as follows:

* Boyertown Foundry Company from November 2, 1998
* Ruscio Brothers Industries, (RBI), from April 29, 1998
* CoilMate, Inc., from November 3, 1997
* Hill Engineering, Inc., from January 31, 1997
* Dahlstrom Industries, Inc. from August 30, 1996.
* Rowe Machinery & Automation,Inc., from February 5, 1996.
* Omega Flex, Inc., from February 2, 1996.
* National Northeast Corporation and National Southeast Corporation from October 30, 1995.
* Heat Exchangers, Inc., from November 15, 1995.
* Aztec Sensible Cooling, Inc., from November 1, 1994.

           Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



                           FORWARD LOOKING INFORMATION

This report contains forward-looking statements, which are subject to inherent uncertainties. These uncertainties include, but are not limited to, variations in weather, changes in the regulatory environment, the broad economic effect of the Year 2000 problem, customer preferences, general economic conditions, and increased competition. All of these are difficult to predict, and many are beyond the ability of the Company to control.

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that are not historical facts but rather reflect the Company's current expectations concerning future results and events. The words "believes", "expects", "intends", "plans", "anticipates", "likely", "will", and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company (or entities in which the Company has interests), or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements.

Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management's view only as of the date of this Annual Report on Form 10-K. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstance after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances.



                     RETURN ON AVERAGE NET ASSETS EMPLOYED


                                1998, 1997, 1996

The Company's Return on Average Net Assets Employed, defined as operating profits before bonuses, over Average Net Assets Employed (total assets less current liabilities other than current portion of long-term debt, averaged over 12 months) for the years 1998, 1997, and 1996 was as follows:

                                             1998          1997         1996
                                             ----          ----         ----

Operating Profits (as defined)           $31,497,000   $30,525,000   $25,925,000
Average Net Assets Employed (as defined $147,170,000  $130,419,000  $113,594,000
------------- ------------- -------------
Return on Average Net Assets Employed       21.4%           23.4%       22.8%
                                        ============  ===========   ============


The 1998 return on Average Net Assets Employed decreased slightly from 1997, despite improvements from the Company's Metal Forming and Metal Products segments, due to reduced operating incomes from the Company's HVAC and Computer Software Segments.

                            ANALYSIS: 1998 VS. 1997

The Company's core HVAC Segment reported comparative results for 1998 and 1997 as follows:

                                    1998        1998           1997        1997
                                   ------       -----          ------      -----
                                   ($000)         %            ($000)        %
                                   ------       -----          ------      -----

Net Sales                        $229,704     100.00%        $229,423    100.00%
Gross Profit                       65,485      28.51%          66,178     28.85%
Operating Income                   15,668       6.82%          17,846      7.78%

The Company's decision in 1998 to close its Temprite Manufacturing location in Orangeville, Ontario, Canada, together with the effect of certain transitional costs associated with the Company's recent HVAC acquisitions and certain other product re-alignment costs, combined to produce flat HVAC revenues in 1998 and reduced operating profits. The Company's Computer Systems Segment (MCS, Inc.) reported reduced sales, margins and operating profits in 1998 as indicated in the following table:

                                   1998           1998       1997         1997
                                  ($000)           %        ($000)          %
                                  ------          -----     ------        -----

Net Sales                        $16,630       100.00%     $17,029       100.00%
Gross Profit                       6,578        39.56%       7,238         42.5%
Operating Income                   2,335        14.04%       3,289        19.31%

Reimbursement restrictions imposed upon Medicare providers (MCS's customers) in 1998 by the Balanced Budget Amendment adversely affected the home health care information systems marketplace and resulted in reduced revenues for MCS. Also, costs incurred by MCS relative to its efforts to address Year 2000 functionality in its products, and other product development initiatives, impacted this segment's operating costs adversely in 1998.

MCS's products were developed in what are today regarded as "legacy" environments. Nevertheless, by the continual application and utilization of tools developed by others, MCS has been able to sustain and improve the utility of its products and offer such products on a variety of hardware, and operating systems platforms, including Windows NT. Developments in progress at this time include a graphical user interface (GUI) for applicable modules and open database compliant (ODBC) features. At the same time the Company continues to look at developing or acquiring new products based upon third generation tools and modern software languages. The Company is also studying the use of such tools, as well as Web-based tools, to accomplish the migration of its current offerings to modern operating systems environments.

For 1998 reporting purposes the Company's former Metal Products Segment has been subdivided into a Metal Forming Segment and a Metal products segment.

The Company's Metal Products Segment includes National Northeast Corporation, (National), an aluminum extruder and heat sink fabricator acquired in 1995, Omega Flex, Inc. (Omega), an industrial metal hose fabricator acquired in 1996, and Boyertown Foundry Company, (BFC), a ninety-three and six tenths percent (93.6%) owned subsidiary which acquired the foundry and machining operations of Eafco, Inc. on November 2, 1998. Prior to that date, the Company's forty-six and eight tenths percent (46.8%) investment in Eafco was accounted for on the equity method and was not included in this segment. Results of operations for BFC for the period November 2, 1998 through December 31, 1998, exclusive of intersegment sales, are included in the this segments' 1998 results. BFC produces cast iron products and related machining services for the Company's HVAC Segment and various third parties. Comparative results for 1998 and 1997 were as follows:

1998 1998 1997 1997
($000) % ($000) %
------ - ------ -
Net Sales                          $50,745     100.00%       $42,797     100.00%
Gross Profit                        14,222      28.03%        10,407      24.35%
Operating Income                     5,194      10.24%         2,723       6.36%

The growth in operating profits in 1998 is traceable to significantly improved results from both National and Omega. National continued to execute its aggressive expansion plan in 1998, moving its fabricating operations from Lawrence, MA to its new facility in Pelham, NH, and continued to expand its presence in the thermal management (heat sink) marketplace. Omega, with significant 1997 product development and market development costs behind it, successfully executed its plan in 1998 to greatly expand sales of its new "Trac-pipe(TM)" flexible gas piping product, a corrugated stainless steel tubing developed especially for use in the piping and installation of gas appliances.

The Company's Metal Forming Segment includes Copper-Weymouth, Peterson, (CWP), Rowe Machinery and Automation Inc., (Rowe), a leading manufacturer of press-feeding and cut-to-length equipment, acquired in 1996, Dahlstrom Industries, (Dahlstrom), a leading manufacturer of roll forming equipment, acquired in 1996, Hill Engineering, (Hill), a leading producer of tools and dies for the gasket manufacturing and roll forming industries acquired on January 31, 1997, and CoilMate, Inc., (Coilmate), a leading producer of pallet decoiling equipment for the metal stamping and roll forming industries acquired on November 3, 1997. Comparative results for 1998 and 1997 were as follows:

                                 1998         1998          1997           1997
                                ------        ----          ------         ----
                                ($000)          %           ($000)           %
                                ------        ----          ------         ----

Net Sales                      $41,265       100.00%      $38,529        100.00%
Gross Profit                    12,212        29.59%       10,626         27.00%
Operating Income                 4,170        10.11%        1,537          3.99%

The relocation of the Rowe manufacturing operation to the Company's Formtek facility in Clinton, Maine imposed significant direct and indirect costs on this segment in 1997. With these costs behind it, this segment was able to exploit the synergies expected from this consolidation and as a result operating income for 1998 was up considerably on modestly increased revenues. The Coilmate operations were moved from Southington, Connecticut to Clinton, Maine, in the fourth quarter to achieve further operating synergies.

As a whole the Company reported comparative results as follows:

                                  1998         1998            1997       1997
                                  ------       ----            ------     ----
                                  ($000)         %             ($000)       %
                                  ------       ----            ------     ----

Net Sale                       $338,334      100.00%        $327,778     100.00%
Gross Profit                     98,136       29.00%          94,449      28.81%
Operating Income                 27,367        8.09%          25,395       7.75%

Gross Profit and Operating Income percentage margins were relatively unchanged overall.

Sales Expense for the Company as a whole, as a percentage of total revenues, increased slightly, from twelve and forty-nine hundredths percent (12.49%) to twelve and seventy hundredths percent (12.70%), owing to relatively flat revenues in the Company's HVAC segment. General and Administrative Expenses, as a percentage of revenues, decreased from six and thirteen hundredths percent (6.13%) to five and sixty-two hundredths percent (5.62%), principally due to a decrease in the provision for bonuses. Engineering Expense, as a percentage of total revenues, increased slightly from two and forty-five hundredths percent (2.45%) to two and sixty hundredths percent (2.60%). Interest Expense decreased slightly in 1998, tracking the net reduction in interest bearing indebtedness.

Income Tax Expense for 1998, as a percentage of pretax income, was reduced slightly from thirty-eight and two tenths percent (38.2%) to thirty-seven and four tenths percent (37.4%).

ANALYSIS: 1997 VS. 1996

The Company's core HVAC Segment reported comparative results for 1997 and 1996 as follows:



                                 1997          1997          1996          1996
                                ------         ----          ------        ----
                                ($000)           %          ($000)          %
                                ------         ----          ------        ----

Net Sales                     $229,423       100.00%      $228,115       100.00%
Gross Profit                    66,178        28.85%        62,164        27.25%
Operating Income                17,846         7.78%        16,142         7.08%

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

The Company's Metal Products Segment includes National Northeast Corporation, (National), an aluminum extruder and heat sink fabricator acquired in 1995, Omega Flex, Inc., (Omega), an industrial metal hose fabricator acquired in 1996. Comparative results for 1997 and 1996 were as follows:

1997 1997 1996 1996
---- ---- ---- ----
($000) % ($000) %
------ - ------ -

Net Sales                     $42,797       100.00%         $31,052      100.00%
Gross Profit                   10,407        24.35%           6,439       20.74%
Operating Income                2,723         6.36%           2,261        7.28%

Gross Profit and Operating Income for this segment were adversely effected in 1997 by significant new product development and market development costs undertaken by Omega in connection with its introduction of Trac-PipeTM, a corrugated stainless steel tubing developed especially for use in the piping and installation of gas appliances, and also by certain transitional costs incurred by National related to its planned relocation to Pelham, NH.

The Company's Computer Systems Segment (MCS, Inc.) reported improved revenues, gross profits and operating profits in 1997 as indicated in the following table:

                                    1997       1997            1996       1996
                                   ------      ----           ------      ----
                                   ($000)         %           ($000)        %
                                   ------      ----           ------      ----

Net Sales                         $17,029    100.00%         $16,114     100.00%
Gross Profit                        7,238     42.50%           6,865      42.60%
Operating Income                    3,289     19.31%           3,063      19.01%

MCS continued its commitment in 1997 to product enhancement and customer support in the Durable Medical Equipment, Home Infusion Therapy, and Home Health Services marketplaces.


The Company's Metal Forming Segment includes Cooper-Weymouth, Peterson, (CWP), Rowe Machinery and Automation Inc., (Rowe), a leading manufacturer of press-feeding and cut-to-length equipment, acquired in 1996, Dahlstrom Industries, (Dahlstrom), a leading manufacturer of roll forming equipment, acquired in 1996, Hill Engineering, (Hill), a leading producer of tools and dies for the gasket manufacturing and roll forming industries acquired on January 31, 1997, and CoilMate, Inc., (Coilmate), a leading producer of pallet decoiling equipment for the metal stamping and roll forming industries acquired on November 3, 1997.

Comparative results, which, obviously, were affected by these acquisitions, were as follows:

                                  1997       1997             1996         1996
                                 ------      ----            ------        ----
                                 ($000)       %              ($000)          %
                                 ------      ----            ------        ----

Net Sales                      $38,529     100.00%          $24,246      100.00%
Gross Profit                    10,626      27.00%            6,760       27.88%
Operating Income                 1,537       3.99%            1,426        5.88%

The relocation of the Rowe manufacturing operation to the Company's Formtek facility in Clinton, ME, which was completed in 1997, imposed significant direct and indirect costs on this segment in 1997 and overshadowed otherwise solid contributions from Cooper-Weymouth, Peterson, and Hill Engineering. Significant synergies are expected to be derived from this relocation in future years.


As a whole the Company reported comparative results as follows:

                                 1997        1997             1996       1996
                                ------       ----            ------      ----
                                ($000)         %             ($000)        %
                                ------       ----            ------      ----

Net Sales                     $327,778     100.00%         $299,527     100.00%
Gross Profit                    94,449      28.81%           82,228      27.45%
Operating Income                25,395       7.75%           22,892       7.64%

Gross Profit and Operating Income percentage margins were slightly improved reflecting the effects described above.

Sales Expense for the Company as a whole, as a percentage of total revenues, increased from eleven and eighty-five hundredths percent (11.85%) to twelve and forty-eight hundredths percent (12.48%) (Sales Expense and General and Administrative Expense for 1996, as reported in the accompanying financial statements, have been adjusted to reflect certain reclassifications for purposes of comparability). General and Administrative Expenses, as a percentage of revenues, increased from five and forty-one hundredths percent (5.41%) in 1996 to six and thirteen hundredths percent (6.13%) in 1997, principally due to an increase in the provision for bonuses. Engineering Expense, as a percentage of total revenues, decreased slightly from two and fifty-five hundredths percent (2.55%) to two and forty-four hundredths percent (2.44%). Interest Expense was relatively unchanged in 1997, despite the various acquisitions, due to the offsetting effect of positive cash flows from operations.

Income Tax Expense for 1997, as a percentage of pretax income, was reduced slightly from thirty-nine and thirty-nine hundredths percent (39.39%) to thirty-eight and sixteen hundredths percent (38.16%).

Pretax income for 1996 included gains from the sale of unneeded manufacturing facilities totaling $1,444,000; there were no comparable transactions in 1997.


ANALYSIS: LIQUIDITY AND CAPITAL STRUCTURE


While working capital increased in 1998, from $42,056,000, at December 31, 1997 to $49,415,000 at December 31, 1998, this reflects principally the reduction in Current Portion of Long-Term Debt, which occurred in 1998. Total interest bearing indebtedness was reduced in 1998 by $6,141,000, reflecting the effect of positive cash flows after all acquisitions and other capital spending.

The Company's funded debt to equity ratio (including deferred liabilities and minority interests in funded debt) remained under three percent (3%) at December 31, 1998, despite the effect of the Company's 1998 acquisitions and other capital spending, reflecting the effect of positive cash flows on the Company's total debt position.

The principal changes to the Company's Net Assets Employed during 1998 were as follows:

Net Assets Employed 12/31/97                                       $139,549,000
Acquisition of Ruscio Brothers Industries, Inc.                       2,877,000
Added Investment in Boyertown Foundry Company                         2,250,000
Capital spending in excess of depreciation                            5,328,000
All other                                                               (77,000)
--------
Net Assets Employed 12/31/98                                       $149,927,000
=============

Management   regards  the  Company's   current  capital  structure  and  banking
relationships as fully adequate to meet foreseeable future needs. The Company has not paid dividends on its common stock since 1979.

ACCOUNTING PRONOUNCEMENTS


The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 130, which was effective for fiscal years beginning after December 15, 1997. FAS 130 requires the presentation of "comprehensive income," a more broadly defined measure of income, in addition to conventional "net income. The Company adopted FAS 130 effective with 1998. The Company's "comprehensive income" was not materially different from its "net income" as explained in Note 1 to the Consolidated Financial Statements.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 131, which was effective for fiscal years beginning after December 15, 1997. FAS 131 requires, in general, a "management approach" rather than an "industry approach" to the disclosure of segment information. The Company adopted FAS 131 in 1998 and expanded its segmental reporting accordingly as reflected in Note 12 to the Consolidated Financial Statements.


YEAR 2000 DISCLOSURE

The following information is being provided as a Year 2000 Readiness Disclosure Statement, and is subject to the provisions of the Year 2000 Information and Readiness Disclosure Act.

The Company's risks related to the Year 2000 problem fall into four categories:

1. Information Technology Systems

The Company's principal business applications software packages and related hardware and operating system environments, and the status of the Company's Year 2000 compliance efforts related thereto are as follows:

HVAC Segment:

The HVAC Segment maintains order entry, billing and manufacturing systems at a number of locations. The Segment's needs in this area, while specific to each individual division, have sufficient common ground that commercially available software packages, suitably customized, have been used in the past rather than custom written code. As a result, the Company decided in 1996 to address the Year 2000 problem in this area by upgrading its various manufacturing/order processing/inventory control/accounts receivable software systems to "Year 2000 Compliant" versions, while at the same time adding enhanced functionality.

The Company began a search at that time for a system which would meet the needs of as many of its divisions as possible. Friedman Associates, a manufacturing package with strong "configure to order" capabilities was chosen in 1997. The majority of the Segment's business is processed through its Westfield,
Massachusetts, and Holland, Ohio, locations which are in the process of implementing the Friedman Associates system in IBM

AS400 environments. The implementation process began in 1997 and is being managed on a division by division basis. It is expected that all divisions scheduled to implement the Friedman system will have completed this task by October 31, 1999. As of March 23, 1999, approximately fifty percent 50% of the HVAC divisions, as measured in 1998 revenues, have migrated to the Friedman system or are otherwise operating in environments believed to be Year 2000 compliant. The Company believes based upon inquiries of the relevant vendors that the IBM AS400 (model 500) operating system and the Friedman Associates software are fully Year 2000 compliant. The Company also utilizes at certain locations a manufacturing and order processing software known as MSS/Costar which also operates on the IBM AS400 platform. The Company has recently paid to make the necessary programming changes to make MSS/Costar Year 2000 compliant. The Company also utilizes at one location a manufacturing and order processing software known as Profit Key which, based upon representations from its seller, is also Year 2000 compliant. The Company is presently in the process of arranging for formal tests to validate its vendors' claims - both as to software and as to operating systems relative to Year 2000 compliance.

The HVAC Segment performs most of its financial reporting on a centralized basis in Westfield, MA using general ledger, payroll, payables, and human resources software packages from Infinium, Inc. which, based upon representations from Infinium, to the best of the Company's knowledge, are Year 2000 compliant. The Infinium Software runs in an IBM AS400 mini computer environment. Based upon representations from IBM, the Company believes the AS400 operating system environment which it is using for its financial software systems is Year 2000 compliant. Certain of the Company's subsidiaries maintain separate financial reporting functions using a variety of personal computer based software solutions. Visual and Syspro, the principal software packages in use at remote locations for financial accounting purposes are believed, based upon representations from these vendors, to be Year 2000 compliant at this time. The Company is presently in the process of arranging for formal testing to validate the representations received in this regard from its hardware and software vendors.

Metal Products Segment:

The Metal Products Segment has successfully phased in business application systems believed to be Year 2000 compliant at this time based upon inquiries of the relevant vendors. National Northeast Corporation implemented Visual Manufacturing on a personal computer network running the Windows NT operating system on January 1, 1999. Omega Flex, Inc. implemented Syspro Systems on a personal computer network running the Windows NT operating system on January 1, 1998. Boyertown Foundry Company implemented Peachtree Software on a personal computer network running the Windows NT operating system on November 1, 1998. The business applications running in these environments include general ledger, payables, payroll, human resources, order-entry and manufacturing. The Company is presently in the process of arranging for formal test to validate its vendors' claims - both as to software and as to operating systems - relative to Year 2000 compliance.

Metal Forming Segment:

The Clinton, Maine location of the (Cooper-Weymouth, Peterson, Rowe and CoilMate/Dickerman) Metal Forming Segment is in the process of implementing Symix Software for its order entry, billing, manufacturing, scheduling, inventory control and related needs. The system was loaded recently and operator training is underway. Pilot programs will begin in April. We expect the new system (less scheduling enhancements) to be operational September 1, 1999. The Metal Forming Segment has developed a contingency plan to be used in the event its transition to Symix is not complete as of December 31, 1999 which entails fixing the Year 2000 problem in its present MSS/Costar order entry and manufacturing environment. The vendor has represented that it has a cure and that the cure can be implemented without disruption prior to July 1, 1999. While the cost and effort required to implement the Symix system is significant, the Company expects that the benefits to its business process in addition to resolving Year 2000 functionality - will be substantial as many enhanced functionalities are expected particularly in the scheduling and advance planning areas. The Company believes that its contingency plan for this segment is a realistic alternative which would allow the segment to function as it does now after December 31, 1999 while it focuses on completing the Symix implementation. There can be no assurance, however, that the Company's implementation of the Symix system - or its implementation of its contingency plan - will be accomplished successfully prior to December 31, 1999.

The Dahlstrom division shut down its non compliant systems in 1998 and in early 1999 completed development of a Year 2000 compliant Windows-based inventory and costing system which is adequate to current needs. Dahlstrom intends to implement the Symix system within two (2) years.

The Hill Engineering unit utilizes the Elite system by Informix. Because our current version of the software, although Year 2000 compliant, will not be supported by the vendor after June 1999, we will upgrade our software to a better-supported version in the second quarter. Costs are expected to be approximately $20,000. Based upon the representations of the vendor and implementation of our current plan, we expect Hill's system to be compliant in the third quarter of 1999.

Engineering (CAD/CAM) systems:

The Company uses a variety of commercially available engineering and manufacturing design tools including AutoCAD, Pro E and Intergraph. Based upon inquiries of the vendors of these systems, the Company believes that the versions in use at its various locations are or will be soon Year 2000 compliant. The Company is presently arranging for formal testing to validate the representations made by vendors in this regard.

2. Suppliers and Customers Year 2000 problems.

Both the Company's customer base and its supplier base are large and diverse. As a result, the Company does not believe it has a reliable method of accurately assessing the magnitude of the risk it faces relating to either its customers or its suppliers. The possibility that one or more key suppliers may be unable for some period to fulfill their obligations to the Company as a result of Year 2000 related problems cannot be discounted. In such an event, a disruption of the Company's business, which could be financially material, is quite possible; although most materials are readily available from other vendors (although lead times may vary or be unpredictable or inadequate). The Company's core HVAC segment has conducted a survey of its principal and mission critical suppliers relative to Year 2000 compliance which covered eighty percent (80%) of the annual spending done by this segment. Results overall were mixed in that while responses were generally encouraging they were also in many cases legalistic and as a result difficult to interpret in terms of genuine readiness. The Company's Metal Forming Segment and Metal Products Segment are in the process of conducting similar surveys. The Company will continue to seek assurances and clarification from its key suppliers on the issue of Year 2000 readiness.

3. Embedded microprocessors.

The Company recognizes that some of its manufacturing equipment and some of its office equipment (other than computers) include embedded microprocessors which in some cases may prove to be non-Year 2000 compliant and may disrupt (until replaced) the Company's operations. The Company's Metal Forming Segment has made systematic inquiries of the suppliers of its key machinery, equipment and processes controlled by microprocessors in an effort to establish the status of embedded microprocessors in its manufacturing operations. The results of these inquiries have been generally favorable, and based upon the representations made by vendors, this segment believes its critical pieces of manufacturing equipment are Year 2000 compliant. The Company's HVAC Segment and Metal Products Segment are in the process of conducting a similar survey of their key manufacturing equipment suppliers on the issue of embedded microprocessors. Accordingly, the Company does not believe at this time that it can accurately assess the magnitude of the risk it faces in this regard. The Company intends to further query the suppliers of key machinery, equipment, and processes to determine their contingency plans available to address any failures which may occur after January 1, 2000. Management will continue to utilize the technical resources available to it to manage this exposure.

4. MCS.

The Company's MCS subsidiary, which produces software used in information systems for the home health care marketplace, released a Year 2000 compliant version of its principal product, MestaMed, in the fall of 1998. Many of the users of MestaMed have installed the upgrade, but a large number remain to be installed. MestaMed runs on a number of different software operating systems across a wide variety of hardware platforms. MCS has been aware that some older operating systems used to run MestaMed are not Year 2000 compliant or will not be supported by their suppliers and it has been working with customers to encourage operating system upgrades. MCS recently learned that two such operating systems used in conjunction with MestaMed will not be fully supported by its developer after October 1999. MCS's preliminary tests indicate that its products will be Year 2000 compliant while running under these operating systems. MCS is working with the supplier to determine the extent of the supplier's support for Year 2000 issues for the affected operating systems. The Company has confirmed from the supplier that it will offer a Year 2000 date-processing limited warranty on several versions of these operating systems. MCS is working closely with the supplier to confirm that this warranty will be extended to the remaining versions of those operating systems. Depending on the outcome of such discussions, MCS will encourage its customers affected by this issue to upgrade to more current versions of the operating system prior to December 31, 1999. A small percentage of MCS products users (generally customized versions of MestaMed or those not choosing maintenance) are running versions that are not Year 2000 compliant. The Company intends to encourage these users to upgrade to the current version of MestaMed prior to December 31, 1999.


The Company's state of readiness:

Relative to its internal business applications systems, the Company believes that the timetables and plans described above relative to Year 2000 upgrades and conversions for its various locations are generally realistic. The possibility that one or more of the Company's other divisions will fail to meet their respective deadlines relative to the Year 2000 upgrade process cannot be discounted.

Contingency Plans:

In some locations, the Company's plan to upgrade its business application system to a Year 2000 compliant version prior to December 31, 1999 may be delayed due to limited technical resources and/or other implementation challenges. The Company believes it may be able, in some cases, to fix the Year 2000 problem in its existing business application softwares in order to mitigate the effect of such delays. There can be no assurance, however, that such contingency plans will be effective and, accordingly, the risk that the Company's operations may be significantly disrupted after December 31, 1999 cannot be discounted. Such disruptions could be financially material to the Company.

Costs incurred relative to Year 2000 solutions:


The Company estimates that its total cost of addressing the Year 2000 issue, (excluding costs incurred by MCS relative to its software products), including software licenses, modifications, training and implementation will be approximately $2,500,000 over the 4-year period ended December 31, 1999. Of this total, the Company has incurred approximately $1,400,000 as of December 31, 1998.





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

In High Point, North Carolina, the Company has been named as a PRP with regard to the clean up of groundwater contamination allegedly due to dumping at a landfill. The Company's activity at the site represented less than one percent (1%) of all activity at the site. State authorities continue to investigate the extent of and remediation methods for groundwater contamination at or near the site, and the Company joined a joint defense group to help define and limit its liabilities whereby it may be required to contribute additional non-material sums as part of the remediation of groundwater contamination. The Company (along with many other corporations) is involved in PRP actions for the remediation of a site in Southington, Connecticut, as a result of the EPA's preliminary assignment of derivative responsibility for the presence of hazardous materials attributable to two other corporations from whom the Company purchased assets after the hazardous materials had been disposed of at the Southington site. The Company is currently participating as part of a joint defense group in discussions with the EPA for a "de minimis settlement" at the Southington, Connecticut site. The obligations of the Company in this matter are not expected to be material to the Company's financial position or the results of operations. The Company has received a notice from Pitt County, North Carolina that it may (along with many others) be a PRP at the Pitt County Landfill but the Company believes that any material which it shipped to the site was not of a hazardous nature. The Company has also received a request for information from the EPA addressed to a predecessor of the Company regarding the generation, storage, transportation and possible release of hazardous substances at a superfund site in Coraopolis, Pennsylvania, and the Company has complied with such request. The Company continues to investigate these matters, but expects that they will not be material to the Company's financial position or results of operations.

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

Changes to Environmental Laws Affecting Operations and Product Design

The Company's operations and it's HVAC products that involve combustion as currently designed and applied entail the risk of future noncompliance with the evolving landscape of Environmental Laws. The cost of complying with the various Environmental Laws is likely to increase over time, and there can be no assurance that the cost of compliance, including changes to manufacturing processes and design changes to current HVAC product offerings that involve atmospheric combustion, will not over the long-term and in the future have a material adverse effect on the Company's results of operations (especially in light of the international agreement on the reduction of green house gas emissions set forth in the Kyoto Protocol).

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                    The Board of Directors and Shareholders'
                                  Mestek, Inc.

We have audited the accompanying consolidated balance sheets of Mestek, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mestek, Inc. and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three year period ended December 31, 1998 in conformity with generally accepted accounting principles.

We have also audited Schedule II of Mestek, Inc. and subsidiaries as of December 31, 1998 and for each of the years in the three-year period ended December 31, 1998. In our opinion, the schedule presents fairly, in all material respects, the information required to be set forth therein.











Boston, Massachusetts
March 5, 1999

(except for Note 16, as to which the date is)
March 30, 1999

                                  MESTEK, INC.
                          CONSOLIDATED BALANCE SHEETS
                               As of December 31,



                                                           1998            1997
                                                           ----            ----
(Dollars in thousands)
ASSETS

Current Assets
Cash and Cash Equivalents                                 $3,777         $2,494
Accounts Receivable - less allowances of
$3,443 and $2,529                                         55,443         52,696
Unbilled Accounts Receivable                                 286            248
Inventories                                               52,980         51,580
Deferred Tax Benefit                                       1,483          1,691
Other Current Assets                                       3,620          3,582
                                                         -------       --------

Total Current Assets                                     117,589        112,291

Property and Equipment - net                              55,841         40,715
Equity Investments                                          ---           8,778
Other Assets and Deferred Charges - net                    7,148          5,516
Excess of Cost over Net Assets of Acquired Companies       24,565        23,817
                                                         --------      --------

Total Asset                                              $205,143      $191,117
                                                         ========      ========












See Accompanying Notes to Consolidated Financial Statements

                                  MESTEK, INC.
                    CONSOLIDATED BALANCE SHEETS (continued)
                               As of December 31,


                                                            1998          1997
                                                            ----          ----
(Dollars in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Revolving Credit Agreement                                $12,619        $3,500
Current Portion of Long-Term Debt                             131        15,167
Accounts Payable                                           20,126        20,276
Accrued Salaries and Bonuses                                6,187         6,100
Accrued Commissions                                         3,985         4,157
Progress Billings in Excess of Cost
and Estimated Earnings                                      3,150         3,205
Customer Deposits                                           5,746         4,854
Other Accrued Liabilities                                  16,230        12,976
----------- ----------

Total Current Liabilities                                  68,174        70,235

Deferred Tax Liability                                        361           224
Long-Term Debt                                                438           662
Deferred Compensation                                           9            14
                                                         --------     ---------

Total Liabilities                                          68,982        71,135
                                                         --------     ---------

Minority Interests                                          2,863         1,975
                                                         --------     ---------

Shareholders' Equity:
Common Stock - no par, stated value $0.05 per share,
9,610,135 shares issued                                       479           479
Paid in Capital                                            15,434        15,434
Retained Earnings                                         125,263       109,199
Treasury Shares, at cost (719,830 and
683,830 common shares, respectively)                       (6,790)       (6,109)
Cumulative Translation Adjustment                          (1,088)         (996)
                                                        ---------     ---------
Total Shareholders' Equity                                133,298       118,007
                                                        ---------     ---------

Total Liabilities and Shareholders' Equity               $205,143      $191,117
                                                        =========     =========





See Accompanying Notes to Consolidated Financial Statements.

                                  MESTEK, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                        For the years ended December 31,



                                             1998           1997         1996
                                             ----           ----         ----
(Dollars in thousands, Except Earnings Per Common Share)

Net Sales                                  $321,714      $310,749      $283,413
Net Service Revenues                         16,630        17,029        16,114
                                          ---------      --------      --------

Total Revenues                              338,344       327,778       299,527

Cost of Goods Sold                          230,156       223,539       208,050
Cost of Service Revenues                     10,052         9,790         9,249
                                          ---------      --------      --------

Gross Profit                                 98,136         94,449       82,228

Selling Expense                              42,970         40,929       35,492
General and Administrative Expense           19,015         20,096       16,202
Engineering Expense                           8,784          8,029        7,642
                                          ---------      ---------     --------

Operating Profit                             27,367         25,395       22,892

Interest Expense                             (1,256)        (1,434)      (1,377)
Gain on Sale of Property                       ---            ---         1,444
Other Income (Expense), Net                    (460)          (668)        (968)
                                          ---------      ---------    ---------

Income Before Income Taxes                   25,651         23,293       21,991
Income Taxes                                  9,587          8,888        8,662
                                          ---------      ---------    ---------

Net Income                                  $16,064        $14,405      $13,329
                                          =========      =========    =========

Basic Earnings per Common Share:             $ 1.80         $ 1.61       $ 1.49
                                          =========      =========    =========

Basic Weighted Average Shares Outstanding     8,921          8,929        8,938
                                          =========      =========    =========

Diluted Earnings Per Common Share            $ 1.80         $ 1.61       $ 1.49
                                          =========       ========    =========

Diluted Weighted Average Shares Outstanding   8,949          8,951        8,943
                                          =========      =========    =========




See Accompanying Notes to Consolidated Financial Statements.


                                  MESTEK, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              For the years ended December 31, 1998, 1997 and 1996


                                   Common    Paid In   Retained   Treasury   Translation     Cumulative
(Dollars in Thousands)             Stock     Capital   Earnings   Shares     Adjustment      Total
                                   ------    -------   --------   --------   ----------      ----------

Balance - December 31, 1995         $479     $15,434   $81,465    ($5,449)     ($883)         $91,046

Net Income                                              13,329                                 13,329
Common Stock Repurchase                                              (591)                      (591)
Cumulative Translation Adjustment                                                (66)             (66)
                                   ------    -------  --------    --------   ----------     -----------
Balance - December 31, 1996         $479     $15,434   $94,794    ($6,040)     ($949)         $103,718

Net Income                                              14,405                                  14,405
Common Stock Repurchased                                              (69)                         (69)
Cumulative Translation Adjustment                                                (47)              (47)
                                   ------    -------  --------    --------   ----------     -----------
Balance - December 31, 1997         $479     $15,434  $109,199    ($6,109)     ($996)         $118,007

Net Income                                              16,064                                  16,064
Common Stock Repurchased                                             (681)                        (681)
Cumulative Translation Adjustment                                                (92)              (92)
                                   ------    -------  --------    --------   ----------     -----------
Balance - December 31, 1998         $479     $15,434  $125,263   ($6,790)    ($1,088)         $133,298
                                   ======    =======  ========   ========    ==========     ===========



See Accompanying Notes to Consolidated Financial Statements


                                  MESTEK, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the years ended December 31,

                                                      1998      1997     1996
                                                      ----      ----     ----
(Dollars in thousands)

Cash Flows from Operating Activities:
Net Income                                          $16,064   $14,405   $13,329
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization                         8,599     6,548     5,143
Provision for Losses on Accounts
Receivable, net of write-offs                           914       828       324
Gain on Sale of Property                               ---       ---     (1,444)
Net Change in Minority Interests net of
effects of acquisitions and dispositions                256      (82)      (491)
Changes in assets and liabilities net of
effects of acquisitions and dispositions:
Accounts Receivable                                  (2,782)  (2,498)    (5,047)
Unbilled Accounts Receivable                            (38)     (74)       (35)
Inventory                                               755   (6,894)     1,002
Accounts Payable                                       (560)     430      1,109
Other Liabilities                                     2,718      247     (2,212)
Progress Billings                                       (55)     306         (5)
Deferred Compensation                                    (5)      (4)        (4)
Other                                                (1,341)     109      4,399
                                                    -------  -------    -------

Net Cash Provided by Operating Activities           24,525    13,321     16,068
                                                    -------  -------    -------

Cash Flows from Investing Activities:
Capital Expenditures                               (12,802)  (11,740)    (7,213)
Disposition of Property & Equipment                   ---       ---       4,642
Acquisition of Businesses and Other
Assets, Net of Cash Acquired                        (2,877)  (12,886)   (14,172)
                                                   -------   -------    -------

Net Cash (Used in) Investing Activities            (15,679)  (24,626)   (16,743)
                                                   -------   -------    -------

Cash Flows from Financing Activities:
Net Borrowings (Repayments) Under
Revolving Credit Agreement                           9,119     3,500     (1,725)
Principal Payments Under Long
Term Debt Obligations                              (15,909)   (1,234)    (1,699)
Proceeds from Issuance of Long Term Debt              ---       ---      15,000
Repurchase of Common Stock                            (681)      (69)      (591)
                                                   -------   -------    -------

Net Cash (Used In) Provided by Financing Activities (7,471)    2,197     10,985
                                                   -------   -------    -------

Net Increase (Decrease) in Cash and Cash Equivalents 1,375    (9,108)    10,310
Translation effect on Cash                             (92)      (47)       (66)
Cash and Cash Equivalents - Beginning of Year        2,494    11,649      1,405
                                                   -------    -------   -------

Cash and Cash Equivalents - End of Year             $3,777    $2,494    $11,649
                                                   =======   =======    =======



See Accompanying Notes to Consolidated Financial Statements.

                                  MESTEK, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Mestek, Inc. and its subsidiaries, collectively referred to as the Company. All material inter-company accounts and transactions have been eliminated in consolidation.


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


Cash equivalents

The Company considers all highly liquid investments with a remaining maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents include investments in an institutional money market fund, which invests in U.S. Treasury bills, notes and bonds, and/or repurchase agreements, backed by such obligations.


Inventories

Inventories   are  valued  at  the  lower  of  cost  or  market.   Approximately
eighty-three percent (83%) of the cost of inventories are determined by the last-in, first-out (LIFO) method.


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

Excess of Cost Over Net Assets of Acquired Companies (Goodwill)

The Company amortizes goodwill on the straight-line basis over the estimated period to be benefited. The acquisition of RBI, as more fully described in Note 2, resulted in goodwill of approximately $1,807,000 which will be amortized over 25 years. The Company continually evaluates the carrying value of goodwill. Any impairments would be recognized when the expected future operating cash flows derived from the underlying acquired businesses is less than the carrying value of the goodwill. Accumulated amortization of goodwill and other intangibles was $3,640,000 and $2,514,000 at December 31, 1998 and 1997, respectively.


Advertising Expense

Advertising costs are charged to operations as incurred. Such charges aggregated $3,993,000, $3,738,000, and $3,193,000 for the years ended December 31, 1998,
1997, and 1996 respectively.


Equity Investments

The Company's 48.6 percent interest in H. B. Smith Company, Incorporated (HBS) is accounted for under the equity method. The company's 46.8 percent interest in Eafco, Inc., (EAFCO), as more fully explained in Note 2, was exchanged on November 2, 1998, pursuant to a tax-free reorganization, for 93.6 percent of the foundry and machining operations of EAFCO.


Research and Development Expense

Research and development expenses are charged to operations as incurred. Such charges aggregated $2,136,000, $1,628,000, and $1,018,000, for the years-ended December 31, 1998, 1997, and 1996, respectively.


Software Development Expenses

The Company's MCS, Inc. subsidiary is in the business of application software and systems development. SFAS No. 86 requires that development costs incurred subsequent to the establishment of technological feasibility for the product be capitalized, however, the Company does not believe that such amounts are material to the consolidated financial statements. Accordingly, all development costs are charged to expense as incurred. Such charges aggregated $1,992,000, $1,575,000, and $1,338,000, for the years ended December 31,1998, 1997, and
1996, respectively.


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


New Accounting Standard

SFAS No. 130, "Reporting Comprehensive Income," established standards for the reporting and display of comprehensive income. For the years ended December 31, 1998 and December 31, 1997, respectively, the components of other comprehensive income were immaterial and consisted solely of foreign currency translation adjustments.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 131, which was effective for fiscal years beginning after December 15, 1997. FAS 131 requires, in general, a "management approach" rather than an "industry approach" to the disclosure of segment information. The Company adopted FAS 131 in 1998 and expanded its segmental reporting accordingly as reflected in Note 12 to the Consolidated Financial Statements.


Reclassification

Reclassifications   are  made   periodically  to  previously   issued  financial
statements to conform to the current year presentation.


2. BUSINESS ACQUISITIONS

On November 2, 1998, the Company exchanged its forty-six and eight tenths percent (46.8%) interest in Eafco, Inc. for ninety-three and six tenths percent (93.6%) of the common stock of Boyertown Foundry Company (BFC) of Boyertown, Pennsylvania. BFC received one hundred percent (100%) of the foundry and machining operations of Eafco on that same date pursuant to "a split-up" of Eafco structured for tax purposes as a tax-free reorganization under Internal Revenue code Section 355. The Company has accounted for this transaction under the purchase method of accounting. Accordingly, the carrying value of the Company's equity investment in Eafco, $8,778,000 at November 2, 1998, was treated as the purchase price for accounting purposes. The assets acquired by BFC included substantially all of the real estate and equipment owned by Eafco in Boyertown, Pennsylvania and used in the foundry, machining and boiler assembly operations and certain other assets and liabilities. BFC will operate principally as a cast-iron foundry, supplying cast iron sections and related machining services to both the Company's Westcast subsidiary and to various third parties, including Peerless Heater Company, Inc. In connection with this transaction the Company loaned Eafco, Inc. $1,500,000 and also assumed and paid $650,000 of Eafco's then outstanding bank indebtedness. The $1,500,000 loan bears interest at BankBoston's (or any successor's) prime rate less one, is payable over 42 months beginning on May 1, 2000, and is secured by substantially all of Eafco's assets. BFC has also leased a portion of its boiler assembly facilities in Boyertown, Pennsylvania, to Eafco, Inc. which will continue to assemble and warehouse boilers in Boyertown, Pennsylvania, for Peerless Heater Company, Inc.

On April 29, 1998, the Company, through a Canadian subsidiary, acquired 100 percent of the outstanding common stock of Ruscio Brothers Refractory Ltd. (RBR) and 988721 Ontario, Inc. (988721), both of Mississauga, Ontario, Canada. RBR and 988721 manufacture and distribute commercial and residential copper-finned boilers and water heaters under the name Ruscio Brothers Industries, (RBI), primarily in Canada. Copper-finned boilers and water heaters are complementary to the Company's other hydronic products and the Company now distributes RBI's products in the United States. The purchase price paid for the acquired stock was approximately $2,877,000 (U.S.) and included goodwill of approximately $1,807,000 (U.S.)

Pro forma unaudited results of operations for BFC and RBI for 1998 and 1997 are not provided herein as they are not considered material.

On January 2, 1997, the Company's National Northeast subsidiary paid $4,028,000 in additional consideration related to the purchase on October 30, 1995 of approximately eighty-three percent (83%) of the issued and outstanding voting common stock of National Northeast Corporation and National Southeast Corporation (National). This payment completed the Company's acquisition of National.

On January 31, 1997, the Company acquired ninety-one and one hundredth percent (91.01%) of the issued and outstanding common stock of Hill Engineering, Inc.
(Hill)  of Villa  Park,  Illinois  and  Danville,  Kentucky.  Hill is a  leading producer of precision tools and dies for the gasket manufacturing and roll-forming industries and other specialty equipment. The purchase price paid for the acquired stock was $5,141,000. The Company has accounted for this acquisition under the purchase method of accounting.

On November 3, 1997 the Company acquired one hundred percent (100%) of the issued and outstanding common stock of Coilmate, Inc. (Coilmate) of Southington, Connecticut. Coilmate is the leading producer of pallet decoiling equipment for the metal stamping and roll forming industries. The purchase price paid was $3,521,000. The Company has accounted for this acquisition under the purchase method of accounting.

Pro forma unaudited results of operations for Hill Engineering and Coilmate for 1997 and 1996 are not provided herein as they are not considered material.

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

On February 5, 1996, the Company acquired certain assets of the press feeding and cut-to-length line businesses of Rowe Machinery & Automation, Inc. of Dallas, Texas (Rowe). Rowe is a leading manufacturer of press feeding and cut-to-length line equipment serving the appliance, office furniture, automotive, and many other markets. The purchase price paid was $5,495,000, including the assumed liabilities of $1,900,000. The Company has accounted for this acquisition under the purchase method of accounting. The Company leased the Rowe facility in Dallas, including machinery and equipment, on a short-term basis through April of 1997.

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

Pro forma unaudited results of operations for Omega, Rowe, and Dahlstrom, for 1996 are not provided herein, as they are not considered material.

Under the purchase method of accounting, results of operations of acquired businesses are included in consolidated operations subsequent to the date of acquisition.

3. INVENTORIES

Inventories consisted of the following at December 31:

                                                   1998                1997
                                                   ----                ----

Finished Goods                                  $21,803,000        $18,012,000
Work-in-progress                                 13,948,000         15,386,000
Raw materials                                    24,463,000         25,842,000
                                                -----------        -----------
                                                 60,214,000         59,240,000
Less provision for LIFO
method of valuation                              (7,234,000)        (7,660,000)
                                                -----------        -----------
                                                $52,980,000        $51,580,000
                                                ===========        ===========

Progress billings exceeded related contract costs by $3,150,000, and $3,205,000 at December 31, 1998 and 1997, respectively. As such, these amounts are reported as a liability in the accompanying consolidated financial statements.


4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

                                                               Depreciation and
                                                              Amortization Est.
                                     1998            1997        Useful Lives
                                     ----            ----     -----------------
Land                              $2,395,000       $2,045,000
Buildings                         21,887,000       18,319,000     19-39 Years
Leasehold Improvnts                4,474,000        4,352,000     15-39 Years
Equipment                         78,820,000       60,260,000      3-10 Years
                                 -----------      -----------
                                 107,576,000       84,976,000
Accumulated Depreciation         (51,735,000)     (44,261,000)
                                ------------     ------------
                                 $55,841,000      $40,715,000
                                ============     ============

The above amounts include $6,870,000, and $1,939,000, at December 31, 1998 and 1997, respectively, in assets that had not yet been placed in service by the Company. No depreciation was recorded in the related periods for these assets.

Depreciation  and   amortization   expense  was  $8,599,000,   $6,548,000,   and
$5,143,000, for the years ended December 31, 1998, 1997, and 1996, respectively.


5. EQUITY INVESTMENTS

H. B. Smith Company Incorporated (HBS)

The Company's investment in HBS is carried at a zero balance reflecting the Company's equity in HBS' cumulative losses. The Company has no obligation to fund future HBS operating losses.


Eafco, Inc. (EAFCO)

As explained more fully in Note 2, the Company's forty-six and eight hundredths percent (46.8%) investment in Eafco, Inc. was exchanged on November 2, 1998 for ninety-three and six tenths percent (93.6%) of the foundry and machining operations of Eafco.

6. LONG TERM DEBT

Long-Term Debt consisted of the following:

                                                     Dec. 31,         Dec. 31,
                                                       1998             1997
                                                       ----             ----

Senior Notes                                           ---          $15,000,000
Revolving Loan Agreement                          $12,619,000         3,500,000
Other Bonds and Notes Payable                         569,000           829,000
                                                -------------     --------------
                                                   13,188,000        19,329,000
Less Current Maturities                           (12,750,000)      (18,667,000)
                                                 ------------      ------------
                                                $     438,000     $     662,000
                                                =============     =============

Revolving Loan Agreement - The Company has a Revolving Loan Agreement and Letter of Credit Facility (the Agreement) with a commercial bank. The Agreement provides $50 million of unsecured revolving credit in U. S. dollars, $5 million of unsecured involving credit in Canadian dollars, and $10 Million of standby letter of credit capacity. Borrowings outstanding under the Agreement at December 31, 1998 include $8,400,000 (CA$) in Canadian denominated indebtedness. Borrowings under the Agreement bear interest at a floating rate based on the bank's prime rate less one and seventy-five hundredths percent (1.75%) or, at the discretion of the borrower, LIBOR plus a quoted market factor. The Agreement was recently renewed on a one-year basis through April 30, 1999. The Company expects to renew the Agreement as of April 30, 1999 on a one-year basis. The Revolving Loan Agreement contains financial covenants, which require that the Company maintain certain current ratios, working capital amounts, capital bases and leverage ratios. This Agreement also contains restrictions regarding the creation of indebtedness, the occurrence of mergers or consolidations, the sale of subsidiary stock and the payment of dividends in excess of 50 percent of net income.

Senior Notes - On April 5, 1996 the Company borrowed $15,000,000 from a commercial insurance company on an unsecured basis, executing a Note Purchase Agreement and the related Senior Notes, (the Notes). The Notes matured and were paid off on March 1, 1998. The Notes bore interest at five and fifty-three percent (5.53%) per annum.

Other Bonds and Notes Payable - The Company is obligated under the terms of an Industrial Revenue Bond (the Bond) secured by its facility in Wyalusing, Pennsylvania. The Bond bears interest at five percent (5%) and matures on July 25, 2001. The outstanding balance under the Bond at December 31, 1998 was $104,000. The Company's National Northeast subsidiary is obligated under a non-interest bearing subordinated Note Payable on which interest was imputed at eight percent (8%). The note is secured by certain pieces of equipment. The outstanding balance under the note at December 31, 1998 was $65,000 and the note matures on May 1, 2001. The Company's Hill Engineering subsidiary is obligated under an Industrial Revenue Bond secured by certain of its operating assets. The outstanding balance under the bond at December 31, 1998 was $400,000. The bond bears interest at eighty percent (80%) of the prime rate and matures on September 1, 2005.

Cash paid for interest was $1,256,000, $1,434,000, and $1,377,000, during the years ended December 31, 1998, 1997, and 1996, respectively.

Maturities of long-term debt in each of the next five years are as follows:

     1999                $12,750,000
     2000                    115,000
     2001                     72,000
     2002                     50,000
     2003                     50,000

The fair value of the Company's long-term debt is estimated based on the current interest rates offered to the Company for debt of the same remaining maturities. Management believes the carrying value of debt and the contractual values of the outstanding letters of credit approximate their fair values as of December 31, 1998.

7. SHAREHOLDERS' EQUITY

The Company has authorized common stock of 20,000,000 shares with no par value, and a stated value of $0.05 per share. As of December 31, 1998, John E. Reed, Chairman, President and CEO of the Company and Stewart B. Reed, a Director of the Company and son of John E. Reed, together beneficially own a majority of the outstanding shares of the Company's common stock.

By a vote of its shareholders at its annual meeting of shareholders on May 22, 1996, the Company amended its Articles of Incorporation to authorize 10,000,000 shares of a new class (or classes) of preferred stock (the Preferred Stock) and to eliminate both its $5.00 convertible, non-cumulative, non-voting, $100 par, preferred stock (the Convertible Preferred) and its $6.00, $100 par, redeemable preferred stock (the Redeemable Preferred). As of December 31, 1998 no shares of the Preferred Stock have been issued.


8. INCOME TAXES

Income before income taxes included foreign losses of ($1,166,000), ($730,000), and ($474,000) in 1998, 1997, and 1996, respectively. Income tax expense (benefit) consisted of the following:

                                           1998           1997           1996
                                           ----           ----           ----
Federal Income Tax:
Current                                $8,897,000     $7,188,000     $7,259,000
Deferred                                 (283,000)       527,000       (134,000)
State Income Tax:
Current                                 1,708,000      1,045,000      1,551,000
Deferred                                 (141,000)       166,000        (29,000)
Foreign Income Tax:
Current                                    18,000         18,000         15,000
Deferred                                 (612,000)       (56,000)        ---
                                       ----------     ----------     ----------

Income Taxes                           $9,587,000     $8,888,000     $8,662,000
                                       ==========     ==========     ==========

Total income tax expense from continuing operations differed from "expected" income tax expense, computed by applying the U.S. federal income tax rate of thirty-five percent(35%) to earnings before income tax, as follows:

                                                 1998       1997        1996
                                                 ----       ----        ----

Computed "expected" income tax               $9,068,000  $8,218,000  $7,736,000
State income tax, net of federal tax benefit    867,000     787,000     989,000
Foreign tax rate differential                   (35,000)    (22,000)    (14,000)
Other - net                                    (313,000)    (95,000)    (49,000)
                                             ----------- ----------- -----------

Income Taxes                                 $9,587,000  $8,888,000  $8,662,000
                                             =========== =========== ===========

A  deferred  income  tax  (expense)   benefit  results  from  temporary   timing
differences in the recognition of income and expense for income tax and financial reporting purposes. The components of and changes in the net deferred tax assets (liability) which give rise to this deferred income tax (expense) benefit for the year ended December 31, 1998 are as follows:

                                                        Change
                                       December 31,    (Expense)    December 31,
                                           1997          Benefit         1998
                                       ------------     ---------   ------------
Deferred Tax Assets:
Warranty Reserve                         $566,000       $90,000        $656,000
Compensated Absences                      722,000        (6,000)        716,000
Inventory Valuation                       468,000       140,000         608,000
Accounts Receivable Valuation             858,000      (617,000)        241,000
State Tax Operating Loss
Carryforward                              158,000       (27,000)        131,000
Foreign Tax Operating Loss
Carryforward                              768,000       352,000       1,120,000
Deferred Income on Sale of Assets
to Non-consolidated Investees             159,000          ---          159,000
Other                                      17,000        10,000          27,000
                                        ----------    ---------      ----------
Total Gross Deferred Tax Assets         3,716,000       (58,000)      3,658,000
Less Valuation Allowance                 (119,000)         ---         (119,000)
                                       ----------     ---------      ----------
Deferred Tax Assets                     3,597,000       (58,000)      3,539,000
                                       ----------     ---------      ----------
Deferred Tax Liabilities:
Prepaid Expenses                         (733,000)      232,000        (501,000)
Depreciation and Amortization          (1,397,000)     (519,000)     (1,916,000)
                                       ----------     ---------      ----------
Deferred Tax Liabilities               (2,130,000)     (287,000)     (2,417,000)
                                       ----------     ---------      ----------
Net Deferred Tax Assets                $1,467,000     ($345,000)     $1,122,000
                                       ==========     =========      ==========


A valuation allowance of $195,000 was established at December 31, 1993. This allowance reflects uncertainties as to the realization of a portion of the foreign tax operating loss carryforward identified above. This valuation allowance was adjusted downward to $119,000 on December 31, 1995 because the foreign operations resulted in earnings for the year. At December 31, 1998, no additional valuation allowance has been established relative to the remaining foreign tax operating loss carryforward or state tax operating loss carryforward. It is management's belief that it is more likely than not that these carryforwards will be utilized prior to their expiration. The Company has available to it a number of tax planning opportunities which support this conclusion.

At December 31, 1998, the Company has state tax operating loss and foreign tax operating loss carryforwards of approximately $3,401,000 and $2,416,000, respectively, which are available to reduce future income taxes payable, subject to applicable "carryforward" rules and limitations. These losses begin to expire after the following years:
State Foreign

          2000           ---         $2,416,000
          2007      $3,401,000           ---
                    -----------      -----------
                    $3,401,000       $2,416,000
                    ===========      ===========

Cash paid for income taxes was $7,876,000, $9,027,000, and $7,354,000 for the years ended December 31, 1998, 1997 and 1996 respectively.

9. LEASES

Related Party Leases

The Company leases various manufacturing facilities and equipment from companies owned by certain officers and directors of the Company, either directly or indirectly, through affiliates. The leases generally provide that the Company will bear the cost of property taxes and insurance.

Details of the principal operating leases with related parties as of December 31, 1998 including the effect of renewals and amendments executed subsequent to December 31, 1998 are as follows:

                                        Date                  Basic      Minimum
                                         Of                  Annual       Future
                                        Lease     Term       Rental      Rentals

Sterling Realty Trust
Land and Building - Main              12/17/84   15 years   $192,000    $192,000
Land and Building - Engineering       07/01/98    5 years     76,800     345,600
Land and Building - South Complex     01/01/94   15 years    256,800   2,568,000
Machinery & Equipment                 01/01/93    5 years     41,460        *
(Westfield, Farmville & Wrens
Locations)

Machinery Rental
Machinery & Equipment                 01/01/93    5** years  223,980     223,980
(Westfield, Farmville, Wrens
and South Windsor Locations)

Elizabeth C. Reed Trust
Machinery & Equipment                 01/01/93    5 years     14,100        *

Production Realty
Land and Building                     01/01/97    2++years   120,000     240,000

Rudbeek Realty Corp.
(Farmville Location)                  11/02/92+  18.16 years 435,600   5,227,000

MacKeeber
(South Windsor Location)              01/01/97    8 years    324,600   1,947,600

* Original lease expired 01/01/98, month-to-month rental terminated as of 12/31/98, and machinery and equipment sold to the Company in January of 1999.

** Original lease expired on 01/01/98, month-to-month rental to continue until 12/31/99.

+ Original lease amended 4/1/98 extending the lease term to 12/31/10; and amended again 7/1/98 increasing rent expense to $36,300 per month.

++ Lease was renewed as of 1/1/99 for an additional two-year renewal term at $4.80/sf. for 25,000sf.

All Leases

Rent expense for operating leases, including those with related parties, was $2,801,000, $2,719,000, and $3,454,000 for the years ended December 31, 1998,
1997 and 1996 respectively.

Future minimum lease payments under all noncancellable leases as of December 31, 1998 are as follows:
                                                      Operating
          Year Ending December 31,                     Leases

               1999                                   $2,612,121
               2000                                    1,817,000
               2001                                    1,362,000
               2002                                    1,094,000
               2003                                    1,052,000
         After 2003                                    5,239,000


Total minimum lease payments                         $13,176,121
                                                    ============


10. EMPLOYEE BENEFIT PLANS

The Company maintains a qualified non-contributory profit-sharing plan covering all eligible employees. Contributions to the plan were $1,118,000, $1,011,000, and $ 872,000, for the years ended December 31, 1998, 1997, and 1996, respectively. Contributions to the Plan are defined as three percent (3%) of gross wages up to the current Old Age, Survivors, and Disability, (OASDI), limit and six percent (6%) of the excess over the Old Age, Survivors, and Disability, (OASDI), limit, subject to the maximum allowed under the Employee Retirement Income Security Act, (ERISA). The plan's vesting terms are twenty percent (20%) vesting after 3 years of service, forty percent (40%) after 4 years, sixty percent (60%) after 5 years, eighty percent (80%) after 6 years, and one hundred percent (100%) vesting after 7 years.

In addition to the profit-sharing plan, the Company also offers the following defined contribution benefit plans:

The Company maintains a Retirement Savings Plan qualified under Internal Revenue Code Section 401(k) for employees covered under regional collective bargaining agreements. Service eligibility requirements differ by division and collective bargaining agreement. Participants may elect to have up to fifteen percent (15%) of their compensation withheld, up to the maximum allowed by the Internal Revenue Code. Participants may also elect to make nondeductible voluntary contributions up to an additional ten percent (10%) of their gross earnings each year within the legal limits. The Company contributes differing amounts depending upon the division's collective bargaining agreement. Contributions are funded on a current basis. Contributions to the Plan were $302,000, $269,000, and $247,000, for the years-ended December 31, 1998, 1997, and 1996, respectively.

The Company maintains a separate qualified 401(k) Plan for salaried employees not covered by a collective bargaining agreement, who choose to participate. Participants may elect to have up to fifteen percent (15%) of their compensation withheld, up to the maximum allowed by the Internal Revenue Code. Participants may also elect to make nondeductible voluntary contributions up to an additional ten percent (10%) of their gross earnings each year within the legal limits. The Company contributes $0.25 of each $1.00 deferred by participants and deposited to the Plan not to exceed one and five tenths percent (1.5%) of an employee's compensation. The Company does not match any amounts for withholdings from participants in excess of six percent (6%) of their compensation or for any nondeductible voluntary contributions. Contributions are funded on a current basis. Contributions to the Plan were $435,000, $392,000, and $349,000 for the years ended December 1998, 1997, and 1996, respectively.

One of the Company's subsidiaries maintains a qualified defined contribution target benefit pension plan, which covers substantially all of its employees. Pension costs are accrued annually based on contributions earned by participants under plan provisions as determined by an independent actuary. The total expense related to this pension plan for the twelve months ended December 31, 1998, 1997, and 1996 was $88,000, $65,000, and $70,000, respectively.

The Company maintains bonus plans for its officers and other key employees. The plans generally allow for annual bonuses for individual employees based upon the operating results of related profit centers in excess of a percentage of the Company's investment in the respective profit centers. The Company maintains an employment agreement with its chief executive officer.

Approximately twenty-eight percent (28%) of the Company's employees are covered under collective bargaining agreements, of which nineteen (19%) of these employees are covered under agreements expected to be renewed in 1999.


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

The Company is obligated as guarantor with respect to the debt of MacKeeber Associates Limited Partnership, a Connecticut Limited Partnership, under an Industrial Development Bond issued in 1984 by the Connecticut Development
Authority. The balance outstanding under the bond as of December 31, 1998 was $772,000.

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


12. SEGMENT INFORMATION

Description of the types of products and services from which each reportable segment derives its revenues:

The Company has four reportable segments: the manufacture of heating, ventilating and air-conditioning equipment (HVAC), the manufacture of metal handling and metal forming machinery (Metal Forming), the production of metal products (Metal Products), and computer software development and system design, (Computer Software).

The Company's HVAC segment manufactures and sells a wide variety of residential, commercial and industrial heating, cooling, and air distribution products to independent wholesales supply warehouses, to mechanical, sheet metal and other contractors, and in some cases to other HVAC manufacturers under original equipment manufacture (OEM) contracts. The products include finned tube and baseboard radiation equipment gas fired heating and ventilating equipment, air damper equipment and related air distribution products and commercial and residential boilers. The products are marketed under a number of franchise names including Sterling, Beacon Morris, Smith, Hydrotherm, RBI, Vulcan, Applied Air, Wing, AWV, ABI, Arrow, Koldwave, and SpacePak.

The Company's Metal Forming Segment designs, manufactures and sells a variety of metal handling and metal forming products under names such as Cooper-Weymouth, Peterson, Dahlstrom, Hill Engineering, Coilmate/Dickerman, and Rowe. The products are sold through independent dealers in most cases to end-users and in some cases to other original equipment manufacturers. The products include roll formers, feeds, straighteners, cradles, cut-to-length lines, specialty dies, and flying cut-off saws.

The Company's Metal Products segment manufactures a variety of metal products including aluminum extrusions, flexible metal hose and grey iron castings. This segment sells its products mostly as components to manufacturers who incorporate them into their own products. In some cases flexible metal hose is sold to distributors.

The Company's Computer Software segment operates under the name MCS and develops and sells software used principally in the medical information systems marketplace. MCS's products include software used to manage the day-to-day operations of durable medical equipment dealers and home health agencies.


Measurement of segment profit or loss and segment assets:

The Company evaluates performance and allocates resources based on profit or loss from operations before interest expense and income taxes, (EBIT) not including non-operating gains and losses. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at prices substantially equivalent to the Company's cost; inter-company profits on such intersegment sales or transfers are not material.


Factors management used to identify the enterprise's reportable segments:

The Company's reportable segments are business units that offer different products. The reportable segments are each managed separately because they manufacture and distribute distinct products using distinct production processes intended for distinct marketplaces.

Year ended
December 31, 1998


                                       Metal    Metal  Computer   All
                              HVAC    Product  Forming Software  Other   Totals

Revenues from External
Customers                   $229,704  50,745   41,265   16,630    ---   $338,344

Intersegment & Intrasegment
Revenues                      $7,851   2,288      234     ---     ---    $10,373

Interest Expense                $711     342      169       34    ---     $1,256

Depreciation Expense          $3,870   2,242    1,168      194    ---     $7,474

Amortization Expense            $231     584      373     ---     ---     $1,188

Segment Operating Profit     $15,668   5,194    4,170    2,335    ---    $27,367

Segment Assets              $114,004  55,842   29,916    5,589    ---    205,351

Expenditures for
Long-lived Assets (1.)        $3,064   8,185    1,025      528    ---    $12,802


Year ended
December 31, 1997


                                        Metal   Metal  Computer   All
                              HVAC     Product Forming Software Other(2.) Totals

Revenues from External
Customers                   $229,423  42,797   38,529   17,029    ---   $327,778

Intersegment & Intrasegment
Revenues                      $7,809     634      509     ---     ---     $8,952

Interest Expense                $850     265      215       38      66    $1,434

Depreciation Expense          $2,732   1,791      940      119    ---     $5,582

Amortization Expense            $144     584      246      ---    ---       $974

Segment Operating Profit     $17,846   2,723    1,537    3,289    ---    $25,395

Segment Assets              $113,405  35,312   28,577    5,045    8,778 $191,117

Expenditures for
Long-lived Assets (1.)        $5,802   5,589      183      166    ---    $11,740



Year ended
December 31, 1996


                                       Metal    Metal  Computer   All
                              HVAC    Product  Forming Software Other(2.) Totals

Revenues from External
Customers                   $228,115  31,052   24,246   16,114    ---   $299,527

Intersegment & Intrasegment
Revenues                      $7,052    ---      ---      ---     ---     $7,052

Interest Expense                $920     214      135       37      71    $1,377

Depreciation Expense          $3,020   1,540      278       20    ---     $4,858

Amortization Expense            $169     368      104     ---     ---       $641

Segment Operating Profit     $16,142   2,261    1,426    3,063    ---    $22,892

Segment Assets              $113,587  26,460   16,631    4,554   8,778  $170,010

Expenditures for
Long-lived Assets (1.)        $3,950   1,440    1,619      204    ---     $7,213


(1.) Excludes long-lived assets acquired via business acquisition.

(2.) Segment Assets in All Other in 1997 and 1996 represent the Company's investment in Eafco, Inc. which was exchanged, as more fully described in Note 2, on November 2, 1998 for ninety-three and six tenths percent (93.6%) of the foundry and machining operations of Eafco. The business assets thus acquired and the related results of operations are included in the Metal Products segment in 1998.


RECONCILIATION WITH CONSOLIDATED DATA:

Revenues                                               1998     1997    1996
--------                                               ----     ----    ----

Total external revenues for reportable segments      $338,344 $327,778 $299,527
Inter & Intrasegment revenues for reportable segments  10,373    8,952    7,052
Elimination of Inter & Intrasegment revenues          (10,373)  (8,952)  (7,052)
                                                     -------- -------- --------
Total consolidated revenues                          $338,344 $327,778 $299,527
                                                     ======== ======== ========

Profit or Loss

Total profit or loss for reportable segments          $27,367  $25,395  $22,892
Interest Expense                                       (1,256)  (1,434)  (1,377)
Gain on sale of property                                 ---      ---     1,444
Other income (expense) net                               (460)    (668)    (968)
                                                      -------  -------- -------
Income before income taxes                            $25,651  $23,293  $21,991
                                                      ======== ======== ========

Assets:

Total assets for reportable segments                 $205,143  $182,339 $161,232
Equity Investment in Eafco Inc. (see Note 2)             ---      8,778    8,778
                                                     --------  -------- --------
Total consolidated assets                            $205,143  $191,117 $170,010
                                                     ========= ======== ========

GEOGRAPHIC INFORMATION:

                                             1998         1997          1996
                                             ----         ----          ----

Revenues:

United States                               $314,603    $305,728       $273,980
Canada                                        17,310      14,235         17,590
Other Foreign Countries                        6,431       7,815          7,957
                                            --------    --------       --------
Consolidated Total                          $338,344    $327,778       $299,527
                                            ========    ========       ========

Long Lived Assets:

United States                                $78,502     $64,349        $45,163
Canada                                         1,904         183            251
Other Foreign Countries                        ---         ---            ---
                                             -------     -------        -------
Consolidated Total                           $80,406      $64,532       $45,414
                                             =======      =======       =======


13. SELECTED QUARTERLY INFORMATION (UNAUDITED)

The table below sets forth selected quarterly information for each full quarter of 1998 and 1997.

(Dollars in thousands except per common share amounts).


1998                                       1st        2nd       3rd       4th
----
Quarter Quarter Quarter Quarter

Total Revenues                           $75,649    $77,688   $92,013   $92,994
Gross Profit                             $21,172    $21,607   $26,432   $28,925

Net Income                                $3,370     $2,832    $4,324    $5,538
Per Common Share:
Basic                                     $0.38      $0.32     $0.48     $0.62
Diluted                                   $0.38      $0.32     $0.48     $0.62


1997                                       1st        2nd       3rd       4th
----
Quarter Quarter Quarter Quarter

Total Revenues                           $75,216    $74,868   $87,327   $90,367
Gross Profit                             $20,427    $20,016   $24,980   $29,026

Net Income                                $3,253     $2,241    $3,841    $5,070
Per Common Share:
Basic                                     $0.36      $0.25     $0.43     $0.57
Diluted                                   $0.36      $0.25     $0.43     $0.57

14. COMMON STOCK BUYBACK PROGRAM

In 1998 and 1997 the Company continued its program of selective "open-market" and odd lot purchases. 36,000 and 3,466 of such shares were acquired in 1998 and 1997, respectively. All such shares are accounted for as treasury shares.


15. STOCK OPTION PLANS

On March 20, 1996 the Company adopted a stock option plan, the Mestek, Inc. 1996 Stock Option Plan, (the Plan), which provides for the granting of incentive and non-qualified stock options of up to 500,000 shares of stock to certain employees of the Company and other persons, including directors, for the purchase of the Company's common stock at fair market value at the date of grant. The Plan was approved by the Company's shareholders on May 22, 1996. Options granted under the plan vest over a five-year period and expire at the end of ten years. During 1996, 90,000 options were granted, at an exercise price of $13.75, to four employees and these options are outstanding at December 31, 1998.

As of March 20, 1996, the date of grant, the fair value of the options was estimated using the Black-Scholes model with the following weighted average assumptions:

Expected life (years)              10
Interest                            6.56%
Volatility                         22.5%
Dividend yield                      0%

Effective with 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, SFAS No. 123. As permitted by the statement, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation expense has been recognized for its stock-based compensation plan. Had the fair value method of accounting been applied to the Company's stock option plan, with compensation cost for the Plan determined on the basis of the fair value at the grant date for awards in 1998 and 1997, the Company's net income and earnings per share would have been as follows:

                                                      1998              1997
                                                      ----              ----

Net Earnings - as reported                         $16,064.00        $14,405.00
Net Earnings - pro forma                           $15,985.00        $14,326.00
Earnings per share - as reported                        $1.80             $1.61
Earnings per share - pro forma                          $1.79             $1.61


The application of SFAS 123 for pro forma disclosure may not be representative of future effects of applying the statement.

On January 4, 1999, the Company granted 65,000 additional options at an exercise price of $20.00 to three employees. The options granted vest over a five-year period and expire at the end of ten years.


16.  SUBSEQUENT EVENT

On March 26, 1999, the Company acquired substantially all of the operating assets of the Anemostat Products and Anemostat-West Divisions of Dynamics Corporation of America, a wholly-owned subsidiary of CTS Corporation. Anemostat manufactures commercial air distribution products (grilles, registers, diffusers and VAV boxes); security air distribution products; and door and vision frame products for the HVAC and commercial building industries at locations in Scranton, Pennsylvania, (Anemostat Products) and Carson, California, (Anemostat-West). The Anemostat products are complementary to the Company's existing louver and damper businesses. The purchase price paid for the assets acquired was approximately $26,084,000, including assumed liabilities of approximately $3,123,000. The Company intends to account for this acquistion under the purchase method of accounting.

PART III

With respect to items 10 through 13, the Company will file with the Securities and Exchange Commission, within 120 days of the close of its fiscal year, a definitive proxy statement pursuant to Regulation 14-A.


Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors of the Company will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held May 18, 1999, and to the extent required, is incorporated herein by reference. Information regarding executive officers of the Company is set forth under the caption "Executive Officers".


Item 11 - EXECUTIVE COMPENSATION

Information regarding executive compensation will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held May 18, 1999, and, to the extent required, is incorporated herein by reference.

The report of the Compensation Committee of the Board of Directors of the Company shall not be deemed incorporated by reference by any general statement incorporating by reference the proxy statement into any filing under the Securities Exchange Act of 1934, and shall not otherwise be deemed filed under such Act.


Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held May 18, 1999, and, to the extent required, is incorporated herein by reference.


Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held May 18, 1999, and, to the extent required, is incorporated herein by reference.

PART IV


Item 14 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K


INDEX
Pages of
this report


Independent Auditors' Reports                                           Page 22

Financial Statements:

(a)(1) Consolidated Balance Sheets as
     of December 31, 1998 and 1997                              Pages 23 and 24

Consolidated Statements of Income for the Years
Ended December 31, 1998, 1997, and 1996                                 Page 25

Consolidated Statements of Shareholders' Equity for
the Years Ended December 31, 1998, 1997, and 1996                       Page 26

Consolidated Statements of Cash Flows for the Years
Ended December 31, 1998, 1997, and 1996                                 Page 27

Notes to the Consolidated Financial Statements

(a)(2) Financial Statement Schedules

II. Valuation and Qualifying Accounts                                   Page 47

All other financial statement schedules required by Item 14(a)(2) have been omitted because they are inapplicable or because the required information has been included in the consolidated financial statements or notes thereto.

(a)(3) Exhibits
The Exhibit Index is set forth on Pages 48 through 51

(b) No reports on Form 8-K were filed during the three months ended December 31, 1998.


No annual report to security holders as of December 31, 1998 had been sent to security holders and no proxy statement, form of proxy or other proxy soliciting material has been sent by the registrant to more than ten of the registrant's security holders with respect to any annual or other meeting of security holders held or to be held in 1999. Such annual report to security holders, proxy statement or form of proxy will be furnished to security holders subsequent to the filing of this Annual Report on Form 10-K.

Schedule II




                                  MESTEK, INC.
                       Valuation and Qualifying Accounts
                  Years ended December 31, 1998, 1997 and 1996




                           Bal. at     Charged              Bad Debt       Bal.
                             Beg.        to       Other     Write-offs   at end
Year Description           of Year     expense     (1)         (2)      of Year
                           -------     -------    -----     ----------  -------

1998 Allowance
for doubtful
accounts                   $2,529      $1,165       $57       ($308)     $3,443

1997 Allowance
for doubtful
accounts                   $1,701      $1,124       $16       ($312)     $2,529

1996 Allowance
for doubtful
accounts                   $1,377        $740       $26       ($442)     $1,701



(1) Includes recoveries of amounts previously written-off and allowances for doubtful accounts of acquired companies.

(2) Bad debts written off.

EXHIBIT INDEX

Those documents followed by a parenthetical notation are incorporated herein by reference to previous filings with the Securities and Exchange Commission as set forth below.

Exhibit No.
Description
****************

2.1  Plan of Reorganization of Eafco, Inc.

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

10.4 Lease dated January 1, 1994 between Mestek (lessee) and Sterling Realty Trust (lessor) (D)

10.5 Amended and restated lease agreement dated as of July 1, 1997 between Mestek, Inc. (lessee) and Rudbeek Realty Corp. (lessor)

10.6 Amended and restated lease agreement dated as of January 1, 1997 between Vulcan Radiator Division, Mestek, Inc. (lessee) and
     MacKeeber Associates Limited Partnership (lessor).                     (K)

10.7 Equipment Lease Agreement dated January 1, 1993, between Mestek (lessee) and Sterling Realty Trust (lessor) (D)

10.8 Loan Agreement dated as of December 1, 1984 among Reed National
     Corp., Rudbeek Realty Corp. and The Pitt County Industrial Facilities
     and Pollution Control Financing Authority and the Promissory Notes thereunder two Guaranty Agreements dated as of December 1, 1984 between Reed National Corp., NCNB National Bank of North Carolina,
     and Rudbeek Realty Corp.                                               (A)

10.9 Loan Agreement dated as of May 1, 1984 among the Connecticut Development Authority (the "CDA"), MacKeeber Limited Partnership, Vulcan Radiator Corporation and the Promissory Notes thereunder; Guaranty of Vulcan Radiator Corporation and Reed National Corp. to the Connecticut Bank and Trust Company, NA (A)

10.10 Note Agreement dated as of July 1, 1987 between Mestek, Inc. and
     Massachusetts Mutual Life Insurance Company.                           (B)

10.11Indemnification Agreements entered into between Mestek, Inc. and its Directors and Officers and the Directors of its wholly-owned subsidiaries incorporated by reference as provided herein, except as set forth in the attached schedule (C)

10.12 Share Purchase Agreement relating to the acquisition of capital stock of Ruscio Brothers Refractory, Ltd. And Rainbow Electronics Spotwelding Equipment, Ltd. dated April 29, 1998 by and between
     1291893 Ontario, Inc. as Buyer and Domenic Ruscio, et al., as Sellers. (L)

10.13 Variable Interest Rate Cognovit Note dated December 15, 1993
     between Mestek, Inc. and The Mary Staebell Trust                       (D)

10.14 Lease Agreement dated July 1, 1998 between Mestek (lessee) and
     Sterling Realty Trust (lessor).                                        (D)

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

10.17 Closing Agreement dated February 10, 1995 between Shougang
     Mechanical Equipment of Pennsylvania, Inc. and West Homestead
     Joint Venture Corporation.                                             (E)

10.18 Equipment Lease Agreement dated January 1, 1993 between Machinery
     Rental Company (Lessor) and Vulcan Radiator Corporation (Lessee).      (E)

10.19 Equipment Lease Agreement dated January 1, 1993 between Machinery
     Rental Company (Lessor) and Mestek, Inc. (Lessee).                     (E)

10.20 Equipment Lease Agreement dated January 1, 1993 between
     Elizabeth C. Reed Trust (Lessor) and Mestek, Inc. (Lessee).            (E)

10.21 Asset Purchase Agreement dated September 9, 1994 between
     Mestek, Inc. and Aztec International, Ltd., debtor-in-possession;
     and Aztec Sensible Cooling, Inc., debtor-in-possession, and the
     Amendment thereto dated October 31, 1994.                              (E)

10.22 Stock Purchase Agreement relating to the acquisition of stock of National Northeast Corporation dated October 30, 1995
     by and between Mestek, Inc. as Buyer and David Weener,
     Wayne Frerichs, Mark McCrill,and Jon Morrison as Sellers;
     Stock Purchase Agreement dated October 30, 1995 relating to the acquisition of stock of National Southeast Aluminum Corporation by and between Mestek, Inc. as Buyer and David Weener,
     Wayne Frerichs, Mark McCrill, and on Morrison as Sellers.              (F)

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

10.26 Stock Purchase Agreement dated October 27, 1997 between
     Formtek, Inc. and Joseph Julian.                                       (J)

10.27 Asset Purchase Agreement dated October 2, 1995 by and
     between Mestek, Inc. and Honeywell, Inc.                               (H)

10.28 Agreement of Sale dated July 5, 1995 between
     The Hydrotherm Corporation and SET Realty, L.L.C. for the
      purchase and sale of real propertyin Northvale, New Jersey.           (H)

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

10.30 1996 Mestek, Inc. Stock Option Plan.                                  (I)

10.31 Amended and Restated Revolving Loans and Foreign Exchange
     Facilities Agreement between Mestek, Inc. and Bank Boston
     dated July 15, 1997.                                                   (J)

10.31 Agreement for The Purchase and Sale of Assets between
     Formtek, Inc. (Purchaser) and Dalhstrom Industries, Inc.
     (Seller) dated August 8, 1996.                                         (K)

10.32 Lease dated January 1, 1997 between Pacific/
     Air Balance, Inc. (Lessee) and Production Realty, Inc. (Lessor).       (J)

10.33 Stock Purchase Agreement between Formtek, Inc.(Purchaser) and
     Maurice Hill Trust dated August 16, 1991, Thomas Nedbal,
     Donald Hill, Robert Martinelli, Elmer Utley, and Allen Reczek
     (Sellers) dated January 30, 1997.                                      (K)

10.34 Letter Agreement between Mestek, Inc. and the Travelers Insurance Company, dated March 1, 1996, regarding five and fifty-three
     hundredth percent (5.53%) Senior Notes due March 1, 1998.              (K)

10.35 Supplemental Executive Retirement Agreements entered into between
     Mestek, Inc. and certain of its officers.                              (J)

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

     (H) Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 1995.

     (I) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

     (J) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

     (K) Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 1996.

     (L) Filed as an Exhibit to the Quarterly report on Form 10-Q for the quarter ended June 30, 1998.

                                                                   Exhibit 11.1


                                  MESTEK, INC.
              Schedule of Computation of Earnings Per Common Share




Years Ended December 31,
                                                            1998 1997 1996
                                                            ---- ---- ----


Net income for earnings per share                      $16,064  $14,405  $13,329
                                                       =======  =======  =======

Basic weighted ave. no. of common shares outstanding     8,921    8,929    8,938
                                                       =======  =======  =======

Basic earnings per common share                         $1.80    $1.61    $1.49
                                                       =======  =======  =======

Diluted weighted ave. no. of common shares outstanding   8,949    8,951    8,943
                                                       =======  =======  =======

Diluted earnings per common share                       $1.80    $1.61    $1.49
                                                       =======  =======  =======

                                                                   Exhibit 22.1



                              LIST OF SUBSIDIARIES


                                                                Jurisdiction of
Name                                                                  Formation

Advanced Thermal Hydronics, Inc.                                       Delaware

Alapco Holding, Inc.                                                   Delaware

Anemostat, Inc                                                         Delaware

Boyertown Foundry Company                                              Delaware

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

Hill Engineering, Inc.                                                 Illinois

CoilMate, Inc.                                                      Connecticut

Gentex Partners, Inc.                                                     Texas

Mestex, Ltd. (Texas limited partnership)                                  Texas

Yorktown Properties, Ltd. (Texas limited partnership)                     Texas

HBS Acquisition Corporation                                            Delaware

Keyser Properties, Inc.                                                Delaware

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

TEK Capital Corporation                                                Delaware

Westcast, Inc.                                                    Massachusetts

                                                                   Exhibit 10.12

                         SCHEDULE OF DIRECTORS/OFFICERS
                           Indemnification Agreements

The Indemnification Agreement entered into by the Directors and/or Officers of Mestek, Inc. and certain Directors of Mestek's wholly owned subsidiaries are identical in all respects, except for the name of the indemnified director or officer and the date of execution.

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

                                  MESTEK, INC.


Date: March 31, 1999          By: /S/ John E. Reed
      --------------          -------------------------------------------------
                              John E. Reed, Chairman of the Board
                              and Chief Executive Officer

Date: March 31, 1999          By: /S/ Stephen M. Shea
      --------------          -------------------------------------------------
                              Stephen M. Shea, Senior Vice President
                              Finance, Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Date: March 31, 1999            By: /S/ A. Warne Boyce
      --------------            -----------------------------------------------
                                A. Warne Boyce, Director




Date: March 31, 1999            By: /S/ E. Herbert Burk
      --------------            -----------------------------------------------
                                E. Herbert Burk, Director




Date: March 31, 1999            By: /S/ William J. Coad
      --------------            -----------------------------------------------
                                William J. Coad, Director

Date: March 31, 1999            By: /S/ David M. Kelly
      --------------            -----------------------------------------------
                                David M. Kelly, Director




Date: March 31, 1999            By: /S/ Winston R. Hindle, Jr.
      --------------            -----------------------------------------------
                                Winston R. Hindle, Jr., Director




Date: March 31, 1999            By: /S/ David W. Hunter
      --------------            -----------------------------------------------
                                David W. Hunter, Director




Date: March 31, 1999            By: /S/ David R. Macdonald
      --------------            -----------------------------------------------
                                David R. Macdonald, Director




Date: March 31, 1999            By: /S/ John E. Reed
      --------------            -----------------------------------------------
                                John E. Reed, Director




Date: March 31, 1999            By: /S/ Stewart B. Reed
      --------------            -----------------------------------------------
                                Stewart B. Reed, Director