Form 10-Q
period 1999-03-31
MESTEK INC
filed 1999-05-07
CIK 65195

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended: March 31, 1999


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



The number of shares of Common Stock outstanding as of April 30,1999, was 8,873,105.

                                  MESTEK, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998


                                      INDEX

PART I - FINANCIAL INFORMATION Page No.
--------

Condensed consolidated balance sheets at March 31, 1999
     and December 31, 1998                                                 3 - 4

Condensed consolidated statements of income for the three
     months ended March 31, 1999 and 1998                                      5

Condensed consolidated statements of cash flows for the three
     months ended March 31, 1999 and 1998                                      6

Condensed consolidated statement of changes in shareholders' equity
     for the period from January 1, 1998 through March 31, 1999                7

Notes to the condensed consolidated financial statements                  8 - 12

Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                                13


PART II - OTHER INFORMATION

Statement of Computation of Per share Earnings                                14


SIGNATURE                                                                     14

In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

                         PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements


                                  MESTEK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                           March 31,   Dec. 31,
                                                             1999        1998
                                                          ----------- ----------
                                                          (Dollars in thousands)
ASSETS
Current Assets
Cash                                                          $ 2,633    $ 3,777
Accounts Receivable - less allowances of,
   $3,813 and $3,443 respectively                              56,439     55,443
Unbilled Accounts Receivable                                      298        286
Inventories                                                    56,349     52,980
Other Current Assets                                            5,886      5,103
                                                            ---------  ---------

Total Current Assets                                          121,605    117,589

Property and Equipment - net                                   67,199     55,841
Other Assets and Deferred Charges - net                         7,731      7,148
Excess of Cost over Net Assets of Acquired Companies           31,177     24,565
                                                            ---------  ---------

Total Assets                                                $ 227,712  $ 205,143
                                                            =========  =========





See the Notes to Condensed Consolidated Financial Statements.


Continued on next page

                                  MESTEK, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                                   (Unaudited)



                                                          March 31,     Dec. 31,
                                                            1999         1998
                                                        ------------- ----------
                                                          (Dollars in thousands)


LIABILITIES, AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current Portion of Long-Term Debt                     $  36,442      $ 12,750
  Accounts Payable                                         15,321        20,126
  Accrued Compensation                                      3,944         6,187
  Accrued Commissions                                       3,832         3,985
  Progress Billings in Excess of Cost
      and Estimated Earnings                                3,085         3,150
 Customer Deposits                                          5,531         5,746
 Other Accrued Liabilities                                 19,393        16,230
                                                        ----------    ----------
    Total Current Liabilities                              87,548        68,174

Long-Term Debt                                                415           438
Other Liabilities                                             355           370
                                                        ----------    ----------
         Total Liabilities                                 88,318        68,982
                                                        ----------    ----------

Minority Interests                                          2,911         2,863
                                                        ----------    ----------

Shareholders' Equity
     Common Stock - no par, stated value $0.05 per share,
         9,610,135 shares issued                              479           479
     Paid in Capital                                       15,434        15,434
     Retained Earnings                                    128,782       125,263
     Treasury Shares, at cost, (737,030 and 719,830
         common shares, respectively)                      (7,129)       (6,790)
     Cumulative Translation Adjustment                     (1,083)       (1,088)
                                                        ----------    ----------
         Total Shareholders' Equity                       136,483       133,298
                                                        ----------    ----------

         Total Liabilities, and Shareholders' Equity    $ 227,712     $ 205,143
                                                        ==========    ==========



See the Notes to Condensed Consolidated Financial Statements.

                                  MESTEK, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                           Three Months Ended
                                                              March 31,
                                              1999                       1998
                                            --------                   --------
                                        (In thousands, except for share amounts)


Net Sales                                                 $ 77,562     $ 71,634
Net Service Revenues                                         4,464        4,015
                                                         ----------   ----------

Total Revenues                                              82,026       75,649

Cost of Goods Sold                                          55,969       51,888
Cost of Service Revenues                                     3,022        2,589
                                                         ----------   ----------

Gross Profit                                                23,035       21,172

Selling Expense                                             10,719        9,753
General and Administrative Expense                           4,031        3,707
Engineering Expense                                          2,152        1,988
                                                         ----------   ----------

Operating Profit                                             6,133        5,724

Interest Expense                                              (259)        (159)
Other Income (Expense) - net                                  (183)        (127)
                                                         ----------   ----------
Income Before Income Taxes                                   5,691        5,438

Income Taxes                                                 2,172        2,068
                                                         ----------   ----------

Net Income                                                 $ 3,519      $ 3,370
                                                         ==========   ==========

Basic Earnings Per Common Share                              $ .40        $ .38
                                                         ==========   ==========

Basic Weighted Average Shares Outstanding                    8,881        8,926
                                                         ==========   ==========

Diluted Earnings Per Common Share                            $ .40        $ .38
                                                         ==========   ==========

Diluted Weighted Average Shares Outstanding                  8,908        8,950
                                                         ==========   ==========

See the Notes to Condensed Consolidated Financial Statements.

                                  MESTEK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                           1999          1998
                                                         --------      --------
                                                         (Dollars in thousands)

Cash Flows from Operating Activities:
Net Income                                                  $  3,519   $  3,370
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization                                  2,221      1,929
Provision for Losses on Accounts Receivable                      108         75
Change in Assets & Liabilities:
Cash Flows Provided by (Used in) Changes In:
Accounts Receivable                                            2,678      6,329
Unbilled Accounts Receivable                                     (12)       (21)
Inventory                                                        137     (4,512)
Other Assets                                                     256        274
Accounts Payable                                              (5,823)    (3,331)
Accrued Expenses                                                (819)    (1,354)
Progress Billings                                                (65)      (700)
Other Long Term Liabilities                                      (15)        -
                                                             --------   --------
Net Cash Provided by Operating Activities                      2,185      2,059
                                                             --------   --------

Cash Flows from Investing Activities:
Capital Expenditures                                          (3,771)    (2,418)
Acquisition of Businesses (net of cash acquired)             (22,941)       -
                                                             --------   --------
Net Cash Used in Investing Activities                        (26,712)   ( 2,418)
                                                             --------   --------

Cash Flows from Financing Activities:
Net Borrowings Under Line of Credit Agreements                23,690     14,720
Principal Payments Under Long Term Debt Obligations              (21)   (15,016)
Increase in Minority Interests                                    48         60
Repurchase of Common Stock                                      (339)       -
Cumulative Translation Adjustments                                 5        ( 1)
                                                             --------   --------
Net Cash Provided by (Used in) Financing Activities           23,383      ( 237)
                                                             --------   --------

Net Decrease in Cash and Cash Equivalents                     (1,144)     ( 596)
Cash and Cash Equivalents - Beginning of Period                3,777      2,494
                                                             --------   --------

Cash and Cash Equivalents - End of Period                    $ 2,633     $ 1,898
                                                             ========    =======

See the Notes to Condensed Consolidated Financial Statements.

                                  MESTEK, INC.
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)


              For the period January 1, 1998 through March 31, 1999



                                Additional                   Cumulative
                          Common Paid In  Retained  Treasury Translation
                           Stock Capital  Earnings   Shares  Adjustment  Total

Balance - January 1, 1998  $479  $15,434  $109,199  ($6,109)   ($996)  $118,007

Net Income                                  16,064                       16,064
Common Stock Repurchased                               (681)               (681)
Cumulative Translation Adjustment                                (92)       (92)
                           ----- -------  --------  -------- --------  ---------
Balance-December 31, 1998  $479  $15,434  $125,263  ($6,790) ($1,088)  $133,298

Net Income                                   3,519                        3,519
Common Stock Repurchased                               (339)               (339)
Cumulative Translation Adjustment                                  5          5
                           ----- -------- --------- -------- --------  ---------

Balance - March 31, 1999   $479  $15,434  $128,782  ($7,129) ($1,083)  $136,483
                           ===== ======== ========= ======== ========  =========



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

Income Taxes

Provisions  for income tax in the  amounts of  $2,172,000  and  $2,068,000  were
recorded  for  the  three  month   periods   ended  March  31,  1999  and  1998,
respectively.

Goodwill

The Company amortizes Goodwill on the straight line basis over the estimated period to be benefitted. The acquisitions of National Northeast Corporation, National Southeast Aluminum Corporation, and Heat Exchangers, Inc. in 1995 resulted in Goodwill of $11,118,000 which is being amortized over 25 years. The acquisitions of Rowe Machinery & Automation, Inc., and Omega Flex, Inc. in 1996 resulted in Goodwill of $7,729,000 which is being amortized over 25 years. The acquisition of Hill Engineering, Inc. on January 31, 1997, resulted in Goodwill of $2,892,000 which is being amortized over 25 years. The acquistion of Anemostat, as more fully described in Note 2, resulted in Goodwill of approximately $6,800,000, which will be amortized over 25 years. The Company continually evaluates the carrying value of Goodwill. Any impairments would be recognized when the expected future operating cash flows derived from such Goodwill is less than their carrying value.

Reclassification

Reclassifications   are  made   periodically  to  previously   issued  financial
statements to conform with the current year presentation.

Note 2 - Business Acquistion


On March 26, 1999, the Company acquired substantially all of the operating assets of the Anemostat Products and Anemostat-West Divisions of Dynamics Corporation of America, (collectively, Anemostat), a wholly-owned subsidiary of CTS Corporation. Anemostat manufactures commercial air distribution products (grilles, registers, diffusers and VAV boxes); security air distribution products; and door and vision frame products for the HVAC and commercial building industries at locations in Scranton, Pennsylvania, (Anemostat Products) and Carson, California, (Anemostat-West). The Anemostat products are complementary to the Company's existing louver and damper businesses. The purchase price paid for the assets acquired was approximately $25,360,000, including assumed liabilities of approximately $2,419,000. The Company accounted for this acquisition under the purchase method of accounting and, accordingly, recorded Goodwill of approximately $6,800,000.


Note 3 - Property and Equipment

                                                             March 31,  Dec. 31,
                                                               1999      1998
                                                            ---------- ---------

Land                                                    $2,670,000   $2,395,000
Building                                                23,171,000   21,887,000
Leasehold Improvements                                   4,412,000    4,474,000
Equipment                                               90,618,000   78,820,000
                                                       -----------  ------------

                                                       120,871,000  107,576,000
Accumulated Depreciation                               (53,672,000) (51,735,000)
                                                       ------------ ------------

                                                       $67,199,000  $55,841,000
                                                       ===========  ============


Note 4 - Long-Term Debt

                                                       March 31,        Dec. 31,
                                                         1999             1998
                                                       ---------        --------

Revolving Loan Agreement                             $36,309,000    $12,619,000
Other Bonds and Notes Payable                            548,000        569,000
                                                     ------------   ------------

                                                      36,857,000     13,188,000
Less Current Maturities                              (36,442,000)   (12,750,000)
                                                     ------------   ------------

                                                     $   415,000    $   438,000
                                                     ============   ============


Revolving Loan Agreement - The Company has a Revolving Loan Agreement and Letter of Credit Facility (the Agreement) with a commercial bank. The Agreement provides $55 million of unsecured revolving credit and $10 million of standby letter of credit capacity. Borrowings under the Agreement bear interest at a floating rate based on the bank's prime rate less 1.00% or, at the discretion of the borrower, LIBOR plus a quoted market factor or, alternatively, in lieu of the prime based rate, a rate based on the overnight Federal Funds Rate. The Agreement was recently extended on a one year basis through April 30, 2000. The Revolving Loan Agreement contains financial covenants which require that the Company maintain certain current ratios, working capital amounts, capital bases and leverage ratios. This Agreement also contains restrictions regarding the creation of indebtedness, the occurrence of mergers or consolidations, the sale of subsidiary stock, and the payment of dividends in excess of 50%of net income.


Note 5 - Interim Segment Information

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

The Company's HVAC segment manufactures and sells a wide variety of residential, commercial and industrial heating, cooling, and air distribution products to independent wholesales supply warehouses, to mechanical, sheet metal and other contractors, and in some cases to other HVAC manufacturers under original equipment manufacture (OEM) contracts. The products include finned tube and baseboard radiation equipment gas fired heating and ventilating equipment, air damper equipment and related air distribution products and commercial and residential boilers. The products are marketed under a number of franchise names including Sterling, Beacon Morris, Smith, Hydrotherm, RBI, Vulcan, Applied Air, Wing, AWV, ABI, Arrow, Koldwave, and SpacePak. Assets totaling approximately $25,360,000 acquired in the Anemostat acquisition on March 26, 1999, as more fully described in Note 2, have been added to the Company's HVAC segment.

The Company's Metal Products segment manufactures a variety of metal products including aluminum extrusions, flexible metal hose and grey iron castings. This segment sells its products mostly as components to manufacturers who incorporate them into their own products. In some cases flexible metal hose is sold to distributors.

The Company's Metal Forming Segment designs, manufactures and sells a variety of metal handling and metal forming products under names such as Cooper-Weymouth, Peterson, Dahlstrom, Hill Engineering, Coilmate-Dickerman, and Rowe. The products are sold through independent dealers in most cases to end-users and in some cases to other original equipment manufacturers. The products include roll formers, feeds, straighteners, cradles, cut-to-length lines, specialty dies, and flying cut-off saws.

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

Three Months ended March 31, 1999:

                                              Metal     Metal   Computer
                                      HVAC   Products  Forming  Software  Totals
                                     -----   --------  -------  --------  ------
Revenues from External Customers    $54,132   15,543    7,887     4,464   82,026

Segment Operating Profit              3,694    1,919      292       228    6,133

Three Months ended March 31, 1998:

                                              Metal     Metal   Computer
                                      HVAC   Products  Forming  Software  Totals
                                     ------  --------  -------  --------  ------
Revenues from External Customers    $49,549   13,610    8,476     4,014   75,649

Segment Operating Profit              3,349    1,321      565       489    5,724


Note 6 - Earnings Per Common Share

Basic  earnings per share were  computed  using the weighted  average  number of
common  shares  outstanding.   Common  stock  options  were  considered  in  the
computation of diluted earnings.


Note 7 - Common Stock Buyback Program

During the first quarter of 1999 the Company continued its program of selective "open market" and odd lot purchases of its common stock acquiring 17,200 shares. All such shares are accounted for as treasury shares.

Note 8 - Stock Option Plans

On March 20, 1996 the Company adopted a stock option plan, the Mestek, Inc. 1996 Stock Option Plan, (the Plan), which provides for the granting of incentive and non-qualified stock options of up to 500,000 shares of stock to certain employees of the Company and other persons, including directors, for the purchase of the Company's common stock at fair market value at the date of grant. The Plan was approved by the Company's shareholders on May 22, 1996. Options granted under the plan vest over a five-year period and expire at the end of ten years. During the first quarter of 1999, 85,000 options were granted, (65,000 on January 4, 1999 and 20,000 on March 29, 1999) at an exercise price of $20.00, to seven employees and these options are outstanding at March 31, 1999.


Note 9 - Subsequent Event

On April 26, 1999, an order was entered in the Bankruptcy Court for the Southern District of Ohio, whereby the Company's offer to acquire the operating assets of ACDC, Inc. (ACDC) of New Milford, Ohio, a manufacturer of industrial dampers for the power generation market, was approved. Based upon the satisfaction of various contingencies, the Company hopes to close its purchase of the assets
and the real  estate  that  ACDC  currently   utilizes  sometime  in  May  of
1999  for approximately $3.2 million.




Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation

Total Revenues in the Company's HVAC segment, as illustrated in Note 5 to the Condensed Consolidated Financial Statements, during the first quarter of 1999 were increased relative to the first quarter of 1998, by 9.2%. Improved performances from many of the segment's hydronic products and, in particular, from the Company's South Windsor, Connecticut and Dundalk, Maryland facilities, together with sales from the Company's RBI division which was acquired on April 29, 1998, account for the increase in sales. Gross profit margins for the HVAC segment were relatively unchanged at 27.24%. Operating income for this segment was accordingly increased from $3,349,000 in the first quarter of 1998 to $3,694,000 in the first quarter of 1999.

Total Revenues in the Company's Metal Products segment, as illustrated in Note 5 to the Condensed Consolidated Financial Statements, were up 14.2% during the first quarter of 1999, principally as a result of the addition of Boyertown Foundry Company which was acquired on November 2, 1998. In addition, this segment's Omega Flex division continued to expand sales of it Trac-Pipe(TM) flexible gas piping product. As a result of these factors, gross profit margins and operating income increased significantly during the first quarter of 1999.

Total Revenues in the Company's Metal Forming segment, as illustrated in Note 5 to the Condensed Consolidated Financial Statement were down 11.7% reflecting an industry-wide slow-down in orders for Metal Forming Equipment, especially standard coil handling equipment and tooling. Operating income was accordingly reduced from $565,000 in the first quarter of 1998 to $292,000 in the first quarter of 1999.

The Company's Computer Software segment reported slightly improved revenues, but slightly reduced gross profit and operating income due to increased product development spending.
                                       12

For the Company as a whole, Sales, General and Administrative, and Engineering costs, taken together as a percentage of Total Revenues, were slightly increased from 20.47% to 20.60%.

Operating income for the first quarter of 1999 for the Company as a whole increased by $409,000 or 7.1% reflecting the net effect of the factors mentioned above.

The Company's total debt (long-term debt plus current portion of long-term debt) increased by $23.7 million during the quarter ended March 31, 1999 reflecting the effect of the acquisition of Anemostat on March 26, 1999. Management regards the Company's current capital structure and banking relationships as fully adequate to meet foreseeable future needs. The Company has not paid dividends on its common stock since 1979.

                           PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

(a) Statement of Computation of Per Share Earnings ... Page 13


(b) Registrant filed one report on Form 8-K during the quarter for which this report is filed.


                                  MESTEK, INC.
              SCHEDULE OF COMPUTATION OF EARNINGS PER COMMON SHARE


                                                              Three Months Ended
                                                                    March 31,
                                                                 1999     1998
                                                                ------   ------

(Amounts in thousands, except earnings per common share)

Net Income for earnings per share                                $3,519   $3,370
                                                                 ======   ======

Basic weighted average number of common shares outstanding        8,881    8,926
                                                                 ======   ======

Basic earnings per common share                                   $ .40    $ .38
                                                                 ======   ======

Diluted weighted average number of common shares outstanding      8,908    8,950
                                                                 ======   ======

Diluted earnings per common share                                 $ .40    $ .38
                                                                 ======   ======



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MESTEK, INC.
                                  (Registrant)


Date: May 4, 1999            By: /S/ Stephen M. Shea
                             ---------------------------------------------------
                             Stephen M. Shea, Senior Vice President -Finance and
                             CFO (Chief Financial Officer)