Form 10-Q/A
period 1999-03-31
MESTEK INC
filed 1999-05-14
CIK 65195

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    AMMENDED

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

         Certain  statements in this  Quarterly  Report on Form 10-Q  constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that are not historical facts but rather reflect the Company's current expectations concerning future results and events. The words "believes", "expects", "intends", "plans", "anticipates", "likely", "will", and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company (or entities in which the Company has interests), or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements.

         Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management's view only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstance after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances.

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

         The Company began a search at that time for a system which would meet the needs of as many of its divisions as possible. Friedman Associates, a manufacturing package with strong "configure to order" capabilities was chosen in 1997. The majority of the Segment's business is processed through its Westfield, Massachusetts, and Holland, Ohio, locations which are in the process of implementing the Friedman Associates system in IBM AS400 environments. The implementation process began in 1997 and is being managed on a division by division basis. The Company continues to believe that all divisions scheduled to implement the Friedman system will have completed this task by October 31, 1999. As of May 13, 1999, approximately fifty percent 50% of the HVAC divisions, as measured in 1998 revenues, have migrated to the Friedman system or are otherwise operating in environments believed to be Year 2000 compliant. The Company believes based upon inquiries of the relevant vendors that the IBM AS400 (model
500) operating system and the Friedman Associates software are fully Year 2000 compliant. The Company also utilizes at certain locations a manufacturing and order processing software known as MSS/Costar which also operates on the IBM AS400 platform. The Company hasmade the necessary programming changes to make MSS/Costar Year 2000 compliant. The Company also utilizes at one location a manufacturing and order processing software known as Profit Key which, based upon representations from its seller, is also Year 2000 compliant. The Company is presently in the process of arranging for formal tests to validate its vendors' claims - both as to software and as to operating systems - relative to Year 2000 compliance.

         The HVAC Segment performs most of its financial reporting on a centralized basis in Westfield, Massachusetts, using general ledger, payroll, payables, and human resources software packages from Infinium, Inc. which, based upon representations from Infinium, to the best of the Company's knowledge, are Year 2000 compliant. The Infinium Software runs in an IBM AS400 mini computer environment. Based upon representations from IBM, the Company believes the AS400 operating system environment which it is using for its financial software systems is Year 2000 compliant. Certain of the Company's subsidiaries maintain separate financial reporting functions using a variety of personal computer based software solutions. Visual and Syspro, the principal software packages in use at remote locations for financial accounting purposes are believed, based upon representations from these vendors, to be Year 2000 compliant at this time. The Company is presently in the process of arranging for formal testing to validate the representations received in this regard from its hardware and software vendors.


         Metal Products Segment:

         The Metal Products Segment has successfully phased in business application systems believed to be Year 2000 compliant at this time based upon inquiries of the relevant vendors. The business applications running in these environments include general ledger, payables, payroll, human resources, order-entry and manufacturing. The Company is presently in the process of arranging for formal testing to validate its vendors' claims - both as to software and as to operating systems - relative to Year 2000 compliance.

         Metal Forming Segment:

         The Clinton, Maine location of the (Cooper-Weymouth, Peterson, Rowe and CoilMate/Dickerman) Metal Forming Segment is in the process of implementing Symix Software for its order entry, billing, manufacturing, scheduling, inventory control and related needs. The system was loaded recently and operator training is underway. Pilot programs began in April of 1999. The Company expects the new system (less scheduling enhancements) to be operational on September 1, 1999. The Metal Forming Segment has developed a contingency plan to be used in the event its transition to Symix is not complete as of December 31, 1999 which entails fixing the Year 2000 problem in its present MSS/Costar order entry and manufacturing environment. The vendor has represented that it has a cure and that the cure can be implemented without disruption prior to July 1, 1999. While the cost and effort required to implement the Symix system is significant, the Company expects that the benefits to its business process - in addition to resolving Year 2000 functionality - will be substantial as many enhanced functionalities are expected particularly in the scheduling and advance planning areas. The Company believes that its contingency plan for this segment is a realistic alternative which would allow the segment to function as it does now after December 31, 1999 while it focuses on completing the Symix implementation. There can be no assurance, however, that the Company's implementation of the Symix system - or its implementation of its contingency plan - will be accomplished successfully prior to December 31, 1999.

         The Dahlstrom division shut down its non compliant systems in 1998 and in early 1999 completed development and implementation of a Year 2000 compliant Windows-based inventory and costing system which is adequate to current needs. Dahlstrom intends to implement the Symix system within two (2) years.

         The Hill Engineering unit (Hill) utilizes the Elite system by Informix. Because Hill's current version of the software, although Year 2000 compliant, will not be supported by the vendor after June 1999, Hill intends to upgrade its software to a better-supported product prior to September 30, 1999.

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


3.  Embedded microprocessors.

         The Company recognizes that some of its manufacturing equipment and some of its office equipment (other than computers) include embedded microprocessors which in some cases may prove to be non-Year 2000 compliant and may disrupt (until replaced) the Company's operations. The Company's Metal Forming Segment has made systematic inquiries of the suppliers of its key machinery, equipment and processes controlled by microprocessors in an effort to establish the status of embedded microprocessors in its manufacturing operations. The results of these inquiries have been generally favorable, and based upon the representations made by vendors, this segment believes its critical pieces of manufacturing equipment are Year 2000 compliant. The Company's HVAC Segment and Metal Products Segment are in the process of conducting a similar survey of their key manufacturing equipment suppliers on the issue of embedded microprocessors. Accordingly, the Company does not believe at this time that it can accurately assess the magnitude of the risk it faces in this regard. The Company intends to continue its inquiries of the key suppliers of machinery, equipment, and processes to determine their contingency plans available to address any failures which may occur after January 1, 2000. Management will continue to utilize the technical resources available to it to manage this exposure.

4.  MCS.

         The Company's MCS subsidiary, which produces software used in information systems for the home health care marketplace, released a Year 2000 compliant version of its principal product, MestaMed, in the fall of 1998. Many of the users of MestaMed have installed the upgrade, but a large number remain to be installed. MestaMed runs on a number of different software operating systems across a wide variety of hardware platforms. MCS has been aware that some older operating systems used to run MestaMed are not Year 2000 compliant or will not be supported by their suppliers and it has been working with customers to encourage operating system upgrades. MCS has learned that two such operating systems used in conjunction with MestaMed will not be fully supported by its developer after October 1999. MCS's preliminary tests indicate that its products will be Year 2000 compliant while running under these operating systems. MCS is working with the supplier to determine the extent of the supplier's support for Year 2000 issues for the affected operating systems. The Company has confirmed from the supplier that it will offer a Year 2000 date-processing limited warranty on several versions of these operating systems. MCS is working closely with the supplier to confirm that this warranty will be extended to the remaining versions of those operating systems. Depending on the outcome of such discussions, MCS will encourage its customers affected by this issue to upgrade to more current versions of the operating system prior to December 31, 1999. A small percentage of MCS products users (generally customized versions of MestaMed or those not choosing maintenance) are running versions that are not Year 2000 compliant. The Company is actively encouraging these users to upgrade to the current version of MestaMed prior to December 31, 1999.

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


Costs incurred relative to Year 2000 solutions:

         The Company estimates that its total cost of addressing the Year 2000 issue, (excluding costs incurred by MCS relative to its software products), including software licenses, modifications, training and implementation will be approximately $2,500,000 over the 4-year period ended December 31, 1999. Of this total, the Company has incurred approximately $1,950,000 as of March 31, 1999.

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

                                  MESTEK, INC.
                                  (Registrant)


Date: May 14, 1999         By: /S/ Stephen M. Shea
                           ---------------------------------------------------
                           Stephen M. Shea, Senior Vice President -Finance and
                           CFO (Chief Financial Officer)