Form 10-Q
period 1999-06-30
MESTEK INC
filed 1999-07-27
CIK 65195

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended: June 30, 1999


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



The number of shares of Common Stock outstanding as of July 27, 1999, was 8,873,105.

                                  MESTEK, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 1999


                                      INDEX

PART I - FINANCIAL INFORMATION                                          Page No.
                                                                        --------

Condensed consolidated balance sheets at June 30, 1999
 and December 31, 1998                                                     3 - 4

Condensed consolidated  statements  of income for the three months ended June 30, 1999 and 1998 and
the six months ended June 30, 1999 and 1998                                    5

Condensed consolidated statements of cash flows for the six
months ended June 30, 1999 and 1998                                            6

Condensed consolidated statement of changes in shareholders' equity
for the period from January 1, 1998 through June 30, 1999                      7

Notes to the condensed consolidated financial statements                    8-12

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                     13


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                     14

Item 7 - Submission of Matters to a Vote of Security Holders                  14

Statement of Computation of Per share Earnings                                15


SIGNATURE                                                                     15

In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

                         PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements


                                  MESTEK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                       June 30,         Dec. 31,
                                                         1999            1998
                                                       ---------       ---------
                                                        (Dollars in thousands)
ASSETS
Current Assets
                                                       $  1,384        $  3,777
     Accounts Receivable - less allowances of,
         $4,122 and $3,443 respectively                  57,657          55,443
     Unbilled Accounts Receivable                           271             286
     Inventories                                         57,116          52,980
     Other Current Assets                                 6,287           5,103
                                                       ---------       ---------

         Total Current Assets                           122,715         117,589

Property and Equipment - net                             69,088          55,841
Other Assets and Deferred Charges - net                   7,401           7,148
Excess of Cost over Net Assets of Acquired Companies     30,822          24,565
                                                       ---------       ---------

         Total Assets                                  $230,026        $205,143
                                                       =========       =========





See the Notes to Condensed Consolidated Financial Statements.


                             Continued on next page

                                  MESTEK, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                                   (Unaudited)



                                                     June 30,          Dec. 31,
                                                       1999             1998
                                                    ---------         ---------
                                                        (Dollars in thousands)

LIABILITIES, AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current Portion of Long-Term Debt                   $ 39,844         $ 12,750
  Accounts Payable                                      13,113           20,126
  Accrued Compensation                                   3,969            6,187
  Accrued Commissions                                    3,472            3,985
  Progress Billings in Excess
     of Cost and Estimated Earnings                      3,188            3,150
  Customer Deposits                                      4,549            5,746
  Other Accrued Liabilities                             18,139           16,230
                                                      ---------        ---------

    Total Current Liabilities                           86,274           68,174

Long-Term Debt                                             394              438
Other Liabilities                                          323              370
                                                      ---------        ---------

    Total Liabilities                                   86,991           68,982
                                                      ---------        ---------

Minority Interests                                       2,939            2,863
                                                      ---------        ---------

Shareholders' Equity
  Common Stock - no par, stated value $0.05 per share,
    9,610,135 shares issued                                479              479
  Paid in Capital                                       15,434           15,434
  Retained Earnings                                    132,387          125,263
  Treasury Shares, at cost, (737,030 and 719,830
    common shares, respectively)                        (7,129)          (6,790)
  Cumulative Translation Adjustment                     (1,075)          (1,088)
                                                      ---------        ---------
    Total Shareholders' Equity                         140,096          133,298
                                                      ---------        ---------

Total Liabilities, and Shareholders' Equity           $230,026         $205,143
                                                      =========        =========



See the Notes to Condensed Consolidated Financial Statements.

                                  MESTEK, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                        Three Months Ended    Six Months Ended
                                             June 30,              June 30,
                                         1999       1998       1999       1998
                                        -------   --------   --------   --------
                                        (In thousands, except for share amounts)

Net Sales                              $84,508    $73,780   $162,070   $145,414
Net Service Revenues                     5,025      3,908      9,489      7,923
                                       --------   --------   --------   --------

     Total Revenues                     89,533     77,688    171,559    153,337

Cost of Goods Sold                      60,825     53,585    116,794    105,473
Cost of Service Revenues                 2,578      2,496      5,600      5,085
                                       --------   --------   --------   --------

     Gross Profit                       26,130     21,607     49,165     42,779

Selling Expense                         12,128     10,386     22,847     20,139
General and Administrative Expense       4,677      4,077      8,708      7,784
Engineering Expense                      2,982      2,197      5,134      4,185
                                       --------   --------   --------   --------
     Operating Profit                    6,343      4,947     12,476     10,671

Interest Expense                          (587)      (287)      (846)      (446)
Other Income (Expense) - net                28       (162)      (155)      (289)
                                       --------   --------   --------   --------

     Income Before Income Taxes          5,784      4,498     11,475      9,936

Income Taxes                             2,179      1,666      4,351      3,734
                                       --------   --------   --------   --------

Net Income                              $3,605     $2,832     $7,124     $6,202
                                       ========   ========   ========   ========

Basic Earnings Per Common Share           $.41       $.32       $.80       $.69
                                       ========   ========   ========   ========
Basic Weighted Average
 Shares Outstanding                      8,873      8,925      8,877      8,926
                                       ========   ========   ========   ========

Diluted Earnings Per Common Share         $.41       $.32       $.80       $.69
                                       ========   ========   ========   ========

Diluted Weighted Average
 Shares Outstanding                      8,900      8,956      8,904      8,953
                                       ========   ========   ========   ========

See the Notes to Condensed Consolidated Financial Statements.

Note: Year to date June 30, 1999 and June 30, 1998 earning per share figures do not equal the sum of individual quarters due to rounding differences.

                                  MESTEK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                           Six Months Ended
                                                                June 30,
                                                          1999            1998
                                                        ---------      ---------
                                                          (Dollars in thousands)

Cash Flows from Operating Activities:
  Net Income                                            $  7,124       $  6,202
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation and Amortization                          4,971          3,903
    Provision for Losses on Accounts Receivable              416            301
    Change in Assets & Liabilities:
    Cash Flows Provided by (Used in) Changes In:
      Accounts Receivable                                  1,508          4,044
      Unbilled Accounts Receivable                            15             17
      Inventory                                             (418)        (6,744)
      Other Assets                                           280           (991)
      Accounts Payable                                    (8,031)        (3,087)
      Progress Billings                                       38           (409)
      Other Liabilities                                   (3,437)        (2,379)
                                                        ---------      ---------

Net Cash Provided by Operating Activities                  2,466            857
                                                        ---------      ---------
Cash Flows from Investing Activities:
  Capital Expenditures                                    (6,164)        (5,121)
  Acquisition of Businesses (net of cash acquired)       (25,495)       ( 3,096)
                                                        ---------      ---------
  Net Cash Used in Investing Activities                  (31,659)        (8,217)
                                                        ---------      ---------

Cash Flows from Financing Activities:
  Net Borrowings Under Line of Credit Agreements          27,092         24,898
  Principal Payments Under Long Term Debt Obligations        (42)       (15,040)
  Increase in Minority Interests                              76            141
  Repurchase of Common Stock                                (339)          (121)
  Cumulative Translation Adjustments                          13            (26)
                                                        ---------      ---------

Net Cash Provided by Financing Activities                 26,800          8,152
                                                        ---------      ---------

Net (Decrease) Increase in Cash and Cash Equivalents      (2,393)           792
Cash and Cash Equivalents - Beginning of Period            3,777          2,494
                                                        ---------      ---------

Cash and Cash Equivalents - End of Period                 $1,384         $3,286
                                                        =========      =========

See the Notes to Condensed Consolidated Financial Statements.



                                  MESTEK, INC.
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)


              For the period January 1, 1998 through June 30, 1999



                                              Additional                         Cumulative
                                      Common    Paid In    Retained    Treasury  Translation
                                       Stock    Capital    Earnings     Shares    Adjustment    Total


Balance - January 1, 1998               $479    $15,434    $109,199    ($6,109)      ($996)   $118,007

Net Income                                                   16,064                             16,064
Common Stock Repurchased                                                  (681)                   (681)
Cumulative Translation Adjustment                                                      (92)        (92)
                                    ---------   --------   ---------   --------   ---------   ---------
Balance - December 31, 1998             $479    $15,434    $125,263    ($6,790)    ($1,088)   $133,298

Net Income                                                    7,124                              7,124
Common Stock Repurchased                                                  (339)                   (339)
Cumulative Translation Adjustment                                                       13          13
                                    ---------   --------   ---------   --------   ---------   ---------

Balance - June 30, 1999                 $479    $15,434    $132,387    ($7,129)    ($1,075)   $140,096
                                    =========   ========   =========   ========   =========   =========



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

Income Taxes

Provisions for income tax in the amounts of $ 2,179,000 and $ 1,666,000 were recorded for the three month period ended June 30, 1999 and 1998, respectively.

Goodwill

The Company amortizes Goodwill on the straight line basis over the estimated period to be benefitted. The acquisitions of National Northeast Corporation, National Southeast Aluminum Corporation, and Heat Exchangers, Inc. in 1995 resulted in Goodwill of $11,118,000 which is being amortized over 25 years. The acquisitions of Rowe Machinery & Automation, Inc., and Omega Flex, Inc. in 1996 resulted in Goodwill of $7,729,000 which is being amortized over 25 years. The acquisition of Hill Engineering, Inc. on January 31, 1997, resulted in Goodwill of $2,892,000 which is being amortized over 25 years. The acquisition of Anemostat, as more fully described in Note 2, resulted in Goodwill of approximately $6,800,000, which is being amortized over 25 years. The Company continually evaluates the carrying value of Goodwill. Any impairments would be recognized when the expected discounted future operating cash flows derived from such Goodwill is less than their carrying value.

Reclassification

Reclassifications   are  made   periodically  to  previously   issued  financial
statements to conform with the current year presentation.

Note 2 - Business Acquisition


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

On April 26, 1999, an order was entered in the Bankruptcy Court for the Southern District of Ohio, whereby the Company's offer to acquire the operating assets of ACDC, Inc. (ACDC) of New Milford, Ohio, a manufacturer of industrial dampers for the power generation market, was approved. The Company closed this transaction on May 7, 1999 for approximately $2.6 million.


Note 3 - Merger Agreement

On May 26, 1999 the Company entered into a definitive agreement, (The Agreement), to merge its wholly owned subsidiary, MCS, Inc. (MCS) into Simione Central Holdings, Inc. (Simione). Under the terms of the Agreement, for every share of outstanding Simione common stock, Simione will issue .85 shares of its common stock to the Company. As a result, the Company will own approximately 46% of Simione after the merger is completed. Under the terms of the Agreement MCS's ProfitWorks segment will be distributed to the Company prior to the merger.

Simione is a provider of information systems and services to the home health care industry supplying information systems, consulting and agency support services to customers nationwide. Simione provides freestanding, hospital based and multi-office Home Health care Providers (including certified, private duty, staffing, HME, IV therapy, and hospice) with information solutions that address all aspects of home care operations. Simione maintains offices nationwide and is headquartered in Atlanta, Georgia.

Under the terms of the Agreement, if either party terminated the Agreement in favor of an alternative acquisition proposal the terminating party shall be obligated to pay the other party up to $1,700,000 in termination fees. The Agreement is subject to regulatory and shareholder approvals and is expected by the parties to close prior to the end of 1999.

Note 4 - Property and Equipment

                                                        June 30,      Dec. 31,
                                                          1999          1998
                                                       ----------    ---------

Land                                                   $2,853,000    $2,395,000
Building                                               26,274,000    21,887,000
Leasehold Improvements                                  4,414,000     4,474,000
Equipment                                              91,617,000    78,820,000
                                                      ------------  ------------

                                                      125,158,000   107,576,000
Accumulated Depreciation                              (56,070,000)  (51,735,000)
                                                      ------------  ------------

                                                      $69,088,000   $55,841,000
                                                      ============  ============


Note 5 - Long-Term Debt

                                                      June 30,        Dec. 31,
                                                        1999            1998
                                                    ------------    ------------

Revolving Loan Agreement                            $32,712,000     $12,619,000
Other Bonds and Notes Payable                         7,526,000         569,000
                                                    ------------    ------------

                                                     40,238,000      13,188,000
Less Current Maturities                             (39,844,000)    (12,750,000)
                                                    ------------    ------------

                                                       $394,000        $438,000
                                                    ============     ===========

Revolving Loan Agreement - The Company has a Revolving Loan Agreement and Letter of Credit Facility (the Agreement) with a commercial bank. The Agreement provides $55 million of unsecured revolving credit and $10 million of standby letter of credit capacity. Borrowings under the Agreement bear interest at a floating rate based on the bank's prime rate less 1.00% or, at the discretion of the borrower, LIBOR plus a quoted market factor or, alternatively, in lieu of the prime based rate, a rate based on the overnight Federal Funds Rate. The Agreement has been extended on a one year basis through April 30, 2000. The Revolving Loan Agreement contains financial covenants which require that the Company maintain certain current ratios, working capital amounts, capital bases and leverage ratios. This Agreement also contains restrictions regarding the creation of indebtedness, the occurrence of mergers or consolidations, the sale of subsidiary stock, and the payment of dividends in excess of 50% of net income.


Note 6 - Interim Segment Information

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

The Company's HVAC segment manufactures and sells a wide variety of residential, commercial and industrial heating, cooling, and air distribution products to independent wholesales supply warehouses, to mechanical, sheet metal and other contractors, and in some cases to other HVAC manufacturers under original equipment manufacture (OEM) contracts. The products include finned tube and baseboard radiation equipment gas fired heating and ventilating equipment, air damper equipment and related air distribution products and commercial and residential boilers. The products are marketed under a number of franchise names including Sterling, Beacon Morris, Smith, Hydrotherm, RBI, Vulcan, Applied Air, Wing, AWV, ABI, Arrow, Anemostat, Koldwave, and SpacePak. Assets totaling approximately $2.6 million acquired in the ACDC acquisition on May 7, 1999, as more fully described in Note 2, have been added to the Company's HVAC segment.

The Company's Metal Products segment manufactures a variety of metal products including aluminum extrusions, flexible metal hose and grey iron castings. This segment sells its products mostly as components to manufacturers who incorporate them into their own products. In some cases flexible metal hose is sold to distributors.

The Company's Metal Forming Segment designs, manufactures and sells a variety of metal forming and handling products under names such as Cooper-Weymouth, Peterson, Dahlstrom, Hill Engineering, Coilmate-Dickerman, and Rowe. The products are sold directly and through independent dealers in most cases to end-users and in some cases to other original equipment manufacturers. The products include custom metal forming systems and other standard machinery such as roll formers, wing formers, destackers, presses, feeds, straighteners, cradles, stock reels, cut-to-length lines, gasket dies, tools and dies for metal forming systems and specialty punching and cut-off machinery.

The Company's Computer Software segment operates under the name MCS, Inc. (MCS) and develops and sells software used principally in the medical information systems marketplace. MCS's products include software used to manage the day -to-day operations of home medical equipment dealers and home health agencies.

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

Three Months ended
June 30, 1999:

                                             Metal    Metal    Computer
                                     HVAC  Products  Forming   Software   Totals

Revenues from External Customers   $59,660  16,162   8,686      5,025     89,533

Segment Operating Profit             3,875   1,777     162        529      6,343


Three Months ended
June 30, 1998:

                                             Metal    Metal    Computer
                                     HVAC  Products  Forming   Software   Totals

Revenues from External Customers   $49,924  11,982  11,874      3,908     77,688

Segment Operating Profit             1,557   1,351   1,611        428      4,947


Note 7 - Earnings Per Common Share

Basic  earnings per share were  computed  using the weighted  average  number of
common  shares  outstanding.   Common  stock  options  were  considered  in  the
computation of diluted earnings.


Note 8 - Common Stock Buyback Program

During the second quarter of 1999, the Company made no "open market" or odd lot purchases of its common stock.


Note 9 - Stock Option Plans

On March 20, 1996 the Company adopted a stock option plan, the Mestek, Inc. 1996 Stock Option Plan, (the Plan), which provides for the granting of incentive and non-qualified stock options of up to 500,000 shares of stock to certain employees of the Company and other persons, including directors, for the purchase of the Company's common stock at fair market value at the date of grant. The Plan was approved by the Company's shareholders on May 22, 1996. Options granted under the plan vest over a five-year period and expire at the end of ten years. During the first quarter of 1999, options to purchase 85,000 shares of common stock were granted, (65,000 on January 4, 1999 and 20,000 on March 29, 1999) at an exercise price of $20.00, to seven employees. All options granted under the Plan total 175,000 shares, all of which are outstanding at June 30, 1999.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation

Total Revenues in the Company's HVAC segment, as illustrated in Note 5 to the Condensed Consolidated Financial Statements, during the second quarter of 1999 were increased relative to the second quarter of 1998, by 19.5%, reflecting principally the effect of the acquisition of Anemostat on March 26, 1999. Comparative results for the HVAC segment were also positively impacted by improved results in a number of the segment's hydronic and industrial products. Operating income for this segment as a result increased from $1,557,000 in the second quarter of 1998 to $3,875,000 in the second quarter of 1999.

Total Revenues in the Company's Metal Products segment, as illustrated in Note 5 to the Condensed Consolidated Financial Statements, were up 34.9% during the second quarter of 1999, principally as a result of the addition of Boyertown Foundry Company which was acquired on November 2, 1998. In addition, this segment's Omega Flex division continued to expand sales of it Trac-Pipe(TM) flexible gas piping product. This segment's National Northeast unit experienced reduced revenues and operating profits during the quarter, however, due to delays in the startup of its new 3,000 ton extrusion press in Pelham, New Hampshire and as a result, gross profit margins for the segment as a whole were slightly reduced; operating profits, notwithstanding, increased by 22.1%.

Total Revenues in the Company's Metal Forming segment, as illustrated in Note 5 to the Condensed Consolidated Financial Statement were down 26.8% reflecting the effect of an industry-wide slow-down in incoming orders for Metal Forming Equipment experienced primarily in the 3rd and 4th quarters of 1998. Operating income was accordingly reduced from $1,611,000 in the second quarter of 1998 to $162,000 in the second quarter of 1999. Sales backlog in this segment, which recorded a twelve -month low of approximately $10,908,000 at December 31, 1998, has grown to approximately $15,076,000 at June 30, 1999.

The Company's Computer Software segment reported significant increases in revenues and gross profits and a modest increase in operating income owing principally to the release of an upgraded version of its flagship product, MestaMed, in the latter part of 1998 and reorganization of management. The operating income increase has not kept pace with the increase in revenues due to increased spending on product support and development initiatives. The medical information software products and services of this segment are the subject of the merger agreement set forth in Note 3 to these Condensed Consolidated Financial Statements on page 9.

For the Company as a whole, Sales, General and Administrative, and Engineering costs, taken together as a percentage of Total Revenues, were slightly increased from 21.44% to 22.10%.

Operating income for the first quarter of 1999 for the Company as a whole increased by $1,396,000 or 28.2% reflecting the net effect of the factors mentioned above.

The Company's total debt (long-term debt plus current portion of long-term debt) increased by $ 3.4 million during the quarter ended June 30, 1999 reflecting principally the effect of the acquisition of ACDC on May 7, 1999 as more fully described in Note 2 to the Condensed Consolidated Financial Statements. Management regards the Company's current capital structure and banking relationships as fully adequate to meet foreseeable future needs. The Company has not paid dividends on its common stock since 1979.

                           PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

(a) Statement of Computation of Per Share Earnings ...                   Page 15

(b) Registrant filed two reports on Form 8-K during the quarter for which this report is filed.

Item 7 - Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 18, 1999. The following Directors were re-elected to serve until the next Annual Meeting.

                                             A. Warne Boyce
                                             E. Herbert Burk
                                             William J. Coad
                                             Winston R. Hindle, Jr.
                                             David W. Hunter
                                             David M. Kelly
                                             David R. Macdonald
                                             John E. Reed
                                             Stewart B. Reed

The shareholders voted to affirm the appointment of Grant Thornton LLP as independent auditors for the Company for the fiscal year ending December 31, 1999.

                                  MESTEK, INC.

              SCHEDULE OF COMPUTATION OF EARNINGS PER COMMON SHARE


                                        Three Months Ended      Six Months Ended
                                             June 30,              June 30,
                                        1999       1998          1999      1998
                                       ------     ------        ------    ------
(Amounts in thousands, except earnings per common share)

Net Income for earnings per share      $3,605     $2,832        $7,124    $6,202
                                       ======     ======        ======    ======


Basic weighted average number of
common shares outstanding               8,873      8,925         8,877     8,926
                                       ======     ======        ======    ======

Basic earnings per common share         $ .41      $ .32         $ .80     $ .69
                                       ======     ======        ======    ======

Diluted weighted average number
of common shares outstanding            8,900      8,956         8,904     8,953
                                       ======     ======        ======    ======

Diluted earnings per common share       $ .41      $ .32         $ .80     $ .69
                                       ======     ======        ======    ======



                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              MESTEK, INC.
                              (Registrant)


Date: July 27, 1999          By: /S/ Stephen M. Shea
                              ----------------------------------------------
                             Stephen M. Shea, Senior Vice President -Finance and
                             CFO (Chief Financial Officer)