Form 10-Q
period 1999-09-30
MESTEK INC
filed 1999-11-08
CIK 65195

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarter ended: September 30, 1999


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



The number of shares of Common Stock outstanding as of November 5, 1999 was 8,829,403.

                                  MESTEK, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999


                                      INDEX


                                                                        Page No.
PART I - FINANCIAL INFORMATION

Condensed consolidated balance sheets at September 30, 1999
         and December 31, 1998                                            3-4

Condensedconsolidated  statements of income for the three months ended September 30, 1999 and 1998 and the nine months ended
         September 30, 1999 and 1998                                        5

Condensed consolidated statements of cash flows for the nine
         months ended September 30, 1999 and 1998                           6

Condensed consolidated statement of changes in shareholders' equity
         for the period from January 1, 1998 through September 30, 1999     7

Notes to the condensed consolidated financial statements                 8-13

Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         14


PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K                                  15

Statement of Computation of Per share Earnings                             15

SIGNATURE                                                                  15


In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

                         PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements


                                   MESTEK,INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                            Sept. 30,   Dec. 31,
                                                              1999        1998
                                                            ---------   --------
                                                          (Dollars in thousands)


ASSETS
Current Assets
   Cash and Cash Equivalents                                $ 2,027     $ 3,777
   Accounts Receivable - less allowances of
   $4,120 and $3,443 respectively                            64,101      55,443
   Unbilled Accounts Receivable                                 247         286
   Inventories                                               54,022      52,980
   Other Current Assets                                       5,959       5,103
                                                            --------   ---------

     Total Current Assets                                   126,356     117,589

Property and Equipment -net                                  68,869      55,841
Other Assets and Deferred Charges - net                      10,276       7,148
Excess of Cost over Net Assets of Acquired Companies         30,458      24,565
                                                            --------   ---------

     Total Assets                                           $235,959   $205,143
                                                           =========   =========







See the Notes to Condensed Consolidated Financial Statements.



Continued on next page

                                  MESTEK, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                                   (Unaudited)



                                                       Sept. 30,       Dec. 31,
                                                         1999            1998
                                                       ---------       ---------
                                                         (Dollars in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Current Portion of Long-Term Debt                    $38,749         $12,750
   Accounts Payable                                      18,019          20,126
   Accrued Compensation                                   3,832           6,187
   Accrued Commissions                                    2,968           3,985
   Progress Billings in Excess of Cost and
      Estimated Earnings                                  3,075           3,150
   Customer Deposits                                      4,016           5,746
   Other Accrued Liabilities                             18,607          16,230
                                                       ---------      ----------

       Total Current Liabilities                         89,266          68,174

Long-Term Debt                                              337             438
Other Liabilities                                             6             370
                                                       ---------      ----------

       Total Liabilities                                 89,609          68,982
                                                       ---------      ----------

Minority Interests                                        2,852           2,863
                                                       ---------      ----------

Shareholders' Equity
   Common Stock - no par, stated value $0.05
       per share, 9,610,135 shares                          479             479
   Paid in Capital                                       15,434          15,434
   Retained Earnings                                    136,456         125,263
   Treasury Shares, at cost, (765,732 and 719,830
        common shares, respectively)                     (7,778)         (6,790)
   Cumulative Translation Adjustment                     (1,093)         (1,088)
                                                       ---------      ----------

       Total Shareholders' Equity                       143,498         133,298
                                                       ---------      ----------


       Total Liabilities and Shareholders' Equity      $235,959        $205,143
                                                       =========       =========





See the Notes to Condensed Consolidated Financial Statements.

                                  MESTEK, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                          Three Months Ended  Nine Months Ended
                                               Sept. 30,          Sept. 30,

                                             1999     1998      1999     1998
                                           -------   -------   ------  --------
                                        (In thousands, except per share amounts)


Net Sales                                  $94,490   $87,792 $256,560  $233,206
Net Service Revenues                         4,156     4,221   13,645    12,144
                                            -------   ------- --------  --------
  Total Revenues                            98,646    92,013  270,205   245,350

Cost of Goods Sold                          69,368    62,981  186,162   168,454
Cost of Service Revenues                     2,500     2,600    8,100     7,527
                                            -------   -------  -------   -------
  Gross Profit                              26,778    26,432   75,943    69,369

Selling Expense                             11,619    11,692   34,466    31,831
General and Administrative Expense           5,004     5,000    13712    12,784
Engineering Expense                          3,057     2,199    8,191     6,542
                                             ------    ------  -------   -------
  Operating Profit                           7,098     7,541   19,574    18,212

Interest Expense                              (630)      (42)    (147)     (875)

Other Income (Expense) - net                   (18)      (73)    (173)     (362)
                                             ------    ------  -------   -------

Income Before Income Taxes                   6,450     7,039   17,925    16,975

Income Taxes                                 2,381     2,715    6,732     6,449
                                             -----     ------  -------   -------

Net Income                                  $4,069    $4,324  $11,193   $10,526
                                            =======   ======= ========  ========

Basic and Diluted Earnings per Common Share  $ .46    $ .48    $ 1.26    $ 1.18
                                              =====    =====    ======    ======

Basic Weighted Average Shares Outstanding    8,857    8,920     8,870     8,924
                                             ======   ======    ======    ======

Diluted Weighted Average Share Outstanding   8,888    8,947     8,899     8,951
                                             ======   ======    ======    ======



See the Notes to Condensed Consolidated Financial Statements.

                                  MESTEK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                         Nine Months Ended
                                                           September 30,
                                                      1999                 1998
                                                      ----                 ----
                                                        (Dollars in thousands)
Cash Flows from Operating Activities:

   Net Income                                         $11,193           $10,526
   Adjustments to Reconcile Net Income to Net Cash
       Provided by Operating Activities:
   Depreciation and Amortization                        7,800             5,903
   Provision for Losses on Accounts Receivable            414               649
   Change in Assets & Liabilities:
   Cash Flows (Used) by Changes In:
            Assets and Liabilities                    (12,131)           (4,715)
                                                      --------          --------

   Net Cash Provided by Operating Activities            7,276            12,363
                                                      --------          --------

Cash Flows from Investing Activities:
Capital Expenditures                                   (8,425)           (8,571)
Acquisition of Businesses (net of cash acquired)      (25,495)           (3,096)
                                                      --------          --------

Net Cash (Used in) Investing Activities               (33,920)          (11,667)
                                                      --------          --------

Cash Flows from Financing Activities:
   Net Borrowings Under Line of Credit Agreement       26,007            14,308
   Principal Payments Under Long Term Debt Obligations   (109)          (15,111)
   Repurchase of Common Stock                            (988)             (121)
   Increase in Minority Interests                         (11)              174
   Cumulative Translation Adjustments                      (5)              (75)
                                                      --------           -------

Net Cash Provided by (Used In) Financing Activities    24,894              (825)
                                                      --------          --------

Net (Decrease) in Cash and Cash Equivalents            (1,750)             (129)
Cash and Cash Equivalents - Beginning of Period         3,777             2,494
                                                      --------          --------

Cash and Cash Equivalents - End of Period              $2,027            $2,365
                                                      --------          --------

See the Notes to Condensed Consolidated Financial Statements.

                                  MESTEK, INC.
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

            For the period January 1, 1998 through September 30, 1999



                                     Additional                 Cumulative
                               Common Paid In  Retained Treasury Transl
                                Stock  Capital  Earnings  Shares  Adj.   Total


Balance - January 1, 1998       $479  $15,434  $109,199  ($6,109)($996)$118,007
Net Income                                       16,064                  16,064
Common Stock Repurchased                                    (681)          (681)
Cumulative Translation Adjustment                                  (92)     (92)
                                ----  -------  -------- --------- -----  ------
Balance - December 31, 1998     $479  $15,434  $125,263 ($6,790)($1,088)$133,298

Net Income                                       11,193                  11,193
Common Stock Repurchased                                   (988)           (988)
Cumulative Translation Adjustment                                   (5)      (5)
                                ====  =======  ========  ======== =====  ------

Balance - September 30, 1999    $479  $15,434  $136,456   (7,778)(1,093)$143,498
                                ====  =======  ========  ======== =====  ======







See the Notes to the Condensed Consolidated Financial Statements.

                                  MESTEK, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1 - Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of the company and its wholly owned subsidiaries. In the opinion of management, the financial statements include all material adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results of this interim period are not necessarily indicative of results for the entire year.

Inventories

Inventories are valued at the lower of cost or market. Cost of inventories is determined principally by the last-in, first-out (LIFO) method.

Income Taxes

Provisions for income tax in the amounts of $2,381,000 and $2,715,000 were recorded for the three months ended September 30, 1999 and 1998, respectively.

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

On April 26, 1999, an order was entered in the Bankruptcy Court for the Southern District of Ohio, whereby the Company's offer to acquire the operating assets of ACDC, Inc. (ACDC) of New Milford, Ohio, a manufacturer of industrial dampers for the power generation market, was approved. The Company closed this transaction on May 7, 1999 for $2,554,000.


Note 3 - Merger Agreement

On May 26, 1999 the Company entered into a definitive agreement, (The Agreement), to merge its wholly owned subsidiary, MCS, Inc. (MCS) into Simione Central Holdings, Inc. (Simione). Under the terms of the Agreement, for every share of outstanding Simione common stock, Simione will issue .85 shares of its common stock to the Company. As a result, the Company would own, based on the number of Simione common shares outstanding at the date of the Agreement, approximately 46% of Simione after the merger is completed. On August 12, 1999, Simione, with the Company's consent, acquired all of the outstanding common stock of CareCentric Solutions, Inc. for $200,000 and acquired all of the Preferred Stock of CareCentric Solutions, Inc. in return for 3.1 million newly issued shares of Simione Series A Preferred Stock, which may be converted on a one for one basis into Simione common shares upon consent of a majority of the Simione shareholders. The Simione management intends to seek such consent and conversion in June 2000. As a result the Company would expect to own, barring other changes in the capital structure of Simione, approximately 38% of Simione after the merger is completed. Under the terms of the Agreement MCS's ProfitWorks segment will be distributed to the Company prior to the merger.

On September 9, 1999, Mestek, Inc. ("Mestek") announced that it had entered into an amendment to the Plan and Agreement of Merger dated May 26, 1999 (the "Amendment") between Simione Central Holdings, Inc. ("SCHI"), Mestek, and its wholly-owned subsidiary, MCS, Inc. ("MCS"), whereby the shares of common stock of MCS shall be distributed to the Mestek common stock shareholders in a spin-off transaction (the Spinoff), and MCS shall then be merged with and into SCHI, (the Merger).

In connection with the Amendment, Mestek loaned to SCHI the sum of $3,000,000 on a short-term basis. Upon the closing of the above-mentioned merger, the $3,000,000 loan will be canceled, and Mestek shall contribute an additional $3,000,000 to the capital of SCHI in return for newly issued Series B Preferred Stock of SCHI. The Series B Preferred Stock issued to Mestek will have voting rights equivalent to 11.2 million shares of SCHI common stock. Mestek will also receive as part of it capital contribution to SCHI a warrant for the subsequent purchase of 2 million shares of SCHI common stock. The Amendment also provides upon consummation of the merger for the appointment to the SCHI Board of Directors of six individuals designated by Mestek, and the obligation of the Mestek Major Shareholders (as defined in the Amendment) to vote for the nominees to the SCHI Board of Directors for eighteen months after the effective date of the merger.

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

Under the terms of the Agreement, if either party terminates the Agreement in favor of an alternative acquisition proposal the terminating party shall be obligated to pay the other party up to $1,700,000 in termination fees. The Agreement is subject to regulatory and shareholder approvals and is expected by the parties to close prior to the end of January, 2000.


Note 4 - Property and Equipment

                                 September 30,               Dec. 31,
                                    1999                       1998
                                ----------                  ---------

Land                         $    2,853,000           $    2,395,000
Building                         26,695,000               21,887,000
Leasehold Improvements            4,387,000                4,474,000
Equipment                        93,484,000               78,820,000
                              -------------            -------------
                                127,419,000              107,576,000
Accumulated Depreciation        (58,550,000)             (51,735,000)
                              -------------              ------------

                               $ 68,869,000            $  55,841,000
                               ============             =============

Note 5 - Long-Term Debt

                               September 30,                   Dec. 31,
                                   1999                          1998
                              -------------                  -----------

Revolving Loan Agreement       $ 31,628,000                  $ 12,619,000
Other Bonds and Notes Payable     7,458,000                       569,000
                              --------------               ---------------

                                39,086,000                    13,188,000
Less Current Maturities        (38,749,000)                  (12,750,000)
                                ------------                  ------------

                               $   337,000                   $   438,000
                               ===========                   ===========


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

Note Payable - The Company has a Demand Loan facility with a second commercial bank under which the Company can borrow up to $10,000,000 on a LIBOR basis. The facility expires on April 1, 2000. Borrowings under the facility were $7,000,000 at September 30, 1999.


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

The Company's HVAC segment manufactures and sells a wide variety of residential, commercial and industrial heating, cooling, and air distribution products to independent wholesales supply warehouses, to mechanical, sheet metal and other contractors, and in some cases to other HVAC manufacturers under original equipment manufacture (OEM) contracts. The products include finned tube and baseboard radiation equipment gas fired heating and ventilating equipment, air damper equipment and related air distribution products and commercial and residential boilers. The products are marketed under a number of franchise names including Sterling, Beacon Morris, Smith, Hydrotherm, RBI, Vulcan, Applied Air, Wing, AWV, ABI, Arrow, Anemostat, Koldwave, and SpacePak. Assets acquired in the Anemostat and ACDC acquisitions on March 26, 1999, and May 7, 1999 respectively, as more fully described in Note 2, have been added to the Company's HVAC segment.

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

The Company's Computer Software segment operates under the name MCS, Inc. (MCS) develops and sells software used principally in the medical information systems marketplace. MCS's products include software used to manage the day-to-day operations of home medical equipment dealers and home health agencies.

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

Nine Months ended
September 30, 1999:

                                            Metal   Metal   Computer
                                     HVAC Products Forming  Software     Totals

Revenues from External Customers  $ 68,678  16,028   9,784   4,156     98,646

Segment Operating Profit             5,098   1,418     403     180      7,099




Nine Months ended
September 30, 1998:

                                             Metal   Metal  Computer
                                      HVAC Products Forming  Software     Totals

Revenues from External Customers  $ 66,035  10,862  10,895     4,221     92,013
Segment Operating Profit             5,395   1,034     619       492      7,540


Note 7 - Earnings Per Common Share

Basic  earnings per share were  computed  using the weighted  average  number of
common  shares  outstanding.   Common  stock  options  were  considered  in  the
computation of diluted earnings.


Note 8 - Common Stock Buyback Program

During the second quarter of 1999, the Company acquired 28,702 shares of common stock in the open market. These shares have been accounted for as treasury shares.


Note 9 - Stock Option Plans

On March 20, 1996 the Company adopted a stock option plan, the Mestek, Inc. 1996 Stock Option Plan, (the Plan), which provides for the granting of incentive and non-qualified stock options of up to 500,000 shares of stock to certain employees of the Company and other persons, including directors, for the purchase of the Company's common stock at fair market value at the date of grant. The Plan was approved by the Company's shareholders on May 22, 1996. Options granted under the plan vest over a five-year period and expire at the end of ten years. During the first quarter of 1999, options to purchase 85,000 shares of common stock were granted, (65,000 on January 4, 1999 and 20,000 on March 29, 1999) at an exercise price of $20.00, to seven employees. All options granted under the Plan total 175,000 shares, all of which are outstanding at September 30, 1999.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation

Total Revenues in the Company's HVAC segment, as illustrated in Note 6 to the Condensed Consolidated Financial Statements, during the third quarter of 1999 were increased relative to the third quarter of 1998, by 4%, reflecting principally the effect of the acquisition of Anemostat on March 26, 1999. Comparative results for the HVAC segment were negatively impacted by substandard results from certain of the Company's air distribution product lines as well as by Hurricane Floyd which disrupted operations temporarily at the Company's Farmville, North Carolina facility in September. Operating income for this segment as a result decreased from $5,395,000 in the third quarter of 1998 to $5,098,000 in the third quarter of 1999.

Total Revenues in the Company's Metal Products segment, as illustrated in Note 6 to the Condensed Consolidated Financial Statements, were up 47.6% during the third quarter of 1999, principally as a result of the addition of Boyertown Foundry Company which was acquired on November 2, 1998. In addition, this segment's Omega Flex division continued to expand sales of it Trac-Pipe(TM) flexible gas piping product. This segment's National Northeast unit experienced reduced revenues and operating profits during the quarter, however, due to problems related to the relocation of its 1,800 ton extrusion press from Lawrence, Massachusetts, to Pelham, New Hampshire, as well as an equipment failure at its Winter Haven, Florida facility. Operating income for this segment, however, result increased from $1,034,000 in the third quarter of 1998 to $1,418,000 in the third quarter of 1999.

Total Revenues in the Company's Metal Forming segment, as illustrated in Note 6 to the Condensed Consolidated Financial Statement were down 10.1% reflecting the effect of an industry-wide slow-down in incoming orders for Metal Forming Equipment experienced primarily in the 3rd and 4th quarters of 1998. Operating income was accordingly reduced from $619,000 in the third quarter of 1998 to $403,000 in the third quarter of 1999.

The Company's Computer Software segment reported slightly reduced revenues and operating income owing in part to increased spending on product support and development initiatives. The medical information software products and services of this segment are the subject of the merger agreement set forth in Note 3 to these Condensed Consolidated Financial Statements on page 9.

For the Company as a whole, Sales, General and Administrative, and Engineering costs, taken together as a percentage of Total Revenues, were slightly decreased from 20.53% to 19.95%, reflecting the overall effect of growth.

Operating income for the third quarter of 1999 for the Company as a whole decreased by $443,000 or 5.9% reflecting the net effect of the factors mentioned above.

The Company's total debt (long-term debt plus current portion of long-term debt) decreased by 2.9% or 1.1 million during the quarter ended September 30, 1999 reflecting principally the effect of positive cash flow from operations. Management regards the Company's current capital structure and banking relationships as fully adequate to meet foreseeable future needs. The Company has not paid dividends on its common stock since 1979.

                                            PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

     (a) Statement of Computation of Per Share Earnings...Page 11.

     (b) Registrant did file a Form 8-K during the quarter for which this report is filed.


                                  MESTEK, INC.
              SCHEDULE OF COMPUTATION OF EARNINGS PER COMMON SHARE


                                       Three Months Ended    Nine Months Ended
                                           September 30,       September 30,
                                           -------------      -------------
                                       1999         1998     1999         1998
                                       ----         ----     ----         ----
            (Amounts in thousands, except earnings per common shares)


Net income for earnings per share      $4,069      $4,324   $11,193    $10,526
                                       ======      ======   =======    =======
Basic weighted average
     number of common share             8,857       8,920     8,870     8,924
                                      =======     =======   =======   =======

Basic earnings per common share      $    .46    $    .48   $  1.26   $  1.18
                                     ========    ========   =======   =======

Diluted weighted average number of
     common share outstanding           8,888       8,947     8,899     8,951
                                      =======     =======  ======== =========
Diluted earnings per common share    $    .46    $    .48   $  1.26  $   1.18
                                     ========    ========  ========  ========


                                                     SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     MESTEK, INC.
                                                     (Registrant)

Date: November 5, 1999

                                           /S/ Stephen M. Shea
                                               Stephen M. Shea
                                               Senior Vice President - Finance
                                               (Chief Financial Officer)
                                                       15