Form 10-K
period 1999-12-31
MESTEK INC
filed 2000-03-27
CIK 65195

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-K

                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

For the fiscal year ended                          Commission file number: 1-448
December 31, 1999

                                  MESTEK, INC.

             (Exact name of registrant as specified in its charter)

Pennsylvania                                                          25-0661650
------------                                                          ----------
(State or other jurisdiction of                                (I. R. S Employer
incorporation or organization)                               Identification No.)

                              260 North Elm Street

                         Westfield, Massachusetts 01085

                    (Address of principal executive offices)

Registrant's telephone number, including area code: 413-568-9571

Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
Title of each class                                          on which registered
-------------------                                          -------------------
Common Stock, no par value                               New York Stock Exchange


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

       YES       X                                                      NO__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of voting common shares held by non-affiliates of the registrant as of March 7, 1999, based upon the closing price for the registrant's common stock as reported in The Wall Street Journal as of such date was $47,454,674.

The number of shares of the registrant's common stock issued and outstanding as of March 7, 2000 was 8,743,103.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement relating to the annual meeting of shareholders of the registrant to be held on May 12, 2000 are incorporated by reference into
Part III hereof and the exhibits to filings referenced on Pages 44 through 47 of
Part IV hereof are incorporated by reference into Part IV hereof.

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

         On March 26, 1999, the Company acquired substantially all of the operating assets of the Anemostat Products and Anemostat-West Divisions of
Dynamics Corporation of America, (collectively, Anemostat), a wholly-owned subsidiary of CTS Corporation. Anemostat manufactures commercial air distribution products (grilles, registers, diffusers and VAV boxes); security air distribution products; and door and vision frame products for the HVAC and commercial building industries at locations in Scranton, Pennsylvania, (Anemostat Products) and Carson, California, (Anemostat-West). The Anemostat products are complementary to the Company's existing louver and damper businesses. The purchase price paid for the assets acquired was approximately $25,360,000, including assumed liabilities of approximately $3,577,000. The Company accounted for this acquisition under the purchase method of accounting and, accordingly, recorded Goodwill of approximately $6,800,000.

         On April 26, 1999, an order was entered in the Bankruptcy Court for the Southern District of Ohio, whereby the Company's offer to acquire certain of the operating assets of ACDC, Inc. (ACDC) of New Milford, Ohio, a manufacturer of industrial dampers for the power generation market, was approved. The Company closed this transaction on May 7, 1999 for $2,554,000.

         On March 7, 2000, the Company completed the Spin-off and subsequent merger of its wholly owned subsidiary, MCS, Inc. with and into Simione Central Holdings, Inc., as more fully explained in note 2 to the consolidated financial statements.

         On March 14, 2000, the Company and MetCoil Systems Corporation, (MetCoil) announced that they have entered into a definitive merger agreement under which MetCoil will be merged into a wholly owned subsidiary of the Company for approximately $32 million.

         The merger is subject to approval by MetCoil's stockholders and review under the Hart-Scott-Rodino Act. All other conditions will be further described in a proxy statement to be mailed to MetCoil's stockholders. The Board of Directors of MetCoil has unanimously recommended that stockholders approve the merger.

         MetCoil manufactures advanced sheet metal forming equipment, fabricating equipment, and computer-controlled fabrication systems for the global market. The Company employs approximately 270 people, principally in its Cedar Rapids, Iowa, and Lisle, Illinois, manufacturing facilities, and had revenues for the fiscal year ended May 31, 1999 of $45.8 million. MetCoil's products are complementary with those of the Company's Metal Forming Segment.

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

         The  Company's   former  Metal  Products  Segment  was  subdivided  for
reporting purposes after 1997 into the Metal Forming Segment and the Metal Products Segment.

         The Company divested its Computer Systems segment on March 7, 2000 as explained above.

         The Company and its subsidiaries together employed approximately 3,050 persons as of December 31, 1999.

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

         The Reed Division sells its many types of fire, smoke, and air control louvers and dampers, which are devices designed to facilitate the ventilation of buildings or to control or seal off the movement of air through building duct work in the event of fire or smoke, under the names "Air Balance", "Phillips Aire", "Anemostat", "ACDC", "Pacific Air Balance", "American Warming and Ventilating", and "Arrow". These products are manufactured at the Company's plants in Wrens, Georgia; Los Angeles, California; Bradner, Ohio; Waldron, Michigan; Springfield, Ohio, and Wyalusing, Pennsylvania. The Reed Division also manufactures industrial and power plant dampers in Los Angeles, California under the name "Pacific Air Products".

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

         The Reed Division sells gas-fired and hydronic heating and ventilating products, boilers and other HVAC equipment in Canada and also sells its products in other foreign markets from time to time. Total export sales did not exceed ten percent of total revenues, nor did foreign assets exceed ten percent of total assets, in any of the most recent five years ending December 31, 1999.

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

         Expenditures for research and development for the HVAC segment in 1999, 1998, and 1997 were$1,735,000, $1,415,000, and $941,000 respectively. Product development efforts are necessary and ongoing in all product markets.

         The Company believes that compliance with environmental laws will not have a financially material effect on its operations in 2000.

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

         MCS's products were developed in what are today regarded as "legacy" environments. Nevertheless, by the continual application and utilization of tools developed by others, MCS has been able to sustain and improve the utility of its products and offer such products on a variety of hardware and operating systems platforms, including Windows NT. Developments undertaken during 1999 include a graphical user interface (GUI) for applicable modules and open database compliant (ODBC) features. At the same time, the Company continues to look at developing or acquiring new products based upon third generation tools and modern software languages. The Company is also studying the use of such tools, as well as Web-based tools, to accomplish the migration of its current offerings to modern operating systems environments.

         New enhancements to its software products are continually being developed by MCS. Notable developments in 1999 were (1) the introduction of a "point-of-care" enhancement to MCS's Home Health Care software and (2) the introduction of an enhanced inventory system for MestaMed. During 1999, 1998, and 1997 MCS spent approximately $2,532,000, $1,992,000, and $1,575,000 respectively, for software development. These costs related primarily to customer-sponsored development and improvements to existing products.

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

         The markets for business applications software and systems development are intensely competitive and subject to rapid technological change. For this reason MCS faces risks and enjoys opportunities, which are somewhat more pronounced than in the Company's other operating segments. MCS has many competitors in the markets in which it operates both on a regional and national basis. Foreign sales are not significant. On December 31, 1999, MCS's backlog was approximately $187,803.

         MCS's inventory consists primarily of computer hardware and related equipment, which is sold together with applications software as a turnkey solution. MCS attempts to maintain a sixty-day supply so that delivery of completed systems can be made on a timely basis.

METAL FORMING

         The Company's Metal Forming Segment designs, manufactures and sells a variety of metal handling and metal forming products under names such as Cooper-Weymouth-Peterson, Dahlstrom, Hill Engineering, CoilMate-Dickerman, and Rowe (collectively Formtek). The products are sold through independent dealers in most cases to end-users and in some cases to other original equipment manufacturers. The products include roll formers, roll forming systems, wing benders, presses, servo-feeds, straighteners, cradles, reels, cut-to-length lines, specialty dies, tube cut-off systems, hydraulic punching blanking and cutoff systems, rotary punching, and flying cut-off saws.

         In 1997, this Segment added two additional units: Hill Engineering, Inc. a leading producer of precision tools and dies for the gasket manufacturing and roll forming industries, and CoilMate, Inc., a leading producer of pallet decoiling equipment for the metal stamping and roll forming industries. The CoilMate product has been combined with a former CWP Division, Dickerman, and this "low-end" line is now marketed as CoilMate-Dickerman.

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

         The Metal Forming Segment sells equipment in Canada and other foreign markets. Total export sales did not exceed ten percent (10%) of the total revenues nor did foreign assets exceed ten percent (10%) of total assets in any of the most recent five years ending December 31,1999.

         The backlog relating to this segment at December 31, 1999 was approximately $9,257,335.

         Expenditures for research and development for this segment in 1999, 1998, and 1997 were $610,000, $465,000, and $298,000, respectively.

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

         The Metals Products Segment sells products in Canada and in other foreign markets. Total export sales, however, did not exceed ten percent of total revenues, nor did foreign assets exceed ten percent of total assets in any of the most recent five years ending December 31, 1999.

         The backlog relating to this segment at December 31, 1999 was approximately $15,451,414.

         Expenditures for research and development for this segment, independent of research and development related to specific customer requests, in 1999, 1998, and 1997 were $594,000, $256,000, and $389,000, respectively.

SEGMENT INFORMATION

         Selected financial information regarding the operations of each of the above segments, consistent with statement of Financial Accounting Standard No. 131 and Section 101 (d) of Regulation 5-K, is presented in Note 12 to the Consolidated Financial Statements.

Item 2 - PROPERTIES

         The HVAC segment of the Company manufactures equipment at plants that the Company owns in Waldron, Michigan; Bradner, Ohio; Wyalusing, Pennsylvania; Dundalk, Maryland, Springfield, Ohio; Wrens, Georgia, and Dallas, Texas. It operates plants that it leases from entities owned directly or indirectly by certain officers and directors of the Company in Westfield, Massachusetts; Farmville, North Carolina; South Windsor, Connecticut and Los Angeles, California. The Reed Division leases manufacturing space from unrelated parties in Mississauga, Ontario, Canada; Carson, California; New Milford, Ohio; as well as a regional distribution facility in Mississauga, Ontario, Canada.

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

Item 4 - SUBMISSION OF MATTER TO A VOTE OF THE SECURITY HOLDERS

No matters were submitted to the security holders of the Company for a vote during the fourth quarter of 1999.

                                     PART II

Item 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is listed on the New York Stock Exchange, under the symbol MCC. The number of shareholders of record as of March 15, 2000 based on inquiries of the registrant's transfer agent was 1,288. For this purpose, shareholders whose shares are held by brokers on behalf of such shareholders (shares held in "street name") are not separately counted. The price range of the Company's common stock between January 1, 2000 and March 15, 2000 was between $20 1/4 and $16, and the closing price on March 15, 2000 was $16.

         The quarterly price ranges of the Company's common stock during 1999 and 1998 as reported in the consolidated transaction reporting system were as follows:

                                           PRICE RANGE
                             1999                             1998
                             ----                             ----

First Quarter        $20 15/16      $18 3/4            $22 3/8          $18 1/4
Second Quarter       $22 3/8        $18 3/8            $22 3/4          $18 9/16
Third Quarter        $22 7/8        $19 3/4            $22 5/8          $18
Fourth Quarter       $20 1/4        $18 1/4            $20 3/4          $17 1/2

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

SUMMARY OF FINANCIAL POSITION as of December 31, (1) (dollars in thousands except per share data)

                              1999        1998       1997       1996        1995
                              ----        ----       ----       ----        ----

Total Assets              $242,253    $205,143   $191,117   $170,010   $141,431
Working capital             63,732      49,415     42,056     59,274      41,626
Long-term debt, including
  current portion           34,791      13,188     19,329     15,362       3,031
Shareholders' equity       148,617     133,298    118,007    103,718      91,046
Shareholders' equity
per common share (1)       $16.96      $14.99     $13.22     $11.61       $10.14
                          ========    =========   =======    =======    ========


SUMMARY OF OPERATIONS - for the year ended December 31, (2) (dollars in thousands except per share data)

                               1999       1998      1997       1996       1995
                               ----       ----      ----       ----       ----

Total revenue                $375,270   $338,344  $327,778   $299,527   $245,865
Net income                     17,917     16,064    14,405     13,329     10,906
Earnings per common share:
Net Income

  Basic                         $2.02      $1.80     $1.61      $1.49      $1.21
  Diluted                       $2.02      $1.80     $1.61      $1.49      $1.21

1) Equity per common share amounts are computed using the common shares and common share equivalents outstanding as of December 31, 1999, 1998, 1997, 1996, and 1995.

(2) Includes the results of acquired companies or asset acquisitions from the date of such acquisition, as follows:

       * Anemostat Corporation from March 26, 1999 * ACDC, Inc. from May 7, 1999
       * Boyertown  Foundry  Company  from  November  2, 1998
       * Ruscio  Brothers Industries, (RBI), from April 29, 1998
       * CoilMate, Inc., from November 3, 1997
       * Hill Engineering, Inc., from January 31, 1997
       * Dahlstrom Industries, Inc. from August 30, 1996.
       * Rowe Machinery & Automation, Inc., from February 5, 1996.
       * Omega Flex, Inc., from February 2, 1996.
       * National Northeast Corporation and National Southeast Corporation from October 30, 1995.
       * Heat Exchangers, Inc., from November 15, 1995.
       * Aztec Sensible Cooling, Inc., from November 1, 1994.

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

                      RETURN ON AVERAGE NET ASSETS EMPLOYED

                                1999, 1998, 1997

         The Company's Return on Average Net Assets Employed, defined as operating profits before bonuses, over Average Net Assets Employed (Total Assets less Current Liabilities other than Current Portion of Long-Term Debt and Revolving Credit Agreement, averaged over 12 months) for the years 1999, 1998, and 1997 was as follows:

                                              1999         1998         1997
                                              ----         ----         ----

Operating Profits (as defined)             $36,295,000  $31,497,000  $30,525,000
Average Net Assets Employed (as defined)  $175,070,000 $147,170,000 $130,419,000
                                          ------------ ------------  -----------
Return on Average Net Assets Employed         20.7%        21.4%         23.4%
                                          ============ ============  ===========


         The 1999 return on Average Net Assets Employed decreased slightly from 1998 due principally to reduced operating incomes from the Company's Computer Software and Metal Forming Segments and a substandard return on the HVAC segment's investment in Anemostat, as more fully explained below.

                             ANALYSIS: 1999 VS. 1998

         The Company's core HVAC Segment reported comparative results for 1999 and 1998 as follows:

                              1999        1999                1998        1998
                             ($000)         %                ($000)         %
                             ------       ----               ------       ----

         Net Sales          $254,452     100.00%            $229,704     100.00%
         Gross Profit         73,604      28.93%              65,485      28.51%
         Operating Income     20,700       8.14%              15,668       6.82%

         Improved performances from many of the HVAC segment's hydronic and industrial products offset sub par performances from certain air distribution products as well as depressed results from the Company's recently acquired Anemostat business. Significant one-time expenses were incurred in 1999 as part of a long-term plan to strengthen and improve the Anemostat franchise, principally in the product development and market development areas. These costs will continue in year 2000 and may result in substandard returns on the Company's investment in Anemostat for some time.

         The Company's Computer Systems Segment (MCS, Inc.) reported increased sales, relatively flat margins, and significantly reduced operating profits in 1999 as indicated in the following table:

                              1999        1999                 1998       1998
                              ----        ----                 ----       ----
                             ($000)         %                 ($000)        %
                             ------       ----                ------      ----

         Net Sales           $18,087     100.00%             $16,630     100.00%
         Gross Profit          7,073      39.11%               6,578      39.56%
         Operating Income        937       5.18%               2,335      14.04%

         Sales of MCS' core MestaMed product increased significantly in 1999, accounting for most of MCS' revenue growth. Significant product development and product support related costs were also incurred during this period resulting in decreased operating income for MCS despite the growth in revenues. MCS is pursuing a number of product development initiatives designed to assist with the migration of its core products to more modern operating system environments. MCS' products were developed in what are today regarded as "legacy" environments. Nevertheless, by the continual application and utilization of tools developed by others, MCS has been able to sustain and improve the utility of its products and offer such products on a variety of hardware, and operating systems platforms, including Windows NT. MCS is also undertaking a redesign of its product support infrastructure with a view to improving the quality and timeliness of the support function.

         The Company's Metal Products Segment includes National Northeast Corporation, (National), an 89.5% owned aluminum extruder and heat sink fabricator acquired in 1995, Omega Flex, Inc. (Omega), an industrial metal hose fabricator acquired in 1996, and Boyertown Foundry Company, (BFC), a ninety-three and six tenths percent (93.6%) owned subsidiary which acquired the foundry and machining operations of Eafco, Inc. on November 2, 1998. Prior to that date, the Company's forty-six and eight tenths percent (46.8%) investment in Eafco was accounted for on the equity method and was not included in this segment. Results of operations for BFC for the period November 2, 1998 through December 31, 1998, exclusive of intersegment sales, are included in the this segment's 1998 results. BFC produces cast iron products and related machining services for the Company's HVAC Segment and various third parties.

Comparative results for 1999 and 1998 were as follows:

                              1999         1999               1998        1998
                              ----         ----               ----        ----
                             ($000)          %               ($000)         %
                             ------        ----              ------       ----

         Net Sales           $65,614     100.00%             $50,745     100.00%
         Gross Profit         18,554      28.28%              14,222      28.03%
         Operating Income      7,870      11.99%               5,194      10.24%

         The growth in operating profits in 1999 is traceable to significantly improved results from both BFC and Omega. Sales of Omega's patented TracPipe(R) flexible gas piping product continued to grow at a very rapid pace in 1999. TracPipe(R) is a corrugated stainless steel tubing developed especially for use in the piping and installation of gas appliances. National experienced a sub par year in 1999 as it completed its relocation from Lawrence, Massachusetts to Pelham, New Hampshire and installed a new 3,000 ton extrusion press in Pelham. Significant disruptions and one-time costs associated with the relocation and new press installation impacted operating profits in 1999.

         The Company's Metal Forming Segment includes Cooper-Weymouth, Peterson,
(CWP), Rowe Machinery and Automation Inc., (Rowe), a leading manufacturer of press-feeding and cut-to-length equipment, acquired in 1996, Dahlstrom Industries, (Dahlstrom), a leading manufacturer of roll forming equipment, acquired in 1996, Hill Engineering, (Hill), a leading producer of tools and dies for the gasket manufacturing and roll forming industries acquired on January 31, 1997, and CoilMate, Inc., (CoilMate), a leading producer of pallet decoiling equipment for the metal stamping and roll forming industries acquired on November 3, 1997. Comparative results for 1999 and 1998 were as follows:

                               1999        1999               1998          1998
                               ----        ----               ----          ----
                              ($000)         %               ($000)          %
                              ------       ----              ------         ----

         Net Sales           $37,116     100.00%            $41,265      100.00%
         Gross Profit         10,141      27.32%             12,212       29.59%
         Operating Income      1,748       4.71%              4,170       10.11%

         The Metal Forming Segment was effected in 1999 by an industry-wide slowdown in orders for new equipment which reduced revenues significantly. Margins also suffered for related reasons and results overall were impacted accordingly.

         As a whole the Company reported comparative results as follows:

                              1999       1999              1998            1998
                              ----       ----              ----            ----
                             ($000)        %              ($000)             %
                             ------      ----             ------           ----

         Net Sales          $375,270     100.00%          $338,334       100.00%
         Gross Profit        109,372      29.14%            98,136        29.01%
         Operating Income     31,255       8.33%            27,367         8.09%

         Gross Profit and Operating Income margins increased primarily due to positive results from the Company's HVAC and Metal Products Segments.

         Sales Expense for the Company as a whole, as a percentage of total revenues, decreased slightly, from twelve and seventy hundredths percent 12.70% to twelve and fifty-nine hundredths 12.59%, owing to in the Company's growth in 1999. General and Administrative Expenses, as a percentage of revenues, decreased from five and sixty-two hundredths percent (5.62%) to five and three tenths percent (5.3%)for the same reason. Engineering Expense, as a percentage of total revenues, increased slightly from two and sixty hundredths percent (2.60%) to two and ninety-three hundredths percent (2.93%), owing to significant new product development costs incurred by the Company's Computer Software Segment.

         Interest   Expense   increased   substantially   in  1999,   reflecting
principally the effect of the Anemostat acquisition and other capital spending.

         Income  Tax  Expense  for  1999,  as a  percentage  of  pretax  income,
increased  slightly  from  thirty-seven  and  thirty-seven   hundredths  percent
(37.37%) to thirty-seven and fifty-nine hundredths percent (37.59%).

                             ANALYSIS: 1998 VS. 1997

         The Company's core HVAC Segment reported comparative results for 1998 and 1997 as follows:

                                1998        1998              1997         1997
                                ----        ----              ----         ----
                               ($000)         %              ($000)          %
                               ------       ----             ------        ----

         Net Sales            $229,704     100.00%          $229,423     100.00%
         Gross Profit           65,485      28.51%            66,178      28.85%
         Operating Income       15,668       6.82%            17,846       7.78%

         The Company's decision in 1998 to close its Temprite Manufacturing location in Orangeville, Ontario, Canada, together with the effect of certain transitional costs associated with the Company's recent HVAC acquisitions and certain other product re-alignment costs, combined to produce flat HVAC revenues in 1998 and reduced operating profits.

         The Company's Computer Systems Segment (MCS, Inc.) reported reduced sales, margins and operating profits in 1998 as indicated in the following table:

                                1998        1998              1997         1997
                                ----        ----              ----         ----
                               ($000)         %              ($000)         %
                               ------       ----             ------        ----

         Net Sales            $16,630      100.00%          $17,029      100.00%
         Gross Profit           6,578       39.56%            7,238       42.50%
         Operating Income       2,335       14.04%            3,289       19.31%

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

         The Company's Metal Products Segment includes National Northeast Corporation, (National), an eighty-nine and five tenths percent (89.5%) aluminum extruder and heat sink fabricator acquired in 1995, Omega Flex, Inc. (Omega), an industrial metal hose fabricator acquired in 1996, and Boyertown Foundry Company, (BFC), a ninety-three and six tenths percent (93.6%) owned subsidiary which acquired the foundry and machining operations of Eafco, Inc. on November 2, 1998. Prior to that date, the Company's forty-six and eight tenths percent (46.8%) investment in Eafco was accounted for on the equity method and was not included in this segment. Results of operations for BFC for the period November 2, 1998 through December 31, 1998, exclusive of intersegment sales, are included in the this segments' 1998 results. BFC produces cast iron products and related machining services for the Company's HVAC Segment and various third parties.

Comparative results for 1998 and 1997 were as follows:

                                1998       1998                1997        1997
                                ----       ----                ----        ----
                               ($000)        %                ($000)         %
                               ------      ----               ------       ----

         Net Sales            $50,745     100.00%            $42,797     100.00%
         Gross Profit          14,222      28.03%             10,407      24.32%
         Operating Income       5,194      10.24%              2,723       6.36%

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

                               1998        1998               1997        1997
                               ----        ----               ----        ----
                              ($000)         %               ($000)         %
                              ------       ----              ------       ----

         Net Sales            $41,265     100.00%            $38,529     100.00%
         Gross Profit          12,212      29.59%             10,626      27.58%
         Operating Income       4,170      10.11%              1,537       3.99%

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

         As a whole the Company reported comparative results as follows:

                                 1998       1998             1997         1997
                                 ----       ----             ----         ----
                                ($000)       %              ($000)         %
                                ------      ----            ------        ----
         Net Sales            $338,334     100.00%          $327,778     100.00%
         Gross Profit           98,136      29.01%            94,449      28.81%
         Operating Income       27,367       8.09%            25,395       7.75%

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

         Income Tax Expense for 1998, as a percentage of pretax income, was reduced slightly from thirty-eight and sixteen hundredths percent (38.16%) to thirty-seven and thirty-seven hundredths percent (37.37%).

                    ANALYSIS: LIQUIDITY AND CAPITAL STRUCTURE

         Working capital increased in 1999, from $49,415,000 at December 31, 1998 to $63,732,000 at December 31, 1999, reflecting primarily the acquisition of Anemostat as more fully described in Note 2 to the consolidated financial statements.

         The Company's funded debt to equity ratio (including minority interests in funded debt) increased from twelve and four hundredths percent (12.04%) at December 31, 1998 to twenty-five and thirty-seven hundredths percent 25.37% at December 31, 1999 for the same reason.

         The principal changes to the Company's Net Assets Employed during 1999 were as follows:

Net Assets Employed 12/31/98                                       $149,927
Acquisition of Anemostat Products                                    21,783
National Northeast plant expansion
         and related capital spending                                11,209
All other                                                             5,510
                                                                   --------
    Net Assets Employed 12/31/99                                  $ 188,429
                                                                  =========

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

         The Company's Year 2000 problems have been nominal to date and the Company expects no material adverse effect from such problems in the future.

Costs incurred relative to Year 2000 solutions:

         The Company estimates that its total cost of addressing the Year 2000 issue, (excluding costs incurred by MCS relative to its software products), including software licenses, modifications, training and implementation was approximately $2,500,000 over the 4-year period ended December 31, 1999. Of this total, the Company incurred approximately $1,100,000 in 1999.

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

         In High Point, North Carolina, the Company has been named as a PRP with regard to the clean up of groundwater contamination allegedly due to dumping at a landfill. The Company's activity at the site represented less than one percent (1%) of all activity at the site. State authorities continue to investigate the extent of and remediation methods for groundwater contamination at or near the site, and the Company joined a joint defense group to help define and limit its liabilities whereby it may be required to contribute additional non-material sums as part of the remediation of groundwater contamination. The Company (along with many other corporations) is involved in PRP actions for the remediation of a site in Southington, Connecticut, as a result of the EPA's preliminary assignment of derivative responsibility for the presence of hazardous materials attributable to two other corporations from whom the Company purchased assets after the hazardous materials had been disposed of at the Southington site. The Company is currently participating as part of a joint defense group in discussions with the EPA for a "de minimis settlement" at the Southington, Connecticut site. The obligations of the Company in this matter are not expected to be material to the Company's financial position or the results of operations. The Company has also received a request for information from the EPA addressed to a predecessor of the Company regarding the generation, storage, transportation and possible release of hazardous substances at a superfund site in Coraopolis, Pennsylvania, and the Company has complied with such request. The Company continues to investigate all of these matters, but expects that they will not be material to the Company's financial position or results of operations.

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

         The Company has also received notice from the owner of a formerly leased property of a release of hazardous materials into the ground around and under the Company's former manufacturing facility. The owner, which is also a former operator of the facility, has undertaken to remove the hazardous materials. Although the Company's anticipates that it may be subject to a claim for contribution with respect tot he removal of hazardous substances, it expects that any contribution will not be material to the Company's financial position or result of operations.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                    The Board of Directors and Shareholders'

                                  Mestek, Inc.

         We have audited the accompanying consolidated balance sheets of Mestek, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mestek, Inc. and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three year period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

         We have also audited Schedule II of Mestek, Inc. and subsidiaries as of December 31, 1999 and for each of the years in the three-year period ended December 31, 1999. In our opinion, the schedule presents fairly, in all material respects, the information required to be set forth therein.

Boston, Massachusetts
March 3, 2000

(except for Note 17 as to which the date is March 14, 2000)

                                  MESTEK, INC.

                           CONSOLIDATED BALANCE SHEETS

                               As of December 31,

                                           1999                      1998
                                           ----                      ----
                                               (Dollars in thousands)

ASSETS

Current Assets

  Cash and Cash Equivalents                              $4,468           $3,777
  Accounts Receivable - less allowances of
    $3,627and $3,443                                     66,605           55,443
  Unbilled Accounts Receivable                              447              286
  Inventories                                            54,688           52,980
  Deferred Tax Benefit                                    1,551            1,483
  Other Current Assets                                    4,264            3,620
                                                        -------          -------

  Total Current Assets                                  132,023          117,589

Property and Equipment - net                             69,067           55,841
Notes Receivable                                          3,850              -
Other Assets and Deferred Charges  - net                  7,146            7,148
Excess of Cost over Net Assets of Acquired Companies     30,167           24,565
                                                        -------          -------

Total Assets                                           $242,253         $205,143
                                                       ========         ========












See Accompanying Notes to Consolidated Financial Statements

                                  MESTEK, INC.

                               As of December 31,

                                                              1999        1998
                                                              ----        ----
                                                         (Dollars in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Revolving Credit Agreement                                $14,358    $12,619
   Current Portion of Long-Term Debt                             109        131
   Accounts Payable                                           18,335     20,126
   Accrued Salaries and Bonuses                                6,778      6,187
   Accrued Commissions                                         3,314      3,985
   Progress Billings in Excess of Cost
     and Estimated Earnings                                    3,257      3,150
   Customer Deposits                                           5,409      5,746
   Other Accrued Liabilities                                  16,731     16,230
                                                            ---------  ---------

Total Current Liabilities                                     68,291     68,174

Deferred Tax Liability                                         2,052        361
Long-Term Debt                                                20,324        438
Other Liabilities                                                 52          9
                                                            ---------  ---------

Total Liabilities                                             90,719     68,982
                                                            ---------  ---------

Minority Interests                                             2,917      2,863
                                                            ---------  ---------

Shareholders' Equity:
   Common Stock - no par, stated value $0.05 per share,
     9,610,135 shares issued                                     479        479
   Paid in Capital                                            15,434     15,434
   Retained Earnings                                         143,180    125,263
   Treasury Shares, at cost (846,132 and
     719,830 common shares, respectively)                     (9,393)    (6,790)
   Cumulative Translation Adjustment                          (1,083)    (1,088)
                                                            ---------  ---------
   Total Shareholders' Equity                                148,617    133,298
                                                            ---------  ---------

     Total Liabilities and Shareholders' Equity             $242,253   $205,143
                                                            =========  =========





See Accompanying Notes to Consolidated Financial Statements.

                                  MESTEK, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                        For the years ended December 31,

                                                   1999       1998       1997
                                                   ----       ----       ----
                                                     (Dollars in thousands,
                                               Except Earnings Per Common Share)

Net Sales                                        $357,182   $321,714   $310,749
Net Service Revenues                               18,088     16,630     17,029
                                                  --------   --------   --------

Total Revenues                                    375,270    338,344    327,778

Cost of Goods Sold                                254,884    230,156    223,539
Cost of Service Revenues                           11,014     10,052      9,790
                                                  --------   --------   --------

Gross Profit                                      109,372     98,136     94,449

Selling Expense                                    47,249     42,970     40,929
General and Administrative Expense                 19,887     19,015     20,096
Engineering Expense                                10,981      8,784      8,029
                                                  --------   --------   --------

Operating Profit                                   31,255     27,367     25,395

Interest Expense                                   (1,951)    (1,256)    (1,434)
Other Income (Expense), Net                          (594)      (460)      (668)
                                                  --------   --------   --------

Income Before Income Taxes                         28,710     25,651     23,293
Income Taxes                                       10,793      9,587      8,888
                                                  -------    -------    --------

Net Income                                        $17,917    $16,064    $14,405
                                                  =======    =======    ========

Basic Earnings per Common Share:                    $2.02      $1.80      $1.61
                                                    =====      =====      ======

Basic Weighted Average Shares Outstanding           8,857      8,921      8,929
                                                    =====      =====      ======

Diluted Earnings Per Common Share                   $2.02      $1.80      $1.61
                                                    =====      =====      ======

Diluted Weighted Average Shares Outstanding         8,887      8,949      8,951
                                                    =====      =====      ======




See Accompanying Notes to Consolidated Financial Statements.


                                  MESTEK, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              For the years ended December 31, 1999, 1998 and 1997


                                                                      Cumulative
                                Common  Paid In  Retained  Treasury  Translation
(Dollars in Thousands)           Stock  Capital  Earnings   Shares    Adjustment     Total
----------------------          ------  -------  --------  --------  -----------   ---------


Balance - December 31, 1996       $479  $15,434   $94,794   ($6,040)     ($949)    $103,718

Net Income                                         14,405                            14,405
Common Stock Repurchased                                        (69)                    (69)
Cumulative Translation Adjustment                                          (47)         (47)
                                ------  -------  --------  --------   ----------   ---------
Balance - December 31, 1997       $479  $15,434  $109,199   ($6,109)     ($996)    $118,007

Net Income                                         16,064                            16,064
Common Stock Repurchased                                       (681)                   (681)
Cumulative Translation Adjustment                                          (92)         (92)
                                ------  -------  --------  --------   ----------   ---------
Balance - December 31, 1998       $479  $15,434  $125,263   ($6,790)   ($1,088)    $133,298

Net Income                                         17,917                            17,917
Common Stock Repurchase                                      (2,603)                 (2,603)
Cumulative Translation Adjustment                                            5            5
                                ------  -------  --------  --------   ----------   ---------
Balance - December 31, 1999       $479  $15,434  $143,180   ($9,393)   ($1,083)     $148,617
                                ======  =======  ========  =========  ==========   =========



See Accompanying Notes to Consolidated Financial Statements

                                  MESTEK, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the years ended December 31,

                                                       1999      1998     1997
                                                       ----      ----     ----
                                                         (Dollars in thousands)

Cash Flows from Operating Activities:
Net Income                                            17,917   $16,064  $14,405
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization                         10,631     8,599    6,548
Provision for Losses on Accounts

Receivable, net of write-offs                            184       914      828
Net Change in Minority Interests net of

effects of acquisitions and dispositions                  54       256      (82)
Changes in assets and liabilities net of
effects of acquisitions and dispositions:
Accounts Receivable                                   (7,207)   (2,782)  (2,498)
Unbilled Accounts Receivable                            (161)      (38)     (74)
Inventory                                              2,076       755   (6,894)
Accounts Payable                                      (2,805)     (560)     430
Other Liabilities                                       (745)    2,718      247
Progress Billings                                        107       (55)     306
Notes Receivable                                      (3,850)        -        -
Other                                                  2,255    (1,346)     105
                                                      -------   -------   ------
Net Cash Provided by Operating Activities             18,456    24,525   13,321
                                                      -------   -------  -------

Cash Flows from Investing Activities:
Capital Expenditures                                 (12,437)  (12,802) (11,740)
Acquisition of Businesses and Other
Assets, Net of Cash Acquired                         (24,337)   (2,877) (12,886)
                                                     --------  --------  -------
Net Cash (Used in) Investing Activities              (36,770)  (15,679) (24,626)
                                                     --------  -------- --------

Cash Flows from Financing Activities:
Net Borrowings (Repayments) Under
Revolving Credit Agreement                             1,739     9,119    3,500
Principal Payments Under Long
Term Debt Obligations                                   (136)  (15,909)  (1,234)
Proceeds from Issuance of Long Term Debt              20,000        -        -
Repurchase of Common Stock                            (2,603)     (681)     (69)
                                                     --------  -------- --------
Net Cash (Used In) Provided by Financing Activities   19,000    (7,471)   2,197
                                                     --------  -------- --------

Net Increase (Decrease) in Cash and Cash Equivalents     686     1,375   (9,108)
Translation effect on Cash                                 5       (92)     (47)
Cash and Cash Equivalents - Beginning of Year          3,777     2,494   11,649
                                                     --------  -------- --------

Cash and Cash Equivalents - End of Year               $4,468    $3,777   $2,494
                                                     ========   =======  =======



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

Revenue recognition and unbilled receivables

         Revenue from product sales is recognized at the time of shipment. Revenue from the licensing of software applications and software systems development is recognized on the basis of completed contracts in accordance with the "residual value method" provided in SOP 98-9.

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

Inventories

         Inventories are valued at the lower of cost or market. Approximately seventy-eight percent (78%) of the cost of inventories are determined by the last-in, first-out (LIFO) method.

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

Excess of Cost Over Net Assets of Acquired Companies (Goodwill)

         The Company amortizes goodwill on the straight-line basis over the estimated period to be benefitted. The acquisition of Anemostat Products, as more fully described in Note 2, resulted in goodwill of approximately $6,800,000 which will be amortized over 25 years. The Company continually evaluates the carrying value of goodwill. Any impairments would be recognized when the expected future operating cash flows derived from the underlying acquired businesses is less than the carrying value of the goodwill. Accumulated amortization of goodwill and other intangibles was $4,984,000 and $3,640,000 at December 31, 1999 and 1998, respectively.

Advertising Expense

         Advertising costs are charged to operations as incurred. Such charges aggregated $4,794,000, $3,993,000, and $3,738,000, for the years ended December 31, 1999, 1998, and 1997 respectively.

Research and Development Expense

         Research  and  development   expenses  are  charged  to  operations  as
incurred. Such charges aggregated $2,939,000, $2,136,000, and $1,628,000, for the years-ended December 31, 1999, 1998, and 1997, respectively.

Software Development Expenses

         The Company's MCS, Inc. subsidiary is in the business of application software and systems development. SFAS No. 86 requires that development costs incurred subsequent to the establishment of technological feasibility for the product be capitalized. The Company has no capitalized development cost.

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

Comprehensive Income

         For  the  years  ended   December  31,  1999  and  December  31,  1998,
respectively, the components of other comprehensive income were immaterial and consisted solely of foreign currency translation adjustment.

Reclassification

         Reclassifications are made periodically to previously issued financial statements to conform to the current year presentation.

         2. BUSINESS ACQUISITIONS

         On March 26, 1999, the Company acquired substantially all of the operating assets of the Anemostat Products and Anemostat-West Divisions of
Dynamics Corporation of America, (collectively, Anemostat), a wholly-owned subsidiary of CTS Corporation. Anemostat manufactures commercial air distribution products (grilles, registers, diffusers and VAV boxes); security air distribution products; and door and vision frame products for the HVAC and commercial building industries at locations in Scranton, Pennsylvania, (Anemostat Products) and Carson, California, (Anemostat-West). The Anemostat products are complementary to the Company's existing louver and damper businesses. The purchase price paid for the assets acquired was approximately $25,360,000, including assumed liabilities of approximately $3,577,000. The Company accounted for this acquisition under the purchase method of accounting and, accordingly, recorded Goodwill of approximately $6,800,000.

         Proforma unaudited results of operations for 1999 and 1998, reflecting a hypothetical acquisition date for Anemostat of January 1, 1998 are as follows:

                                                  1999           1998

         Total Revenues                        $381,448        368,195
         Net Income                             $17,409          5,634

         Earnings Per Share                       $1.97          $1.75

         On April 26, 1999, an order was entered in the Bankruptcy Court for the Southern District of Ohio, whereby the Company's offer to acquire certain of the operating assets of ACDC, Inc. (ACDC) of New Milford, Ohio, a manufacturer of industrial dampers for the power generation market, was approved. The Company closed this transaction on May 7, 1999 for $2,554,000.

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

        Under the terms of the Agreement, for every share of outstanding Simione common stock, Simione would issue .85 shares of its common stock to the Company. As a result, the Company would own, based on the number of Simione common shares outstanding at the date of the Agreement, approximately 46% of Simione after the merger is completed. On August 12, 1999, Simione, with the Company's consent, acquired all of the outstanding common stock of CareCentric Solutions, Inc. for $200,000 and acquired all of the Preferred Stock of CareCentric Solutions, Inc. in return for 3.1 million newly issued shares of Simione Series A Preferred Stock, which may be converted on a one for one basis into Simione common shares upon consent of a majority of the Simione shareholders. The Simione management intends to seek such consent and conversion in June 2000. As a result the Company would expect to own, barring other changes in the capital structure of Simione, approximately 38% of Simione after the merger is completed. Under the terms of the Agreement, MCS's ProfitWorks segment would be distributed to the Company prior to the merger.

         On September 9, 1999, Mestek, Inc. ("Mestek") announced that it had entered into an amendment to the Plan and Agreement of Merger dated May 26, 1999 (the "Amendment") between Simione Central Holdings, Inc. ("SCHI"), Mestek, and its wholly-owned subsidiary, MCS, Inc. ("MCS"), whereby the shares of common stock of MCS will be distributed to the Mestek common shareholders in a spin-off transaction (the Spinoff), and MCS will then be merged with and into SCHI, (the Merger). The Spin-off and the Merger were completed on March 7, 2000.

         In connection with the Amendment, Mestek loaned to SCHI a total of $4,000,000 on a short-term basis, $3,000,000 of which was outstanding as of December 31, 1999. Upon the closing of the above-mentioned merger, the $4,000,000 loan was canceled, and Mestek contributed an additional $2,000,000 to the capital of SCHI in return for newly issued Series B Preferred Stock of SCHI. The Series B Preferred Stock issued to Mestek has voting rights equivalent to
11.2 million shares of SCHI common stock. Mestek also received as part of it capital contribution to SCHI a warrant for the subsequent purchase of 2 million shares of SCHI common stock. The Amendment also provided, upon consummation of the merger, for the appointment to the SCHI Board of Directors of six individuals designated by Mestek, and the obligation of the Mestek Major Shareholders (as defined in the Amendment) to vote for the nominees to the SCHI Board of Directors for eighteen months after the effective date of the merger.

        Mestek also loaned Simione $850,000 on November 11, 1999 on a short-term basis. Upon consummation of the merger, the loan was converted to $850,000 of newly issued Series C Preferred Stock. The Series C Preferred stock has voting rights equal to 850,000 shares of SCHI common stock.

        Under the purchase method of accounting, results of operations of acquired businesses are included in consolidated operations subsequent to the date of acquisition.

3. INVENTORIES

         Inventories consisted of the following at December 31:

                                                 1999              1998
                                                 ----              ----

Finished Goods                               $18,692             $21,803
Work-in-progress                              14,865              13,948
Raw materials                                 28,335              24,463
                                              -------             -------
                                              61,892              60,214
Less provision for LIFO
  method of valuation                         (7,204)             (7,234)
                                              -------             -------
                                              $54,688            $52,980
                                              =======            ========

         Progress billings exceeded related contract costs by $3,257,000, and $3,150,000 at December 31, 1999 and 1998, respectively. As such, these amounts are reported as a liability in the accompanying consolidated financial statements.

4. PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following at December 31:

                                                                Depreciation and
                                                               Amortization Est.

                                          1999            1998      Useful Lives
                                          ----            ----      ------------

Land                                     $2,853      $2,395
Buildings                                26,792      21,887         19-39 Years
Leasehold Improvements                    4,415       4,474         15-39 Years
Equipment                                96,028      78,820          3-10 Years
                                       ---------   ---------
                                        130,088     107,576
Accumulated Depreciation                (61,021)    (51,735)
                                       ---------   ---------
                                        $69,067     $55,841
                                       =========   =========

         The above amounts include $851,000, and$6,870,000, at December 31, 1999 and 1998 respectively, in assets that had not yet been placed in service by the Company. No depreciation was recorded in the related periods for these assets.

         Depreciation and amortization expense was $10,631,000, $8,599,000, and $6,548,000, for the years ended December 31, 1999, 1998, and 1997, respectively.

5. EQUITY INVESTMENTS

H. B. Smith Company Incorporated (HBS)
--------------------------------------

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

6. LONG TERM DEBT

Long-Term Debt consisted of the following:

                                           Dec. 31,                     Dec. 31,
                                            1999                          1998
                                            ----                          ----

Revolving Loan Agreement                  $34,358                       $12,619
Other Bonds and Notes Payable                 433                           569
                                          --------                      --------
                                           34,791                        13,188
Less Current Maturities                   (14,467)                      (12,750)
                                          --------                      --------
                                          $20,324                          $438
                                          ========                      ========

         Revolving Loan Agreement - The Company has a Revolving Loan Agreement and Letter of Credit Facility (the Agreement) with a commercial bank. The Agreement provides $55 million of unsecured revolving credit and$10 Million of standby letter of credit capacity. Borrowings under the Agreement bear interest at a floating rate based on the bank's prime rate less one percent (1.00%) or, at the discretion of the borrower, LIBOR plus a quoted market factor or, alternatively, in lieu of the prime based rate, a rate based on the overnight Federal Funds Rate. The Agreement has been extended on a one-year basis through April 30, 2001. The Revolving Loan Agreement contains financial covenants, which require that the Company maintain certain current ratios, working capital amounts, capital bases and leverage ratios. This Agreement also contains restrictions regarding the creation of indebtedness, the occurrence of mergers or consolidations, the sale of subsidiary stock and the payment of dividends in excess of 50 percent of net income.

         Note Payable - The Company has a Demand Loan Facility with a second commercial bank under which the Company can borrow up to $10,000,000 on a LIBOR basis. The facility expires on April 1, 2000, with no balance outstanding as of December 31, 1999.

         Other Bonds and Notes Payable - The Company is obligated under the terms of an Industrial Revenue Bond (the Bond) secured by its facility in Wyalusing, Pennsylvania. The Bond bears interest at five percent (5%) and matures on July 25, 2001. The outstanding balance under the Bond at December 31, 1999 was $64,000. The Company's National Northeast subsidiary is obligated under a non-interest bearing subordinated Note Payable on which interest was imputed at eight percent (8%). The note is secured by certain pieces of equipment. The outstanding balance under the note at December 31, 1999 was $19,000 and the note matures on May 1, 2001. The Company's Hill Engineering subsidiary is obligated under an Industrial Revenue Bond secured by certain of its operating assets. The outstanding balance under the bond at December 31, 1999 was $350,000. The bond bears interest at eighty percent (80%) of the prime rate and matures on September 1, 2005.

         Cash paid for  interest was  $1,951,000,  $1,256,000,  and  $1,434,000, during the years ended December 31, 1999, 1998, and 1997, respectively.

Maturities of long-term debt in each of the next five years are as follows:

         2000                     14,467
         2001                     20,074
         2002                         50
         2003                         50
         2004                         50

         The fair value of the Company's long-term debt is estimated based on the current interest rates offered to the Company for debt of the same remaining maturities. Management believes the carrying value of debt and the contractual values of the outstanding letters of credit approximate their fair values as of December 31, 1999.

7. SHAREHOLDERS' EQUITY

The Company has authorized common stock of 20,000,000 shares with no par value, and a stated value of $0.05 per share. As of December 31, 1999, John E. Reed, Chairman, President and CEO of the Company and Stewart B. Reed, a Director of the Company and son of John E. Reed, together beneficially own a majority of the outstanding shares of the Company's common stock.

By a vote of its shareholders at its annual meeting of shareholders on May 22, 1996, the Company amended its Articles of Incorporation to authorize 10,000,000 shares of a new class (or classes) of preferred stock (the Preferred Stock) and to eliminate both its $5.00 convertible, non-cumulative, non-voting, $100 par, preferred stock (the Convertible Preferred) and its $6.00, $100 par, redeemable preferred stock (the Redeemable Preferred). As of December 31, 1999 no shares of the Preferred Stock have been issued.

8. INCOME TAXES

         Income  before  income  taxes  included   foreign  income  (losses)  of
$223,000,  ($1,166,000),  and ($730,000) in 1999, 1998, and 1997,  respectively.
Income tax expense (benefit) consisted of the following:

                                  1999         1998            1997
                                  ----         ----            ----
Federal Income Tax:
Current                          $8,113      $8,897          $7,188
Deferred                          1,284        (283)            527
State Income Tax:
Current                           1,107       1,708           1,045
Deferred                            175        (141)            166
Foreign Income Tax:
Current                              18          18              18
Deferred                             96        (612)            (56)
                                --------      ------         -------
Income Taxes                    $10,793       $9,587         $8,888
                                ========      ======         =======

         Total income tax expense from continuing operations differed from "expected " income tax expense, computed by applying the U.S. federal income tax rate of 35% to earnings before income tax, as follows:

1999 1998 1997
---- ---- ----

Computed "expected" income tax                    $10,067     $9,068     $8,218
State income tax, net of federal tax benefit          917        867        787
Foreign tax rate differential                           7        (35)       (22)
Other - net                                          (198)      (313)       (95)
                                                  --------    -------    -------

Income Taxes                                      $10,793     $9,587     $8,888
                                                  ========    =======    =======

         A deferred income tax (expense) benefit results from temporary timing differences in the recognition of income and expense for income tax and financial reporting purposes. The components of and changes in the net deferred tax assets (liabilities) which give rise to this deferred income tax (expense) benefit for the year ended December 31, 1999 are as follows:

                                                        Change
                                        December 31,   (Expense)    December 31,
                                           1998         Benefit           1999
                                           ----         -------           ----
Deferred Tax Assets:

Warranty Reserve                               $656        ($133)         $523
Compensated Absences                            716          (22)          694
Inventory Valuation                             608         (104)          504
Accounts Receivable Valuation                   241          328           569
State Tax Operating Loss
  Carryforward                                  131           41           172
Foreign Tax Operating Loss
  Carryforward                                1,120          (96)        1,024
Deferred Income on Sale of Assets
  to Non-consolidated Investees                 159           -            159
Other                                            27          113           140
                                             -------       ------        -------
Total Gross Deferred Tax Assets               3,658          127         3,785
Less Valuation Allowance                       (119)          -           (119)
                                             -------       ------        -------
Deferred Tax Assets                           3,539          127         3,666
                                             -------       ------        -------
Deferred Tax Liabilities:
Prepaid Expenses                               (501)        (176)         (677)
Depreciation and Amortization                (1,916)      (1,574)       (3,490)
                                             -------      -------       --------
Deferred Tax Liabilities                     (2,417)      (1,750)       (4,167)
                                             -------      -------       --------
Net Deferred Tax Assets (Liabilities)        $1,122      ($1,623)        ($501)
                                             =======     ========       =======

         A valuation allowance of $195,000 was established at December 31, 1993. This allowance reflects uncertainties as to the realization of a portion of the foreign tax operating loss carryforward identified above. This valuation allowance was adjusted downward to $119,000 on December 31, 1995 because the foreign operations resulted in earnings for the year. At December 31, 1999, no additional valuation allowance has been established relative to the remaining foreign tax operating loss carryforward or state tax operating loss carryforward. It is management's belief that it is more likely than not that these carry forwards will be utilized prior to their expiration. The Company has available to it a number of tax planning opportunities which support this conclusion.

         At December 31, 1999, the Company has state tax operating loss and foreign tax operating loss carry forwards of approximately $3,796,000 and $2,089,000, respectively, which are available to reduce future income taxes payable, subject to applicable "carryforward" rules and limitations. These losses begin to expire after the following years:

                                           State                  Foreign

       2002                                   -                   $2,089
       2007                               $ 3,796                     -
                                          --------                -------
                                          $ 3,796                 $2,089
                                          ========                =======

         Cash paid for income taxes was $10,191,000,  $7,876,000, and $9,027,000 for the years ended December 31, 1999, 1998 and 1997 respectively.

9. LEASES

         Related Party Leases

         The Company leases various manufacturing facilities and equipment from companies owned by certain officers and directors of the Company, either directly or indirectly, through affiliates. The leases generally provide that the Company will bear the cost of property taxes and insurance.

         Details of the principal operating leases with related parties as of December 31, 1999 including the effect of renewals and amendments executed subsequent to December 31, 1999 are as follows:

                                        Date                 Basic      Minimum
                                         Of                  Annual      Future
                                        Lease     Term       Rental     Rentals

Sterling Realty Trust

Land and Building - Main                         monthly      $192          ***
Land and Building - Engineering       07/01/98    5 years       77          269
Land and Building - South Complex     01/01/94   15 years      257        2,311
Land and Building - Torrington        07/01/99    5 years      127          572
Machinery & Equipment                 01/01/93    5 years       -            *
(Westfield, Farmville & Wrens
Locations)

Machinery Rental

Machinery & Equipment                 01/01/93   5** years      -           -
(Westfield, Farmville, Wrens
and South Windsor Locations)

Elizabeth C. Reed Trust

Machinery & Equipment                 01/01/93    5 years       -           *

Rohrschach Associates ^
Land and Building                     01/01/97    2++years     120          120

Rudbeek Realty Corp.
(Farmville Location)                  11/02/92+ 18.16 years    436        4,792

MacKeeber

(South Windsor Location)              01/01/97    8 years      325        1,623

        * Original lease expired 01/01/98, month-to-month rental terminated as of 12/31/98 and machinery and equipment sold to the Company in January of 1999.

        ** Original lease expired on 01/01/98, month-to-month rental terminated as of 12/31/99. Equipment purchased by the Company from Lessor in January 2000.

        + Original lease amended 4/1/98 extending the lease term to 12/31/10; and amended again 7/1/98 increasing rent expense to $36,300 per month.

        ++ Lease was renewed as of 1/1/99 for an additional two-year renewal term at $0.40/sf. for 25,000sf.

        ^   Formerly Production Realty

        *** Lease expired 12/31/99; renewal pending as of March 15, 2000

  On January 1, 1999, the company purchased its previously leased Machinery and Equipment from Sterling Realty Trust and Elizabeth C. Reed trust for use in its Westfield, Farmville, and Wrens location. The purchase price paid was $263,500 and $99,750 respectively.

  On January 1, 2000, at the end of the lease term, the Company purchased Machinery and Equipment used at Westfield, Farmville, Wrens, and South Windsor locations from Machinery Rental Company, paying $507,000

     All Leases

         Rent expense for operating leases, including those with related parties, was $2,685,000, $2,801,000, and $2,719,000 for the years ended December 31, 1999, 1998 and 1997 respectively.

         Future minimum lease payments under all noncancellable leases as of December 31, 1999 are as follows:

                                                                       Operating

             Year Ending December 31,                               Leases

                       2000                                          2,320
                       2001                                          1,973
                       2002                                          1,644
                       2003                                          1,576
                       2004                                          1,474
                 After 2005                                          4,731
                                                                   --------

Total minimum lease payments                                       $13,718
                                                                   ========


10. EMPLOYEE BENEFIT PLANS

       The Company maintains a qualified non-contributory profit-sharing plan covering all eligible employees. Contributions to the plan were $1,183,000, $1,118,000, and $ 1,011,000, for the years ended December 31, 1999, 1998, and
1997, respectively. Contributions to the Plan are defined as three percent (3%) of gross wages up to the current Old Age, Survivors, and Disability, (OASDI), limit and six percent (6%) of the excess over the Old Age, Survivors, and Disability, (OASDI), limit, subject to the maximum allowed under the Employee Retirement Income Security Act, (ERISA). The plan's vesting terms are twenty percent (20%) vesting after 3 years of service, forty percent (40%) after 4 years, sixty percent (60%) after 5 years, eighty percent (80%) after 6 years, and one hundred percent (100%) vesting after 7 years.

       In addition to the profit-sharing plan, the Company also offers the following defined contribution benefit plans:

       The Company maintains a Retirement Savings Plan qualified under Internal Revenue Code Section 401(k) for employees covered under regional collective bargaining agreements. Service eligibility requirements differ by division and collective bargaining agreement. Participants may elect to have up to fifteen percent (15%) of their compensation withheld, up to the maximum allowed by the Internal Revenue Code. Participants may also elect to make nondeductible voluntary contributions up to an additional ten percent (10%) of their gross earnings each year within the legal limits. The Company contributes differing amounts depending upon the division's collective bargaining agreement. Contributions are funded on a current basis. Contributions to the Plan were $304,000, $302,000, and $269,000, for the years-ended December 31, 1999, 1998, and 1997, respectively.

       The Company  maintains  a separate  qualified  401(k)  Plan for  salaried employees not covered by a collective bargaining agreement, who choose to participate. Participants may elect to have up to fifteen percent (15%) of their compensation withheld, up to the maximum allowed by the Internal Revenue Code. Participants may also elect to make nondeductible voluntary contributions up to an additional ten percent (10%) of their gross earnings each year within the legal limits. The Company contributes $0.25 of each $1.00 deferred by participants and deposited to the Plan not to exceed one and five tenths percent (1.5%) of an employee's compensation. The Company does not match any amounts for withholdings from participants in excess of six percent (6%) of their compensation or for any nondeductible voluntary contributions. Contributions are funded on a current basis. Contributions to the Plan were $360,000, $435,000, and $392,000 for the years ended December 1999, 1998, and 1997, respectively.

       One of the Company's subsidiaries maintains a qualified defined contribution target benefit pension plan, which covers substantially all of its employees. Pension costs are accrued annually based on contributions earned by participants under plan provisions as determined by an independent actuary. The total expense related to this pension plan for the twelve months ended December 31, 1999, 1998, and 1997 was $124,000, $88,000, and $65,000, respectively.

       The Company maintains bonus plans for its officers and other key employees. The plans generally allow for annual bonuses for individual employees based upon the operating results of related profit centers in excess of a percentage of the Company's investment in the respective profit centers. The Company maintains an employment agreement with its chief executive officer.

         Approximately forty-two percent (42%) of the Company's employees are covered under collective bargaining agreements, of which thirty-eight (38%) of these employees are covered under agreements expected to be renewed in 2000.

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

         The Company is obligated as guarantor with respect to the debt of MacKeeber Associates Limited Partnership, a Connecticut Limited Partnership, under an Industrial Development Bond issued in 1984 by the Connecticut Development Authority. The balance outstanding under the bond as of December 31, 1999 was $765,000.

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

         The Company's HVAC segment manufactures and sells a wide variety of residential, commercial and industrial heating, cooling, and air distribution products to independent wholesales supply warehouses, to mechanical, sheet metal and other contractors, and in some cases to other HVAC manufacturers under original equipment manufacture (OEM) contracts. The products include finned tube and baseboard radiation equipment gas fired heating and ventilating equipment, air damper equipment and related air distribution products and commercial and residential boilers. The products are marketed under a number of franchise names including Sterling, Beacon Morris, Smith, Hydrotherm, RBI, Vulcan, Applied Air, Wing, AWV, ABI, Arrow, Anemostat, Koldwave, and SpacePak. Assets acquired in the Anemostat and ACDC acquisitions on March 26, 1999 and May 7, 1999 respectively, as more fully described in Note 2, have been added to the Company's HVAC segment.

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

         The Company's Computer Software segment operates under the name MCS and develops and sells software used principally in the medical information systems marketplace. MCS's products include software used to manage the day-to-day operations of durable medical equipment dealers and home health agencies. As explained in Note 2, the Company distributed the stock of its MCS subsidiary to its shareholders on March 7, 2000. Results of operations for MCS in the Year 2000 will be accounted for under Discontinued Operations in accordance with APB 30.

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

Year ended
December 31, 1999

                                        Metal    Metal   Computer  All
                               HVAC    Products Forming  Software Other  Totals

Revenues from External

Customers                    $254,452   65,614   37,117   18,087   ---  $375,270

Intersegment & Intrasegment
Revenues                       $8,009    8,847    1,848     ---    ---   $18,704

Interest Expense               $1,194      513      190       54   ---    $1,951

Depreciation Expense           $4,263    3,129    1,698      240   ---    $9,330

Amortization Expense             $384      556      361     ---    ---    $1,301

Segment Operating Profit      $20,700    7,870    1,748      937   ---   $31,255

Segment Assets               $148,272   63,641   23,643    6,697   ---  $242,253

Expenditures for
Long-lived Assets (1.)         $5,185    5,090    1,476      686   ---   $12,437


Year ended
December 31, 1998

                                        Metal    Metal   Computer  All
                               HVAC    Products Forming  Software Other   Totals

Revenues from External
Customers                    $229,704   50,745   41,265   16,630   ---  $338,344

Intersegment & Intrasegment
Revenues                       $7,851    2,288      234     ---    ---   $10,373

Interest Expense                 $711      342      169       34   ---    $1,256

Depreciation Expense           $3,870    2,242    1,168      194   ---    $7,474

Amortization Expense             $231      584      373     ---    ---    $1,188

Segment Operating Profit      $15,668    5,194    4,170    2,335   ---   $27,367

Segment Assets               $113,796   55,842   29,916    5,589   ---  $205,143

Expenditures for
Long-lived Assets (1.)         $3,064    8,185    1,025      528   ---   $12,802


Year ended
December 31, 1997

                                         Metal    Metal  Computer  All
                               HVAC     Products Forming Software Other  Totals
                                                                   (2.)

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

(1.)  Excludes long-lived assets acquired via business acquisition.

(2.) Segments Assets in All Other in 1997 represents the Companyy's investment in Eafco, Inc. which was exchanged on November 2, 1998 for ninety-three and six tenths percent (93.6%) of the foundry and machining operations of Eafco. The business assets thus acquired and the related results of operations are included in the Metal Products segment in 1999 and 1998.

RECONCILIATION WITH CONSOLIDATED DATA:

Revenues                             1999              1998             1997
--------                             ----              ----             ----

Total external revenues for
  reportable segments               $375,270          $338,344        $327,778
Inter & Intrasegment revenues
  for reportable segments             18,704            10,373           8,952
Elimination of Inter &
  Intrasegment revenues              (18,704)          (10,373)         (8,952)
                                   ----------         ---------        ---------
Total consolidated revenues         $375,270          $338,344        $327,778
                                   ==========         =========       ==========

Profit or Loss

Total profit or loss for
reportable segments                  $31,255           $27,367         $25,395
Interest Expense                      (1,951)           (1,256)         (1,434)
Other income (expense) net              (594)             (460            (668)
                                     --------          --------        ---------
Income before income taxes           $28,710           $25,651         $23,293
                                     ========          ========        =========


Assets:

Total assets for reportable
segments                            $242,253          $205,143        $182,339
Equity Investment in Eafco Inc.        ---               ---             8,778
                                    --------          --------        ---------
Total consolidated assets           $242,253          $205,143        $191,117
                                    ========          ========        ==========


GEOGRAPHIC INFORMATION:

                                      1999              1998            1997
                                      ----              ----            ----
Revenues:

United States                       $355,274          $314,603        $305,728
Canada                                13,443            17,310          14,235
Other Foreign Countries                6,553             6,431           7,815
                                    --------          --------        ----------
Consolidated Total                  $375,270          $338,344        $327,778
                                    ========          ========        ==========


Long Lived Assets:

United States                        $97,187           $78,502         $64,349
Canada                                 2,048             1,904             183
Other Foreign Countries                 ---               ---             ---
                                     -------           -------         ---------
     Consolidated Total              $99,235           $80,406        $ 64,532
                                     =======           =======        ==========


13. SELECTED QUARTERLY INFORMATION (UNAUDITED)

         The table below sets forth selected quarterly information for each full quarter of 1999 and 1998.

                          (Dollars in thousands except per common share amounts)

1999                      1st             2nd             3rd             4th
----
                        Quarter         Quarter         Quarter         Quarter

Total Revenues          $82,026         $89,533         $98,646        $105,065
Gross Profit            $23,035         $26,130         $26,778         $33,429

Net Income               $3,519          $3,605          $4,069          $6,724
Per Common Share:
Basic                     $0.40           $0.41           $0.46           $0.75
Diluted                   $0.40           $0.41           $0.46           $0.75


1998                       1st             2nd             3rd           4th
----
                        Quarter         Quarter         Quarter         Quarter

Total Revenues          $75,649         $77,688         $92,013         $92,994
Gross Profit            $21,172         $21,607         $26,432         $28,925

Net Income               $3,370          $2,832          $4,324          $5,538
Per Common Share:
Basic                     $0.38           $0.32           $0.48           $0.62
Diluted                   $0.38           $0.32           $0.48           $0.62


14. COMMON STOCK BUYBACK PROGRAM

         In 1999 and 1998 the Company continued its program of selective "open-market" and odd lot purchases. 126,302 and 36,000 of such shares were acquired in 1999 and 1998, respectively. All such shares are accounted for as treasury shares.

15. STOCK OPTION PLANS

         On March 20, 1996 the Company adopted a stock option plan, the Mestek, Inc. 1996 Stock Option Plan, (the Plan), which provides for the granting of options to purchase 500,000 shares of the Company's common stock. The Plan provides for the awarding of incentive and non-qualified stock options to certain employees of the Company and other persons, including directors, for the purchase of the Company's common stock at fair market value on the grant date. The Plan was approved by the Company's shareholders on May 22, 1996. Options granted under the plan vest over a five-year period and expire at the end of ten years.

A summary of transactions for the years ended December 31, 1999, 1998, and 1997 are as follows:
                                                                   Weighted
                                        Number of                   Average
                                         Options                 Exercise Price

         Balance - December 31, 1996       90,000                    $13.75

         Balance - December 31, 1997       90,000                    $13.75

         Balance - December 31, 1998       90,000                    $13.75
         Granted                           85,000                    $20.00

         Balance - December 31, 1999      175,000                    $16.79

         Options exercisable for the years ended December 31, 1999, 1998, and 1997 were 54,000, 36,000, and 18,000, respectively. The weighted average exercise price for all exercisable options was $13.75.

         Effective in 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, SFAS No. 123. As permitted by the statement, the Company has chosen to continue to account for stock-based compensations using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25. Accordingly, no compensation expense has been recognized for its stock-based compensation plan.

         The weighted average fair value at the date of grant for options granted during the year ended December 31, 1999 and for options outstanding as of December 31, 1998 and 1997 were $9.44, $7.27, and $7.27, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                Years Ended

                             December 31,        December 31,       December 31
                                1999                1998                1997

         Expected life (years)   10                    10                10
         Interest               4.81%                 6.56%             6.56%
         Volatility            23.75%                22.50%            22.50%
         Dividend yield          0%                                      0%

         Had the fair value method of accounting been applied to the Company's stock option plan, with compensation cost for the Plan determined on the basis of the fair value of the options at the grant date, the Company's net income and earnings per share would have been as follows:

                                                       Years Ended

                                   December 31,       December 31,   December 31
                                      1999               1998            1997

Net income (loss) - as reported       $17,917            $16,064        $14,405
Net income (loss) - pro forma          17,748             15,985         14,326

Earnings per share - as reported        $2.02              $1.80          $1.61
Earnings per share - pro for            $2.00              $1.79           1.61

         The application of SFAS 123 for pro forma disclosure may not be representative of future effects of applying the statement.

  16.  NOTES RECEIVABLE

         On September 9, 1999, the Company loaned $3,000,000 to Simione Central Holdings, Inc. as more fully explained in Note 2 to the consolidated financial statements. The loan matures on the earlier of June 30, 2000 or the date of closing of the transaction described in Note 2. The loan bears interest at two points above the prime rate of interest as set from time to time by BankBoston N.A. The loan was canceled on March 7, 2000, as more fully described in Note 2.

         On November 11, 1999, the Company loaned $850,000 to Simione Central Holdings, Inc. as more fully explained in Note 2 to the consolidated financial statements. The loan matures on November 11, 2000 and bears interest at the rate of 11 percent. The loan is convertible on or after the date of closing of the transactions described in Note 2 into $850,000 of Simione Central Holdings, Inc. Series C Preferred Stock, as more fully described in Note 2 to the Consolidated Financial Statements

  17.  SUBSEQUENT EVENT

         On January 28, 2000, the Company acquired substantially all of the operating assets of Wolfram, Inc. d/b/a Cesco Products (Cesco) located in Minneapolis, Minnesota. Cesco manufactures vertical and horizontal louvers;
controls and fire/smoke dampers; gravity ventilators louver penthouses and walk-in access doors for the HVAC industry at its location in Minneapolis, Minnesota. The Cesco products are complimentary to the Company's existing louver and damper businesses. The purchases price paid for the assets acquired was approximately $5,991,000, including assumed liabilities of approximately $991,000. The Company intends to account for this acquisition under the purchase method of accounting.

         On February 4, 2000, the Company loaned $1 million to Simione Central Holdings, Inc. The loan matures on the earlier of June 30, 2000 or the closing of the transactions described in Note 2 to the consolidated financial statements. The loan bears interest at two points above the prime rate of interest as set from time to time by BankBoston N.A. The loan was canceled on March 7, 2000, as more fully described in Note 2.

         On February 10, 2000, the Company acquired the designs, intellectual property and certain physical assets of B & K Rotary Machinery International Corporation (B & K) of Brampton, Ontario, Canada. B & K is well-known and experience highly engineered metal processing line. B & K equipment is found in steel processing centers, tube/pipe production plants and roll forming facilities around the world. The B & K Supermill(TM), Rotary Shear(TM), and Rotary Pierce(TM) designs are the technology of choice among leading producers of light gauge steel framing used in building construction. The B & K products will be designed and manufactured at the Formtek operations located in Chicago, Illinois and Clinton, Maine. The purchase price paid for the assets acquired was approximately $2.8 million. The Company intends to account for this acquisition under the purchase method of accounting.

         On March 7, 2000, the Company completed the Spin-off and subsequent merger of its wholly owned subsidiary, MCS, Inc., into Simione Central Holdings, Inc. as more fully explained in Note 2.

         On March 14, 2000, the Company and MetCoil Systems Corporation, (MetCoil) announced that they have entered into a definitive merger agreement under which MetCoil will be merged into a wholly owned subsidiary of the Company for approximately $32 million.

         The merger is subject to approval by MetCoil's stockholders and review under the Hart-Scott-Rodino Act. All other conditions will be further described in a proxy statement to be mailed to MetCoil's stockholders. The board of directors of MetCoil has unanimously recommended that stockholders approve the merger.

         MetCoil manufactures advanced sheet metal forming equipment, fabricating equipment and computer-controlled fabrication systems for the global market. The Company employs approximately 270 people, principally in its Cedar Rapids, Iowa and Lisle, Illinois manufacturing facilities, and had revenues for the fiscal year ended May 31, 1999 of $45.8 million. MetCoil's products are complementary with those of the Company's Metal Forming Segment.

                                    PART III

         With respect to items 10 through 13, the Company will file with the Securities and Exchange Commission, within 120 days of the close of its fiscal year, a definitive proxy statement pursuant to Regulation 14-A.

Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding directors of the Company will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held May 12, 2000, and to the extent required, is incorporated herein by reference. Information regarding executive officers of the Company is set forth under the caption "Executive Officers".

Item 11 - EXECUTIVE COMPENSATION

         Information regarding executive compensation will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held May 12, 2000, and, to the extent required, is incorporated herein by reference.

         The report of the Compensation Committee of the Board of Directors of the Company shall not be deemed incorporated by reference by any general statement incorporating by reference the proxy statement into any filing under the Securities Exchange Act of 1934, and shall not otherwise be deemed filed under such Act.

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners and management will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held May 12, 2000, and, to the extent required, is incorporated herein by reference.

Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held May 12, 2000, and, to the extent required, is incorporated herein by reference.

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

December 31, 1998 and 1997                                       Pages 20 and 21

Consolidated Statements of Income for the Years

Ended December 31, 1998, 1997, and 1996                                  Page 22

Consolidated Statements of Shareholders' Equity for

the Years Ended December 31, 1998, 1997, and 1996                        Page 23

Consolidated Statements of Cash Flows for the Years

Ended December 31, 1998, 1997, and 1996                                  Page 24

Notes to the Consolidated Financial Statements

(a)(2) Financial Statement Schedules

II. Valuation and Qualifying Accounts                                    Page 44

All other financial statement schedules required by Item 14(a)(2) have been omitted because they are inapplicable or because the required information has been included in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

The Exhibit Index is set forth on Pages 44 through 47

No annual report to security holders as of December 31, 1999 had been sent to security holders and no proxy statement, form of proxy or other proxy soliciting material has been sent by the registrant to more than ten of the registrant's security holders with respect to any annual or other meeting of security holders held or to be held in 2000. Such annual report to security holders, proxy statement or form of proxy will be furnished to security holders subsequent to the filing of this Annual Report on Form 10-K.

                                                                     Schedule II

                                  MESTEK, INC.

                        Valuation and Qualifying Accounts
                   Years ended December 31, 1999, 1998 and 1997




                       Bal.at      Charged                Bad Debt        Bal.
                      at Beg.         to       Other     Write-offs      at end
Year  Description     of Year      expense      (1)          (2)        of Year
----  -----------     -------      -------  -----------  -----------    -------

1999  Allowance
      for doubtful

      accounts        $3,443       $1,432       $27       ($1,275)        $3,627

1998  Allowance
      for doubtful

      accounts        $2,529       $1,165       $57         ($308)        $3,443

1997  Allowance
      for doubtful

      accounts        $1,701       $1,124       $16         ($312)        $2,529



(1) Includes recoveries of amounts previously written-off and allowances for doubtful accounts of acquired companies.

(2) Bad debts written off.

EXHIBIT INDEX

         Those documents followed by a parenthetical notation are incorporated herein by reference to previous filings with the Securities and Exchange Commission as set forth below.

Exhibit No.
Description

****************

2.1      Plan of Reorganization of Eafco, Inc.                              (H)

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

10.13    Lease Agreement dated July 1, 1998 between Mestek (lessee) and
         Sterling Realty Trust (lessor).                                    (D)

10.14    Loan Agreement and Promissory Note dated June 7, 1993 between
         The First National Bank of Boston and Mestek, Inc.                 (D)

10.15 Mortgage Note dated February 1, 1986 between Arrow United Industries, Inc. and Chemical Bank; said Note assumed by Mestek, Inc. in the
         purchase of certain assets of Arrow United Industries, Inc.        (D)

10.16 Equipment Lease Agreement dated January 1, 1993 between Machinery Rental Company (Lessor) and Vulcan Radiator Corporation (Lessee). (E)

10.17    Equipment Lease Agreement dated January 1, 1993 between Machinery
         Rental Company (Lessor) and Mestek, Inc. (Lessee).                 (E)

10.18    Equipment Lease Agreement dated January 1, 1993 between
         Elizabeth C. Reed Trust (Lessor) and Mestek, Inc. (Lessee).        (E)

10.19    1996 Mestek, Inc. Stock Option Plan.                               (I)

10.20 Amended and Restated Revolving Loans and Foreign Exchange Facilities Agreement between Mestek, Inc. and Bank Boston dated July 15, 1997.(J)

10.21    Lease dated January 1, 1997 between Pacific Air Balance, Inc. (Lessee)
         and Production Realty, Inc. (Lessor).                              (J)

10.22 Letter Agreement between Mestek, Inc. and the Travelers Insurance Company, dated March 1, 1996, regarding five and fifty-three hundredth
         percent (5.53%) Senior Notes due March 1, 1998.                    (K)

10.23    Supplemental Executive Retirement Agreements entered into between
         Mestek, Inc. and certain of its officers.                          (J)

10.24 Lease dated July 1, 1999 between Mestek (Lessee) and Sterling Realty Trust (Lessor) for 1st floor - Torrington Building.

10.25 Lease dated July 1, 1999 between Mestek (Lessee) and Sterling Realty Trust (Lessor) for 3rd & 4th Floor - Torrington Building.

10.26 Bill of Sale dated January 1, 1999 between Mestek (Purchaser) and Sterling Realty Company (Seller).

10.27 Bill of Sale dated January 1, 1999 between Mestek (Purchaser) and Elizabeth C. Reed Trust (Seller).

10.28 Bill of Sale dated January 1, 2000 between Mestek (Purchase) and Machinery Rental Company (Seller)

10.29    Asset Purchase Agreement dated March 18, 1999 among CTS Corporation,
         Dynamics Corporation of America, and Mestek, Inc.                  (F)

10.30 Second Amended and Restated Agreement and Plan of Merger and Investment Agreement dated October 25, 1999 among Simione Central Holdings, Inc., MCS, Inc., Mestek, Inc., John E. Reed,
         Stewart B. Reed, and E. Herbert Burk.                              (G)

10.31 Agreement and Plan of Reorganization by and betwwe Formtek Acquisition, Inc., Formtek, Inc., and Met-Coil Systems Corporation dated March 13, 2000

10.32 Bill of Sale dated January 1, 1999 between Mestek (Purchaser) and Sterling Realty Company (Seller).

10.33 Bill of Sale dated January 1, 2000 between Mestek (Purchase) and Machinery Rental Company (Seller)

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

        (B) Filed as an Exhibit to the Current Report on Form 8-K dated July 2, 1987

        (C) Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 1987

        (D) Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 1993

        (E) Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 1994

        (F) Filed as an Exhibit to the Current Report on Form 8-k dated April 6, 1999.

        (G) Incorporated by reference from the from the Form 10 file by MCS, Inc. with the Securities and Exchange Commission on October 26, 1999, File No. 000-27829.

        (H) Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 1998.

        (I) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
        (J) Filed as an Exhibit tot eh Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

        (K) Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 1996.

        (L) Filed as and Exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

                                                                  Exhibit 11.1

                                  MESTEK, INC.

              Schedule of Computation of Earnings Per Common Share

Years Ended December 31,

                                           1999           1998             1997
                                           ----           ----             ----

Net income for earnings per share        $17,917         $16,064         $14,405
                                         =======         =======         =======

Basic weighted average number of
common shares outstanding                  8,857           8,921           8,929
                                         =======         =======         =======

Basic earnings per common share           $2.02           $1.80           $1.61
                                         =======         =======         =======

Diluted weighted average number of
common shares outstanding                  8,887           8,949           8,951
                                         =======         =======         =======

Diluted earnings per common share         $2.02           $1.80           $1.61
                                         =======         =======         =======

                                                                   Exhibit 22.1

                              LIST OF SUBSIDIARIES

                                                                 Jurisdiction of
                                                                       Formation

Name

Advanced Thermal Hydronics, Inc.                             Delaware
Alapco Holding, Inc.                                         Delaware
Anemostat, Inc                                               Delaware
Boyertown Foundry Company                                    Pennsylvania
Deltex Partners, Inc.                                        Delaware
Formtek, Inc.                                                Delaware
     Formtek Acquistion, Inc.                                Delaware
     Hill Engineering, Inc.                                  Illinois

Gentex Partners, Inc.                                        Texas
     Mestex, Ltd. (Texas limited partnership)                Texas
     Yorktown Properties, Ltd. (Texas limited partnership)   Texas

HBS Aquisition Corporation                                   Delaware
Keyser Properties, Inc.                                      Delaware
Lexington Business Trust (Massachusetts business trust)      Massachusetts
MCS, Inc.                                                    Pennsylvania
Mestek Canada, Inc.                                          Ontario
     1291893 Ontario, Inc.                                   Ontario
           Ruscio Brother Refractory, Ltd.                   Ontario
           988721 Ontario, Inc.                              Ontario
Mestek Foreign Sales Corporation                             U.S. Virgin Islands
Mestek Technology, Inc.                                      Delaware
National Northeast Corporation                               Delaware
Omega Flex, Inc.                                             Pennsylvania
Pacific/Air Balance, Inc.                                    California
TEK Capital Corporation                                      Delaware
Westcast, Inc.                                               Massachusetts

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

     Director and/or Officer                          Year of Execution

     A. Warne Boyce                                        1987
     E. Herbert Burk                                       1987
     William J. Coad                                       1987
     David R. Macdonald                                    1987
     David M. Kelly                                        1996
     Winston R. Hindle, Jr.                                1995
     David W. Hunter                                       1987
     John E. Reed                                          1987
     Stewart B. Reed                                       1987
     James A. Burk                                         1987
     R. Bruce Dewey                                        1990
     Robert G. Dewey                                       1988
     Nicholas Kakavis                                      1987
     Richard J. McKnight                                   1987
     Walter J. Markowski                                   1990
     John F. Melesko, Jr.                                  1987
     Jack E. Nelson                                        1996
     William S. Rafferty                                   1990
     Stephen M. Shea                                       1987
     Charles J. Weymouth                                   1995
     Kevin R. Hoben                                        1996
     Stephen M. Schwaber                                   1997
     Phil K. LaRosa                                        1997
     Robert P. Kandel                                      1997
     Richard E. Kessler                                    1997
     Timothy P. Scanlan                                    1997

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MESTEK, INC.

Date:  March 31, 2000                     By: /S/ John E. Reed
       ------------------------           ----------------
                                          John E. Reed, Chairman of the Board
                                          and Chief Executive Officer

Date:  March 31, 2000                     By: /S/ Stephen M. Shea
       ------------------------           -------------------
                                          Stephen M. Shea, Senior Vice President
                                          Finance, Chief Financial Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 31, 2000                     By: /S/ A. Warne Boyce
       ------------------------           ------------------
                                          A. Warne Boyce, Director




Date:  March 31, 2000                     By: /S/ E. Herbert Burk
       ------------------------           ------------------
                                          E. Herbert Burk, Director




Date:  March 31, 2000                     By: /S/ William J. Coad
       ------------------------           -------------------
                                          William J. Coad, Director

Date:  March 31, 2000                     By: /S/ David M. Kelly
       ------------------------           -----------------
                                          David M. Kelly, Director




Date:  March 31, 2000                     By: /S/ Winston R. Hindle, Jr.
       ------------------------           --------------------------
                                          Winston R. Hindle, Jr., Director




Date:  March 31, 2000                     By: /S/ David W. Hunter
       ------------------------           -------------------
                                          David W. Hunter, Director




Date:  March 31, 2000                     By: /S/ David R. Macdonald
       ------------------------           ----------------------
                                          David R. Macdonald, Director


Date:  March 31, 2000                     By: /S/ John E. Reed
       ------------------------           ----------------
                                          John E. Reed, Director




Date:  March 31, 2000                     By: /S/ Stewart B. Reed
       ------------------------           -------------------
                                          Stewart B. Reed, Director