Form 10-Q
period 2000-03-31
MESTEK INC
filed 2000-05-15
CIK 65195

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended: March 31, 2000

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

The number of shares of Common Stock outstanding as of April 30, 2000, was 8,743,103.

                                  MESTEK, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                      INDEX

PART I - FINANCIAL INFORMATION                                         Page No.
                                                                       --------

Condensed consolidated balance sheets at March 31, 2000
    and December 31, 1999                                                 3 - 4

Condensed consolidated statements of income for the three
    months ended March 31, 2000 and 1999                                      5

Condensed consolidated statements of cash flows for the three
    months ended March 31, 2000 and 1999                                      6

Condensed consolidated statement of changes in shareholders' equity
    for the period from January 1, 1999 through March 31, 2000                7

Notes to the condensed consolidated financial statements                   8-14

Management's Discussion and Analysis of Financial Condition
    and Results of Operations                                                15


PART II - OTHER INFORMATION

Statement of Computation of Per share Earnings                               16


SIGNATURE                                                                    16

In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                  MESTEK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                                     March 31,         Dec. 31,
                                                       2000                1999
                                                     ---------         ---------
                                                       (Dollars in thousands)

ASSETS

Current Assets

Cash                                                      $778           $4,468
Accounts Receivable - less allowances of,
$3,782 and $3,627 respectively                          59,280           66,605
Unbilled Accounts Receivable                               285              447
Inventories                                             58,805           54,688
Other Current Assets                                     6,036            5,815
                                                      --------          --------

Total Current Assets                                   125,184          132,023

Property and Equipment - net                            69,837           69,067
Notes Receivable                                          ---             3,850
Investment in Simione                                    6,850              ---
Other Assets and Deferred Charges - net                  6,033            7,146
Excess of Cost over Net Assets of Acquired Companies    34,740           30,167
                                                      ---------        ---------

Total Assets                                          $242,644         $242,253
                                                      =========        =========


See the Notes to Condensed Consolidated Financial Statements.


     Continued on next page

                                  MESTEK, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                                   (Unaudited)

                                                       March 31,       Dec. 31,
                                                         2000            1999
                                                       ---------      ----------
                                                         (Dollars in thousands)

LIABILITIES, AND SHAREHOLDERS' EQUITY
Current Liabilities

Current Portion of Long-Term Debt                       $18,130         $14,467
Accounts Payable                                         19,037          18,335
Accrued Compensation                                      3,085           6,778
Accrued Commissions                                       2,403           3,314
Progress Billings in Excess of Cost and Estimated Earnings  301           3,257
Customer Deposits                                         4,574           5,409
Other Accrued Liabilities                                19,662          16,731
                                                        --------       ---------

Total Current Liabilities                                67,192          68,291

Long-Term Debt                                           20,311          20,324
Other Liabilities                                         1,978           2,104
                                                        --------       ---------

Total Liabilities                                        89,481          90,719
                                                        --------       ---------

Minority Interests                                        2,983           2,917
                                                        --------       ---------

Shareholders' Equity

Common Stock - no par, stated value $0.05 per share,
9,610,135 shares issued                                     479             479
Paid in Capital                                          15,434          15,434
Retained Earnings                                       145,168         143,180
Treasury Shares, at cost, (867,032 and 846,132
common shares, respectively)                             (9,809)         (9,393)
Cumulative Translation Adjustment                        (1,092)         (1,083)
                                                        --------       ---------
Total Shareholders' Equity                              150,180         148,617
                                                        --------       ---------

Total Liabilities, and Shareholders' Equity            $242,644        $242,253
                                                       =========       =========


See the Notes to Condensed Consolidated Financial Statements.

                                  MESTEK, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                     2000                1999
                                                   --------             ------
                                        (In thousands, except for share amounts)


Net Sales                                          $89,476            $77,562
Net Service Revenues                                   291                423
                                                   --------           --------

Total Revenues                                      89,767             77,985

Cost of Goods Sold                                  64,209             55,969
Cost of Service Revenues                               142                236
                                                   --------           --------

Gross Profit                                        25,416             21,780

Selling Expense                                     11,528              9,970
General and Administrative Expense                   4,495              3,724
Engineering Expense                                  2,791              2,153
                                                   --------            -------

Operating Profit                                     6,602              5,933

Interest Expense                                      (247)              (259)
Other Income (Expense) - net                           (37)              (183)
                                                   --------            -------
Income from Continuing
    Operations Before Income Taxes                   6,318              5,491

Income Taxes                                         2,468              2,145
                                                   --------            -------

Income from Continuing Operations                    3,850              3,346
                                                   --------            -------

Discontinued Operations:
(Loss) Income from operations of
Discontinued Segment before taxes                     (478)               199
Applicable Income Tax Benefit (Expense                 167                (26)
                                                   --------            -------
(Loss) Income from Operations of Discontinued Segment (311)               173

Net Income                                          $3,539             $3,519
                                                   ========            =======

Basic Earnings (Loss) Per Common Share

Continuing Operations                                $ .44              $ .38
Discontinued Operations                             ($ .04)             $ .02
                                                   --------            -------
Net Income                                           $ .40              $ .40
                                                   ========            =======

Basic Weighted Average Shares Outstanding            8,745              8,881
                                                   ========            =======

Diluted Earnings (Loss) Per Common Share

Continuing Operations                                $ .44              $ .38
Discontinued Operations                             ($ .04)             $ .02
                                                   --------            -------
Net Income                                           $ .40              $ .40
                                                   ========            =======

Diluted Weighted Average Shares Outstanding          8,762             8,908
                                                   ========            =======


See the Notes to Condensed Consolidated Financial Statements.

                                  MESTEK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                            Three Months Ended
                                                                  March 31,

                                                          2000           1999
                                                         ------         ------
                                                        (Dollars in thousands)

Cash Flows from Operating Activities:
Net Income                                              $3,539          $3,519
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization                            2,867           2,221
Provision for Losses on Accounts Receivable                130             108
Change in Assets & Liabilities:
Cash Flows Provided by (Used in) Changes In:
Accounts Receivable                                      5,024           2,678
Unbilled Accounts Receivable                               162             (12)
Inventory                                               (3,255)            137
Other Assets                                              (586)            256
Accounts Payable                                           592          (5,823)
Accrued Expenses                                        (1,765)           (819)
Progress Billings                                         (116)            (65)
Other Long Term Liabilities                                255             (15)
                                                       --------         --------
Net Cash Provided by Operating Activities                6,847           2,185
                                                       --------         --------

Cash Flows from Investing Activities:
Capital Expenditures                                    (2,810)         (3,771)
Additional Investment in Simione                        (3,000)           ---
Acquisition of Businesses (net of cash acquired)        (8,018)        (22,941)
                                                       --------        --------
Net Cash Used in Investing Activities                  (13,828)        (26,712)
                                                       --------        --------

Cash Flows from Financing Activities:
Net Borrowings Under Line of Credit Agreements           3,673          23,690
Principal Payments Under Long Term Debt Obligations        (23)            (21)
Increase in Minority Interests                              66              48
Repurchase of Common Stock                                (416)           (339)
Cumulative Translation Adjustments                          (9)              5
                                                       --------         --------
Net Cash Provided by (Used in) Financing Activities      3,291          23,383
                                                       --------         --------

Net Decrease in Cash and Cash Equivalents               (3,690)          (1,144)
Cash and Cash Equivalents - Beginning of Period          4,468            3,777
                                                       --------         --------

Cash and Cash Equivalents - End of Period                 $778           $2,633
                                                       =========       =========

See the Notes to Condensed Consolidated Financial Statements.


                                  MESTEK, INC.

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                   (Unaudited)

              For the period January 1, 1999 through March 31, 2000
                                                                                                   Cumulative
                                              Common        Paid In     Retained     Treasury      Translation
                                               Stock        Capital     Earnings     Shares        Adjustment        Total
Balance - January 1, 1999                      $479         $15,434     $125,263     ($6,790)      ($1,088)          $133,298

Net Income                                                                17,917                                       17,917
Common Stock Repurchased                                                              (2,603)                          (2,603)
Cumulative Translation Adjustment                                                                        5                  5
                                              ------        -------     --------     --------      ---------         ---------
Balance - December 31, 1999                    $479         $15,434     $143,180     ($9,393)      ($1,083)          $148,617

Net Income                                                                 3,539                                        3,539
Dividends Paid in MCS, Inc. common stock                                  (1,551)                                      (1,551)
Common Stock Repurchased                                                                (416)                            (416)
Cumulative Translation Adjustment                                                                       (9)                (9)
                                              ------        -------     --------     --------      ---------         ---------
Balance - March 31, 2000                       $479         $15,434     $145,168     ($9,809)      ($1,092)          $150,180
                                              ======        =======     ========     =========     =========         =========


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

Income Taxes

Provisions  for income tax in the  amounts of  $2,301,000  and  $2,171,000  were
recorded  for  the   three-month   periods   ended  March  31,  2000  and  1999,
respectively.

Excess of Cost Over net Assets of Acquired Companies (Goodwill)
---------------------------------------------------------------

The Company amortizes Goodwill on the straight-line basis over the estimated period to be benefited. The acquisition of the assets of Anemostat on March 26, 1999 resulted in Goodwill of approximately $6,800,000, which will be amortized over 25 years. The acquisition of the assets of Wolfram, Inc., as more fully described in Note 2, resulted in Goodwill of approximately $2,700,000, which will be amortized over 25 years. The acquisition of selected assets of B & K Rotary Machinery International Corporation, as more fully described in Note 2, resulted in Goodwill of approximately $2,200,000, which will be amortized over 25 years. The Company continually evaluates the carrying value of Goodwill. Any impairments would be recognized when the expected future operating cash flows derived from such Goodwill is less than their carrying value.

Comprehensive Income

For the period ended March 31, 2000 and March 31, 1999, respectively, the components of other comprehensive income were immaterial and consisted solely of foreign currency translation adjustments.

Reclassification

Reclassifications   are  made   periodically  to  previously   issued  financial
statements to conform with the current year presentation.

Note 2 - Business Acquisitions

         On January 28, 2000, the Company acquired substantially all of the operating assets of Wolfram, Inc. d/b/a Cesco Products ("Cesco") located in Minneapolis, Minnesota. Cesco manufactures vertical and horizontal louvers; controls and fire/smoke dampers; gravity ventilators, louver penthouses and walk-in access doors for the HVAC industry at its location in Minneapolis, Minnesota. The Cesco products are complementary to the Company's existing louver and damper businesses. The purchases price paid for the assets acquired was approximately $5,991,000, including assumed liabilities of approximately $991,000. The Company accounted for this acquisition under the purchase method of accounting and accordingly recorded goodwill of approximately $2,700,000.

         On February 10, 2000, the Company acquired the designs, intellectual property and certain physical assets of B & K Rotary Machinery International Corporation ("B & K") of Brampton, Ontario, Canada. B & K is a well-known and experienced manufacturer of highly engineered metal processing line. B & K equipment is found in steel processing centers, tube/pipe production plants and roll-forming facilities around the world. The B & K Supermill(TM), Rotary Shear(TM), and Rotary Pierce(TM) designs are the technology of choice among leading producers of light gauge steel framing used in building construction. The purchase price paid for the assets acquired was approximately $2,800,000. The Company accounted for this acquisition under the purchase method of accounting and accordingly, recorded goodwill of approximately $2,200,000.

         On March 14, 2000, the Company and MetCoil Systems Corporation, ("MetCoil") announced that they have entered into a definitive merger agreement under which MetCoil will be merged into a wholly owned subsidiary of the Company for approximately $32 million. The Company hopes to complete this merger during the second quarter of fiscal 2000.

         The merger is subject to approval by MetCoil's stockholders at the meeting scheduled for June 1, 2000. Review under the Hart-Scott-Rodino Act resulted in early termination. All other conditions were further described in a proxy statement mailed to MetCoil's stockholders in late April. The Board of Directors of MetCoil has unanimously recommended that stockholders approve the merger.

         MetCoil manufactures advanced sheet-metal-forming equipment, fabricating equipment and computer-controlled fabrication systems for the global market. The Company employs approximately 270 people, principally in its Cedar Rapids, Iowa and Lisle, Illinois manufacturing facilities, and had revenues for the fiscal year ended May 31, 1999 of $45.8 million. MetCoil's products are complementary with those of the Company's Metal Forming Segment.

Note 3 - Discontinued Operation

         On May 26, 1999 the Company entered into an agreement, (the Agreement), to merge its wholly owned subsidiary, MCS, Inc. (MCS) into Simione Central Holdings, Inc. (Simione). Simione is a provider of information systems and services to the home health care industry supplying information systems, consulting and agency support services to customers nationwide. Simione provides freestanding, hospital based and multi-office Home Health Care Providers (including certified, private duty, staffing, HME, IV therapy, and hospice) with information solutions that address all aspects of home care operations. Simione maintains offices nationwide and is headquartered in Atlanta, Georgia.

         Under the terms of the Agreement, for every share of outstanding Simione common stock, Simione would issue .85 shares of its common stock to the Company. As a result, the Company would own, based on the number of Simione common shares outstanding at the date of the Agreement, approximately 46% of Simione after the merger is completed. On August 12, 1999, Simione, with the Company's consent, acquired all of the outstanding common stock of CareCentric Solutions, Inc. for $200,000 and acquired all of the Preferred Stock of CareCentric Solutions, Inc. in return for 3.1 million newly issued shares of Simione Series A Preferred Stock, which may be converted on a one for one basis into Simione common shares upon consent of a majority of the Simione shareholders. The Series A Preferred Stock was converted to common stock after shareholder approval on March 7, 2000. As a result the Company would expect to own, barring other changes in the capital structure of Simione, approximately 38% of Simione after the merger is completed. Under the terms of the Agreement, MCS's ProfitWorks segment will remain with the Company.

         On September 9, 1999, Mestek, Inc. ("Mestek") announced that it had entered into an amendment to the Plan and Agreement of Merger dated May 26, 1999 (the "Amendment") between Simione Central Holdings, Inc. ("SCHI"), Mestek, and its wholly-owned subsidiary, MCS, Inc. ("MCS"), whereby the shares of common stock of MCS will be distributed to the Mestek common shareholders in a spin-off transaction (the Spin-off), and MCS will then be merged with and into SCHI, (the Merger). The Spin-off and the Merger were completed on March 7, 2000, after shareholder approval.

         In connection with the Amendment, Mestek loaned to SCHI a total of $4,000,000 on a short-term basis. Upon the closing of the above-mentioned merger, the $4,000,000 loan was canceled, and Mestek contributed an additional $2,000,000 to the capital of SCHI in return for newly issued Series B Preferred Stock of SCHI. The Series B Preferred Stock issued to Mestek super has voting rights equivalent to 2.2 million shares of SCHI common stock. Recently Mestek has agreed to reduce such voting rights by half to comply with NASDAQ's voting rights policy, in exchange for a three-year warrant. Mestek also received as part of it capital contribution to SCHI a warrant for the subsequent purchase of 400,000 shares of SCHI common stock. The Amendment also provided, upon consummation of the merger, for the appointment to the SCHI Board of Directors of six individuals designated by Mestek, and the obligation of the Mestek Major Shareholders (as defined in the Amendment) to vote for the nominees to the SCHI Board of Directors for eighteen months after the effective date of the merger.

         Mestek also loaned Simione $850,000 on November 11, 1999 on a short-term basis. Upon consummation of the merger, the loan was converted to $850,000 of newly issued Series C Preferred Stock. The Series C Preferred stock has voting rights equal to 170,000 shares of SCHI common stock.

         On March 6, 2000, the Company completed the Spin-off and on March 7, 2000, the subsequent merger of its wholly owned subsidiary, MCS, Inc., into Simione Central Holdings, Inc. The net Book Value of the assets of MCS, Inc. of approximately $1,551,000 has been treated as a dividend to the shareholders of the Company. The Company has accounted for the operations of MCS prior to that date as a discontinued operation in accordance with APB30.

         Summarized financial information for the discontinued operations, were as follows:

                                           Quarter ended            Years ended
                                           March 31, 2000      1999        1998
                                           --------------      ----        ----

         Operating Revenues                     $1,701       $16,648   $14,901

         (Loss) Income before Provision

              for Income Taxes                   ($478)         $772    $1,712

         (Loss) Income from
              Discontinued Operations.

         Net of Income Tax                       ($311)         $466    $1,026



                                                      At December 31, 1999

         Current Assets                                       $4,648
         Total Assets                                         $6,696

        Current Liabilities                                   $6,191
         Total Liabilities                                    $6,191

         Net Assets of Discontinued Operations                  $505


Note 4 - Inventories

             Inventories consisted of the following at:
                                            March 31,              December 31,
                                              2000                      1999
                                              ----                      ----

Finished Goods                              $21,268                   $18,692
Work-in-progress                             15,789                    14,865
Raw materials                                28,952                    28,335
                                             ------                    ------
                                             66,009                    61,892
Less provision for LIFO
  Method of valuation                        (7,204)                   (7,204)
                                            -------                   -------
                                            $58,805                   $54,688
                                            =======                   =======




Note 5 - Property and Equipment

                                           March 31,                 Dec. 31,
                                            2000                       1999
                                          ----------                  ------

Land                                      $  2,853                   $  2,853
Building                                    26,917                     26,792
Leasehold Improvements                       4,640                      4,415
Equipment                                   97,843                     96,028
                                            ------                  ---------

                                           132,253                    130,088
Accumulated Depreciation                   (62,416)                   (61,021)
                                           --------                   -------

                                         $  69,837                  $  69,067
                                          =========                  =========


Note 6 - Long-Term Debt

                                        March 31,                     Dec. 31,
                                         2000                          1999
                                       -------------                  --------

Revolving Loan Agreement                $ 38,031                      $ 34,358
Other Bonds and Notes Payable                410                           433
                                      -----------                   -----------

                                          38,441                        34,791
Less Current Maturities                  (18,130)                      (14,467)
                                         --------                      --------

                                        $ 20,311                      $ 20,324
                                        ========                      ========

         Revolving Loan Agreement - The Company has a Revolving Loan Agreement and Letter of Credit Facility (the Agreement) with a commercial bank. The Agreement provides $55 million of unsecured revolving credit and $10 million of standby letter of credit capacity. Borrowings under the Agreement bear interest at a floating rate based on the bank's prime rate less one percent (1.00%) or, at the discretion of the borrower, LIBOR plus a quoted market factor or, alternatively, in lieu of the prime based rate, a rate based on the overnight Federal Funds Rate. The Agreement has been extended on a one-year basis through April 30, 2001. The Revolving Loan Agreement contains financial covenants, which require that the Company maintain certain current ratios, working capital amounts, capital bases and leverage ratios. This Agreement also contains restrictions regarding the creation of indebtedness, the occurrence of mergers or consolidations, the sale of subsidiary stock and the payment of dividends in excess of 50 percent (50%) of net income.

         Note Payable - The Company has a Demand Loan Facility with a second commercial bank under which the Company can borrow up to $10,000,000 on a LIBOR basis. The facility expires on April 1, 2000, with no balance outstanding as of March 31, 2000.

Note 7 - Interim Segment Information

Description of the types of products and services from which each reportable segment derives its revenues:

The Company has three reportable segments: the manufacture of heating, ventilating and air-conditioning equipment (HVAC), the manufacture of metal handling and metal forming machinery (Metal Forming), and the production of metal products (Metal Products). As further described in Note 3, the Company discontinued its Computer Software segment during fiscal 2000.

The Company's HVAC segment manufactures and sells a wide variety of residential, commercial and industrial heating, cooling, and air distribution products to independent wholesales supply warehouses, to mechanical, sheet metal and other contractors, and in some cases to other HVAC manufacturers under original equipment manufacture (OEM) contracts. The products include finned tube and baseboard radiation equipment gas fired heating and ventilating equipment, air damper equipment and related air distribution products and commercial and residential boilers. The products are marketed under a number of franchise names including Sterling, Beacon Morris, Smith, Hydrotherm, RBI, Vulcan, Applied Air, Wing, AWV, ABI, Arrow, Koldwave, Anemostat and Spacepak. Assets totaling approximately $5,991,000 acquired in the CESCO acquisition on January 28, 2000, as more fully described in Note 2, have been added to the Company's HVAC segment.

The Company's Metal Products segment manufactures a variety of metal products including aluminum extrusions, flexible metal hose and gray iron castings. This segment sells its products mostly as components to manufacturers who incorporate them into their own products. In some cases flexible metal hose is sold to distributors.

The Company's Metal Forming Segment designs, manufactures and sells a variety of metal Forming equipment and related machinery under names such as Cooper-Weymouth, Peterson, Dahlstrom, Hill Engineering, Coilmate-Dickerman, and Rowe. The products are sold through independent dealers in most cases to end-users and in some cases to other original equipment manufacturers. The products include roll formers, wing benders, coil feeds, straighteners, cradles, cut-to-length lines, specialty dies, rotary punch, tube feed and cut-off and flying cut-off saws. Assets totaling approximately $2,800,000 acquired in the B & K acquisition on February 10, 2000 as more fully described in Note 2, have been added to the Company's Metal Forming segment

Measurement of segment profit or loss and segment assets:

The Company evaluates performance and allocates resources based on profit or loss from operations before interest expense and income taxes, (EBIT) not including non-operating gains and losses. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Inter-segment sales and transfers are recorded at prices substantially equivalent to the Company's cost; inter-company profits on such inter-segment sales or transfers are not material.

Factors management used to identify the enterprise's reportable segments:

The Company's reportable segments are business units that offer different products. The reportable segments are each managed separately because they manufacture and distribute distinct products using distinct production processes intended for distinct marketplaces.

Three Months ended

March 31, 2000:

                                             Metal      Metal     All
                                   HVAC      Products   Forming   Others Totals
                                   ----      --------   -------   ------ ------

Revenues from External Customers   $62,432   $18,479    $8,565    $291   $89,767

Segment Operating Profit            $3,757    $2,658      $192     ($5)   $6,602



Three Months ended

March 31, 1999:

                                              Metal      Metal    All
                                    HVAC      Products   Forming  Others  Totals
                                    ----      --------   -------  ------  ------

Revenues from External Customers    $54,132   $15,543    $7,887   $423   $77,985

Segment Operating Profit             $3,694    $1,919      $292    $28    $5,933


Note 8 - Earnings Per Common Share

Basic  earnings per share were  computed  using the weighted  average  number of
common  shares  outstanding.   Common  stock  options  were  considered  in  the
computation of diluted earnings.

Note 9 - Common Stock Buyback Program

During the first quarter of 2000 the Company continued its program of selective "open market" purchases of its common stock acquiring 20,900 shares. All such shares are accounted for as treasury shares. No purchases have been made since January 13, 2000

Note 10 - Stock Option Plans

On March 20, 1996 the Company adopted a stock option plan, the Mestek, Inc. 1996 Stock Option Plan, (the Plan), which provides for the granting of incentive and non-qualified stock options of up to 500,000 shares of stock to certain employees of the Company and other persons, including directors, for the purchase of the Company's common stock at fair market value at the date of grant. The Plan was approved by the Company's shareholders on May 22, 1996. Options granted under the plan vest over a five-year period and expire at the end of ten years. All options granted under the Plan total 175,000 shares, none of which have been exercised at March 31, 2000. No options were granted in the first quarter of 2000.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation

Total Revenues in the Company's HVAC segment, as illustrated in Note 8 to the Condensed Consolidated Financial Statements, during the first quarter of 2000 were increased relative to the first quarter of 1999, by 15%. Primarily this increase is due to sales from the Company's Anemostat division which was acquired on March 26, 1999 and sales from the Company's CESCO division which was acquired on January 28, 2000. Gross profit margins for the HVAC segment were relatively unchanged at 28%. Operating income for this segment was accordingly increased from $3,694,000 in the first quarter of 1999 to $3,757,000 in the first quarter of 2000.

Total Revenues in the Company's Metal Products segment, as illustrated in Note 8 to the Condensed Consolidated Financial Statements, were up 19% during the first quarter of 2000, principally as a result improved performance at National Northeast Corporation which had experienced sub-par 1999 performance due to relocation and installation of a new press. In addition, this segment's Omega Flex division continued to expand sales of it TracPipe(R) flexible gas piping product. As a result of these factors, gross profit margins and operating income increased significantly during the first quarter of 2000.

Total Revenues in the Company's Metal Forming segment, as illustrated in Note 8 to the Condensed Consolidated Financial Statement were up 9% reflecting an improvement in the Company's ability to meet its delivery schedules for Metal Forming Equipment, especially standard coil handling equipment and tooling. Gross Profit Margins for the Metal Forming segment were reduced approximately 3% primarily due to the effect of certain low-margin jobs completed during this quarter. Operating income was accordingly reduced from $292,000 in the first quarter of 1999 to $192,000 in the first quarter of 2000.

For the Company as a whole, Sales, General and Administrative, and Engineering costs, taken together as a percentage of Total Revenues, were slightly increased from 20.32% to 20.95%.

Operating income for the first quarter of 2000 for the Company as a whole increased by $669,000 or 11% reflecting the net effect of the factors mentioned above.

The Company's total debt (long-term debt plus current portion of long-term debt) reflecting the acquisitions made in the first quarter of 2000 increased by $3.6 million during the quarter ended March 31, 2000. Management regards the Company's current capital structure and banking relationships as fully adequate to meet foreseeable future needs. Except for the non-cash distribution of the stock of MCS during first quarter 2000 as further described in Note 3, the Company has not paid dividends on its common stock since 1979.

The Company's Annual Meeting of Shareholder was held 11 a. m., May 12, 2000 at the Reed Institute adjacent to the Company's headquarters in Westfield, Massachusetts.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a) Statement of Computation of Per Share Earnings ... Page 14

(b) Registrant filed three reports on Form 8-K during the quarter for which this report is filed.

(c) Mr. William S. Rafferty, Senior Vice President-Marketing returned from a medical leave of absence on May 11, 2000.

                                  MESTEK, INC.
              SCHEDULE OF COMPUTATION OF EARNINGS PER COMMON SHARE

                                                Three Months Ended March 31,

                                               2000                       1999
                                              --------                   ------
                        (Amounts in thousands, except earnings per common share)

Net Income                                   $   3,539             $   3,519
                                             =========             =========

Basic Earnings (Loss) Per Common Share

  Continuing Operations                     $    .44                $    .38
     Discontinued Operations               ($    .04)               $    .02
                                           ----------               --------
     Net Income                             $    .40                $    .40
                                            ========                ========

Basic Weighted Average Shares Outstanding      8,745                   8,881
                                            =========               =========

Diluted Earnings (Loss) Per Common Share

     Continuing Operations                  $    .44              $     .38
     Discontinued Operations               ($    .04)             $     .02
                                           ----------             ---------
     Net Income                             $    .40              $     .40
                                             ========             =========

Diluted Weighted Average Shares Outstanding    8,762                  8,908
                                            =========             =========



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MESTEK, INC.
                                ------------
                                (Registrant)


Date: May 10, 2000              By: /S/ Stephen M. Shea
                                --------------------
                                Stephen M. Shea, Senior Vice President - Finance
                                  and CFO (Chief Financial Officer)