Form 10-Q
period 2000-06-30
MESTEK INC
filed 2000-08-21
CIK 65195

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended: June 30, 2000

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

The number of shares of Common Stock outstanding as of July 27, 2000, was 8,743,103.

                                  MESTEK, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                      INDEX

PART I - FINANCIAL INFORMATION                                         Page No.

Condensed consolidated balance sheets at June 30, 2000
         and December 31, 1999                                          3 - 4

Condensed consolidated statements of income for the three
         months ended June 30, 2000 and 1999 and the six months ended
         June 30, 2000 and 1999                                          5

Condensed consolidated statements of cash flows for the six
         months ended June 30, 2000 and 1999                             6

Condensed consolidated statement of changes in shareholders' equity
         for the period from January 1, 1999 through June 30, 2000       7

Notes to the condensed consolidated financial statements                8 - 15

Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       16


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                17

Item 7 - Submission of Matters to a Vote of Security Holders             17

Statement of Computation of Per share Earnings                           18


SIGNATURE                                                                18

In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                  MESTEK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                         June 30,       Dec. 31,
                                                           2000           1999
                                                       ---------       ---------
                                                         (Amount in thousands)
                                                        (unaudited)    (audited)

ASSETS
Current Assets
  Cash                                                   $2,481          $4,468
  Accounts Receivable - less allowances of,
    $3,994 and $3,627 respectively                       65,283          66,605
  Unbilled Accounts Receivable                               40             447
  Inventories                                            72,828          54,688
  Other Current Assets                                    8,689           5,815
                                                       ---------       ---------

    Total Current Assets                                 149,321         132,023

Property and Equipment - net                             75,732          69,067
Notes Receivable                                           ---            3,850
Investment in Simione Central Holdings, Inc.              6,850            ---
Other Assets and Deferred Charges - net                   9,418           7,146
Excess of Cost over Net Assets of Acquired Companies     56,983          30,167
                                                       ---------         -------

    Total Assets                                       $298,304        $242,253
                                                       =========       =========



See the Notes to Condensed Consolidated Financial Statements
Continued on next page

                                  MESTEK, INC.

                                                       June 30,         Dec. 31,
                                                         2000              1999
                                                     ----------          -------
                                                         (Amounts in thousands)
                                                        (unaudited)    (audited)
LIABILITIES, AND SHAREHOLDERS' EQUITY
Current Liabilities

  Current Portion of Long-Term Debt                     $79,201         $14,467
  Accounts Payable                                       23,826          18,335
  Accrued Compensation                                    4,878           6,778
  Accrued Commissions                                     2,379           3,314
  Progress Billings in Excess of Cost
   and Estimated Earnings                                   253           3,257
  Customer Deposits                                       8,725           5,409
  Other Accrued Liabilities                              20,695          16,731
                                                        --------       ---------

    Total Current Liabilities                           139,957          68,291

Long-Term Debt                                              301          20,324
Other Liabilities                                         2,048           2,104
                                                       ---------       ---------

    Total Liabilities                                   142,306          90,719
                                                       ---------       ---------

Minority Interests                                        3,056           2,917
                                                       ---------       ---------

Shareholders' Equity

  Common Stock - no par, stated value $0.05 per share,
   9,610,135 shares issued                                  479             479
  Paid in Capital                                        15,434          15,434
  Retained Earnings                                     148,000         143,180
  Treasury Shares, at cost, (867,032 and 846,132
   common shares, respectively)                          (9,808)         (9,393)
  Cumulative Translation Adjustment                      (1,163)         (1,083)
                                                       ---------       ---------
    Total Shareholders' Equity                          152,942         148,617
                                                       ---------       ---------

    Total Liabilities, and Shareholders' Equity        $298,304        $242,253
                                                       =========       =========


See the Notes to Condensed Consolidated Financial Statements.

                                  MESTEK, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                            Three Months Ended  Six Months Ended
                                                  June 30,         June 30,
                                               2000     1999     2000     1999
                                              ------   ------   ------   ------
                                                    (Amounts in thousands,
                                              except earnings per common share)

Net Sales                                    $92,115  $84,508 $181,590 $162,070
Net Service Revenues                             229     ---     2,222     ---
                                              -------  -------  -------  -------

Total Revenues                                92,344   84,508  183,812  162,070

Cost of Goods Sold                            66,815   60,825  131,024  116,794
Cost of Service Revenues                         159     ---     1,681     ---
                                              -------  -------  -------  -------

Gross Profit                                  25,370   23,683   51,107   45,276

Selling Expense                               12,090   11,374   24,013   21,290
General and Administrative Expense             4,976    4,217    9,671    7,865
Engineering Expense                            2,834    2,331    5,826    4,483
                                              -------  -------  -------  -------

Operating Profit                               5,470    5,761   11,597   11,638

Interest Expense                                (859)    (587)  (1,393)    (846)
Other Income (Expense) - net                     115       22      360     (170)
                                              -------  -------  -------  -------
Income from Continuing

Operations Before Income Taxes                 4,726    5,196   10,564   10,622

Income Taxes                                   1,893    1,950    4,193    4,018
                                              -------  -------  -------  -------

Income from Continuing Operations              2,833    3,246    6,371    6,604

Discontinued Operations:
  Income from Operations of
    Discontinued Segment Before Taxes           ---       588     ---       853
  Applicable Income Tax Expense                 ---      (229)    ---      (333)
                                              -------  --------  -------  ------
  Income from Operations
    of Discontinued Segment                     ---       359     ---       520

Net Income                                    $2,833   $3,605   $6,371   $7,124
                                              -------  -------  -------  -------

Basic Earnings Per Common Share

Continuing Operations                           $.32     $.37     $.73     $.74
Discontinued Operations                          ---      .04      ---      .06
                                              -------  -------  -------  -------
Net Income                                      $.32     $.41     $.73     $.80
                                              =======  =======  =======  =======

Basic Weighted Average Shares Outstanding      8,743    8,873    8,743    8,877
                                              =======  =======  =======  =======

Diluted Earnings Per Common Share

Continuing Operations                           $.32     $.37     $.73     $.74
Discontinued Operations                          ---      .04      ---      .06
                                              -------  -------  -------  -------
Net Income                                      $.32     $.41     $.73     $.80
                                              =======  =======  =======  =======

Diluted Weighted Average Shares Outstanding    8,760    8,900    8,760    8,904
                                              =======  =======  =======  =======

See the Notes to Condensed Consolidated Financial Statements.

Note: Year-to-date June 30, 2000 and June 30, 1999 earning per share figures do not equal the sum of individual quarters due to rounding differences.

                                  MESTEK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                          Six Months Ended
                                                                    June 30,
                                                                 2000      1999
                                                                --------  ------
                                                          (Amounts in thousands)

Cash Flows from Operating Activities:
Net Income                                                     $6,371    $7,124
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization                                   5,828     4,971
Provision for Losses on Accounts Receivable                       202       416
Change in Assets & Liabilities:
Cash Flows Provided by (Used in) Changes In:
Accounts Receivable                                             4,258     1,508
Unbilled Accounts Receivable                                      407        15
Inventory                                                      (6,130)     (418)
Other Assets                                                   (3,055)      280
Accounts Payable                                                4,003    (8,031)
Progress Billings                                                (164)       38
Other Liabilities                                              (3,204)   (3,437)
                                                               -------   -------

Net Cash Provided by Operating Activities                       8,516     2,466
                                                               -------   -------

Cash Flows from Investing Activities:
Capital Expenditures                                           (4,582)   (6,164)
Acquisition of Businesses (net of cash acquired)              (41,537)  (25,495)

Investment in Simione Central Holdings, Inc.                   (3,000)     --
                                                               -------   -------

Net Cash Used in Investing Activities                         (49,119)  (31,659)
                                                               -------   -------

Cash Flows from Financing Activities:
Net Borrowings Under Line of Credit Agreements                 39,057    27,092
Principal Payments Under Long Term Debt Obligations               (84)      (42)
Increase in Minority Interests                                    139        76
Repurchase of Common Stock                                       (416)     (339)
Cumulative Translation Adjustments                                (80)       13
                                                               -------   -------

Net Cash Provided by Financing Activities                      38,616    26,800
                                                               -------   -------

Net Decrease in Cash and Cash Equivalents                      (1,987)   (2,393)
Cash and Cash Equivalents - Beginning of Period                 4,468     3,777
                                                               -------   -------

Cash and Cash Equivalents - End of Period                      $2,481    $1,384
                                                               =======   =======

See the Notes to Condensed Consolidated Financial Statements.


                                  MESTEK, INC.

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

              For the period January 1, 1999 through June 30, 2000

                                                             Additional                                Cumlative
                                                  Common      Paid In      Retained      Treasury     Translation
                                                  Stock       Capital      Earnings      Shares       Adjustment        Total

Balance - January 1, 1999   (audited)             $479        $15,434      $125,263      ($6,790)      ($ 1,088)       $133,298

Net Income                                                                   17,917                                      17,917
Common Stock Repurchased                                                                  (2,603)                         2,603)
Cumulative Translation Adjustment                                                                             5               5
                                                  -----       --------     ---------     --------      ---------       ---------
Balance - December 31, 1999 (audited)             $479        $15,434      $143,180      ($9,393)      ($ 1,083)       $148,617

Net Income                                                                    6,371                                       6,371
Dividends Paid in MCS, Inc. common stock                                     (1,551)                                     (1,551)
Common Stock Repurchased                                                                    (415)                          (415)
Cumulative Translation Adjustment                                                                           (80)            (80)
                                                  -----       --------     ---------     --------      ---------       ---------
Balance - June 30, 2000     (unaudited)           $479        $15,434      $148,000      ($9,808)      ($ 1,163)       $152,942
                                                  =====       ========     =========     ========      =========       =========



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

Income Taxes

Provisions for income tax in the amounts of $1,893,000 and $ 1,950,000 were recorded for the three-month periods ended June 30, 2000 and 1999, respectively.

Excess of Cost Over Net Assets of Acquired Companies (Goodwill)

The Company amortizes Goodwill on the straight-line basis over the estimated period to be benefited. The acquisition of the assets of Anemostat on March 26, 1999 resulted in Goodwill of approximately $6,800,000, which will be amortized over 25 years. The acquisition of the assets of Wolfram, Inc. d/b/a Cesco Products as more fully described in Note 2, resulted in Goodwill of approximately $2,700,000, which will be amortized over 25 years. The acquisition of selected assets of B & K Rotary Machinery International Corporation, as more fully described in Note 2, resulted in Goodwill of approximately $2,200,000, which will be amortized over 25 years. The merger of Met-Coil Systems Corporation into Formtek, Inc., a wholly owned subsidiary of the Company, as more fully described in Note 2, resulted in goodwill of approximately $22,000,000, which will be amortized over 25 years. The acquisition of the assets of Louvers and Dampers, Inc., as more fully described in Note 2, resulted in Goodwill of approximately $699,000, which will be amortized over 25 years. The Company continually evaluates the carrying value of Goodwill. Any impairments would be recognized when the expected future operating cash flows derived from such Goodwill is less than their carrying value.

Comprehensive Income

For the period ended June 30, 2000 and June 30, 1999, respectively, the components of other comprehensive income were immaterial and consisted solely of foreign currency translation adjustments.

Reclassification

Reclassifications   are  made   periodically  to  previously   issued  financial
statements to conform with the current year presentation.

Note 2 - Business Acquisitions

On January 28, 2000, the Company acquired substantially all of the operating assets of Wolfram, Inc. d/b/a Cesco Products ("Cesco") located in Minneapolis, Minnesota. Cesco manufactures vertical and horizontal louvers; controls and fire/smoke dampers; gravity ventilators, louver penthouses and walk-in access doors for the HVAC industry at its location in Minneapolis, Minnesota. The Cesco products are complementary to the Company's existing louver and damper businesses. The purchase price paid for the assets acquired was approximately $5,991,000, including assumed liabilities of approximately $991,000. The Company accounted for this acquisition under the purchase method of accounting and accordingly recorded goodwill of approximately $2,700,000.

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

On June 3, 2000, the Company and Met-Coil Systems Corporation ("Met-Coil") completed its previously announced merger agreement under which Met-Coil was merged into a wholly owned subsidiary of the Company. Immediately thereafter, in accordance with the terms of the merger agreement, the Met-Coil shareholders were redeemed for a total cash consideration of approximately $33,600,000. Met-Coil manufactures advanced sheet-metal-forming equipment, fabricating equipment and computer-controlled fabrication systems for the global market. The Company employs approximately 270 people, principally in its Cedar Rapids, Iowa and Lisle, Illinois manufacturing facilities, and had revenues for the fiscal year ended May 31, 2000 of $48.3 million. Met-Coil's products are complementary with those of the Company's Metal Forming Segment. The Company accounted for the merger under the purchase method of accounting and, accordingly, the total purchase price allocated to the assets acquired was approximately $49,400,000, including assumed liabilities of $15,800,000. Goodwill of approximately $22,000,000 was recorded.

On June 30, 2000 the Company acquired substantially all of the operating assets of Louvers and Dampers, Inc. (L & D) located in Florence, Kentucky. L & D manufactures louver and damper products for the HVAC industry. The purchase price paid for the assets acquired was $3,000,000 and included $699,000 of goodwill. The Company accounted for the acquisition under the purchase method of accounting.

Note 3 - Discontinued Operation

On May 26, 1999 the Company entered into an agreement (the Agreement) to merge its wholly owned subsidiary, MCS, Inc. (MCS) into Simione Central Holdings, Inc. (Simione). Simione is a provider of information systems and services to the home health care industry supplying information systems, consulting and agency support services to customers nationwide. Simione provides freestanding, hospital based and multi-office home health care providers (including certified, private duty, staffing, HME, IV therapy, and hospice) with information solutions that address all aspects of home care operations. Simione maintains offices nationwide and is headquartered in Atlanta, Georgia.

Under the terms of the Agreement, for every share of outstanding Simione common stock, Simione would issue .85 shares of its common stock to the Company. As a result, the Company would own, based on the number of Simione common shares outstanding at the date of the Agreement, approximately 46% of Simione after the merger is completed. On August 12, 1999, Simione, with the Company's consent, acquired all of the outstanding common stock of CareCentric Solutions, Inc. for $200,000 and acquired all of the Preferred Stock of CareCentric Solutions, Inc. in return for 3.1 million newly issued shares of Simione Series A Preferred Stock, which may be converted on a one for one basis into Simione common shares upon consent of a majority of the Simione shareholders. The Series A Preferred Stock was converted to common stock after shareholder approval on March 7, 2000. As a result, the Company owns approximately 38% of Simione. Under the terms of the Agreement, MCS's ProfitWorks segment will remain with the Company.

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

In connection with the Amendment, Mestek loaned to SCHI a total of $4,000,000 on a short-term basis. Upon the closing of the above-mentioned merger, the $4,000,000 loan was canceled, and Mestek contributed an additional $2,000,000 to the capital of SCHI in return for newly issued Series B Preferred Stock of SCHI. The Series B Preferred Stock issued to Mestek had super-voting rights equivalent to 2.2 million shares of SCHI common stock. On June 12, 2000 Mestek agreed to reduce such voting rights by half to comply with NASDAQ's voting rights policy, in exchange for a three-year warrant to acquire up to 490,396 shares at an exercise price of $3.21 of SCHI Common Stock. Mestek also received as part of it capital contribution to SCHI a warrant for the subsequent purchase of 400,000 shares of SCHI common stock at an exercise price of $10.875. The Amendment also provided, upon consummation of the merger, for the appointment to the SCHI Board of Directors of six individuals designated by Mestek, and the obligation of the Mestek Major Shareholders (as defined in the Amendment) to vote for the nominees to the SCHI Board of Directors for eighteen months after the effective date of the merger.

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

Summarized financial information for the discontinued operations, is as follows:

                                              Quarter ended       Years ended
                                              June 30, 2000     1999       1998
                                              -------------     ----       ----

 Operating Revenues                                ---        $16,648    $14,901

 Income before Provision
   for Income Taxes                                ---           $772     $1,712

 Income from
   Discontinued Operations net of Income Tax       ---           $466     $1,026


                                                        At December 31, 1999

 Current Assets                                                $4,648
 Total Assets                                                  $6,696

 Current Liabilities                                           $6,191
 Total Liabilities                                             $6,191

 Net Assets of Discontinued Operations                           $505


Note 4 - Inventories

Inventories consisted of the following at:
                                           June 30,                December 31,
                                            2000                      1999
                                            ----                      ----

Finished Goods                             $21,892                   $18,692
Work-in-progress                            20,622                    14,865
Raw materials                               37,516                    28,335
                                           --------                    ------
                                            80,030                    61,892
Less provision for LIFO
  Method of valuation                       (7,202)                   (7,204)
                                           --------                  --------
                                           $72,828                   $54,688
                                           ========                  ========

Note 5 - Property and Equipment

                                         June 30,                 Dec. 31,
                                          2000                      1999
                                         --------                 --------

Land                                      $4,636                   $2,853
Building                                  29,022                   26,792
Leasehold Improvements                     4,752                    4,415
Equipment                                102,253                   96,028
                                         --------                 --------
                                         140,663                  130,088
Accumulated Depreciation                 (64,931)                 (61,021)
                                         --------                 --------
                                         $75,732                  $69,067
                                         ========                 ========


Note 6 - Long-Term Debt

                                       March 31,                     Dec. 31,
                                         2000                          1999
                                       ---------                     --------

Revolving Loan Agreement                 $73,415                      $34,358
Other Bonds and Notes Payable              6,087                          433
                                         --------                     --------

                                          79,502                       34,791
Less Current Maturities                  (79,201)                     (14,467)
                                         --------                     --------

                                            $301                      $20,324
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

Note Payable - The Company has an unsecured uncommitted Demand Loan Facility with a second commercial bank under which the Company can borrow up to $25,000,000 on a LIBOR basis. The facility expires on April 30, 2001. $20,000,000 was outstanding under the Demand Loan facility as of June 30, 2000.

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

The Company's HVAC segment manufactures and sells a wide variety of residential, commercial and industrial heating, cooling, and air distribution products to independent wholesales supply warehouses, to mechanical, sheet metal and other contractors, and in some cases to other HVAC manufacturers under original equipment manufacture (OEM) contracts. The products include finned tube and baseboard radiation equipment, gas fired heating and ventilating equipment, air damper equipment and related air distribution products and commercial and residential boilers. The products are marketed under a number of franchise names including Sterling, Beacon Morris, Smith, Hydrotherm, RBI, Vulcan, Applied Air, Wing, AWV, ABI, Arrow, Koldwave, Anemostat and Spacepak. Assets totaling approximately $8,991,000 acquired in the Cesco and Louvers and Dampers acquisitions, as more fully described in Note 2, have been added to the Company's HVAC segment.

The Company's Metal Products segment manufactures a variety of metal products including aluminum extrusions, flexible metal hose and gray iron castings. This segment sells its products mostly as components to manufacturers who incorporate them into their own products. In some cases flexible metal hose is sold to distributors.

The Company's Metal Forming segment designs, manufactures and sells a variety of
metal   forming   equipment   and   related   machinery   under  names  such  as
Cooper-Weymouth, Peterson, Dahlstrom, Hill Engineering, CoilMate/Dickerman, Rowe, B & K Rotary, Lockformer and Iowa Precision. The products are sold through independent dealers in most cases to end-users and in some cases to other original equipment manufacturers. The products include roll formers, wing benders, coil feeds, straighteners, cradles, cut-to-length lines, specialty dies, rotary punch, tube feed and cut-off and flying cut-off saws. Assets totaling approximately $2,800,000 acquired in the B & K acquisition on February 10, 2000 as more fully described in Note 2, have been added to the Company's Metal Forming segment. Assets totaling approximately $49,400,000 acquired in the Met-Coil acquisition on June 3, 2000, as more fully described in Note 2, have also been added to the Company's Metal Forming segment.

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

Three Months ended

June 30, 2000:

                                              Metal     Metal    All
                                   HVAC      Products  Forming  Others   Totals

Revenues from External Customers   $60,294   $18,685   $13,136   $229    $92,344

Segment Operating Profit            $2,159    $2,479      $892   ($60)    $5,470


Three Months ended

June 30, 1999:

                                              Metal     Metal    All
                                   HVAC      Products  Forming  Other     Totals

Revenues from External Customers  $59,660    $16,162    $8,686   ----    $84,508

Segment Operating Profit           $3,875     $1,777      $253   (144)    $5,761


Note 8 - Earnings Per Common Share

Basic  earnings per share were  computed  using the weighted  average  number of
common  shares  outstanding.   Common  stock  options  were  considered  in  the
computation of diluted earnings.

Note 9 - Common Stock Buyback Program

No purchases have been made under the Company's program of selective "open market" purchases of its common stock since January 13, 2000.

Note 10 - Stock Option Plans

On March 20, 1996 the Company adopted a stock option plan, the Mestek, Inc. 1996 Stock Option Plan, (the Plan), which provides for the granting of incentive and non-qualified stock options of up to 500,000 shares of stock to certain employees of the Company and other persons, including directors, for the purchase of the Company's common stock at fair market value at the date of grant. The Plan was approved by the Company's shareholders on May 22, 1996. Options granted under the plan vest over a five-year period and expire at the end of ten years. All options granted under the Plan total 175,000 shares, none of which have been exercised at March 31, 2000. No options were granted in the second quarter of 2000.

Note 11 - Related Party Transactions

As more fully described in Note 3, the Company has invested $6,850,000 in Simione Central Holdings, Inc. (Simione) equity securities.

On July 12, 2000, the Company executed a guarantee on behalf of Simione relative to Simione's $6 million one-year line of credit with Wainwright Bank and Trust Company. Under the terms of the guarantee, the Company is obligated to fulfill any obligations under the line of credit agreement not fulfilled by Simione. The outstanding balance under the line of credit as of July 28, 2000 was approximately $3,100,000. In consideration of the guarantee the Company received a three-year warrant to purchase up to 104,712 shares of Simione common stock at an exercise price of $2.51.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation

Total Revenues in the Company's HVAC segment for the three-month period ended June 30, 2000, after adjusting for revenues generated by the CESCO acquisition described in Note 2, were down approximately 2.8% owing to softness in certain air distribution and industrial heating products. Gross profit margins for the HVAC segment, accordingly, were slightly lower at 26.4% reflecting the effect of unabsorbed burden. Operating income for this segment was correspondingly decreased from $3,875,000 in the second quarter of 1999 to $2,159,000 in the second quarter of 2000. Costs associated with a number of new product development projects and the relocation of an air distribution products manufacturing facility also impacted operating results for this segment.

Total Revenues in the Company's Metal Products segment for the three-month period ended June 30, 2000, were up 15.6%, principally as a result of improved performances at National Northeast Corporation, which had experienced a sub-par 1999 due to relocation costs and installation of a new extrusion press, and at Omega Flex, Inc., which continued to expand sales of it TracPipe(R) flexible gas piping product. As a result of these factors, gross profit margins and operating income increased significantly for this segment during the for the three-month period ended June 30, 2000.

Total Revenues in the Company's Metal Forming segment, as illustrated in Note 7 to the Condensed Consolidated Financial Statement were up 50%. Primarily this increase is due to revenues from the Company's Met-Coil unit, which was acquired on June 3, 2000. Gross Profit Margins for the Metal Forming segment were relatively unchanged this quarter. Operating income was accordingly increased from $253,000 in the second quarter of 1999 to $892,000 in the second quarter of 2000.

For the Company as a whole, Sales, General and Administrative, and Engineering costs, taken together as a percentage of Total Revenues, increased slightly from 21.2% to 21.5%.

Operating income from continuing operations for the second quarter of 2000 for the Company as a whole decreased approximately 5% from $5,761,000 to $5,470,000 reflecting the net effect of the factors mentioned above.

The Company's total debt (long-term debt plus current portion of long-term debt) reflecting principally the Met-Coil acquisition on June 3, 2000, as more fully described in Note 2 to the Condensed Consolidated Financial Statements, increased by $41,100,000 during the quarter ended June 30, 2000. Management regards the Company's current capital structure and banking relationships as fully adequate to meet foreseeable future needs. Except for the non-cash distribution of the stock of MCS during the first quarter 2000 as further described in Note 3, the Company has not paid dividends on its common stock since 1979.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a) Statement of Computation of Per Share Earnings ... Page 18

(b) Registrant filed one report on Form 8-K during the quarter for which this report is filed.

Item 7 - Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 12, 2000. The following Directors were re-elected to serve until the next Annual Meeting.

                  A. Warne Boyce
                  E. Herbert Burk
                  William J. Coad
                  Winston R. Hindle, Jr.
                  David W. Hunter
                  David M. Kelly
                  David R. Macdonald
                  John E. Reed
                  Stewart B. Reed

The shareholders voted to affirm the appointment of Grant Thornton LLP as independent auditors for the Company for the fiscal year ending December 31, 2000.

                                  MESTEK, INC.

              SCHEDULE OF COMPUTATION OF EARNINGS PER COMMON SHARE

                                           Three Months Ended   Six Months Ended
                                                June 30,            June 30,
                                             2000     1999        2000     1999
                                             -----    -----       -----    -----
                                                (Amounts in thousands, except
                                                  earnings per common share)

Net Income for earnings per share           $2,833   $3,605      $6,371   $7,124
                                             =====    =====       =====    =====

Basic Earnings per Common Share

     Continued Operations                     .32      .37         .73      .74
     Discontinued Operations                    -      .04           -      .06
                                             -----    -----       -----    -----
     Net Income                              $.32     $.41        $.73     $.80
                                             =====    =====       =====    =====

Basic Weighted Average Shares Outstanding    8,743    8,873       8,743    8,877
                                             =====    =====       =====    =====

Diluted Earnings per Common Share

     Continuing Operations                     .32     .37         .73      .74
     Discontinued Operations                     -     .04           -      .06
                                             -----    -----       -----    -----
     Net Income                               $.32    $.41        $.73     $.80
                                             =====    =====       =====    =====

Diluted Weighted Average Shares Outstanding  8,760    8,900       8,760    8,904
                                             =====    =====       =====    =====

Note: Year-to-date June 30, 2000 and 1999 earnings per share figures do not equal the sum of individual quarters due to rounding differences.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MESTEK, INC.
                                (Registrant)

Date: August 21, 2000           By: /S/ Stephen M. Shea
                                ---------------------------------------------
                                Stephen M. Shea, Senior Vice President - Finance
                                and CFO (Chief Financial Officer)