Form 10-Q
period 2000-09-30
MESTEK INC
filed 2000-11-14
CIK 65195

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarter ended: September 30, 2000


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


The number of shares of Common Stock outstanding as of November 6, 2000 was 8,743,103.

                                  MESTEK, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000


                                      INDEX

                                                                           Page

PART I - FINANCIAL INFORMATION

Condensed consolidated balance sheets at September 30, 2000
         and December 31, 1999                                              3-4

Condensedconsolidated  statements of income for the three months ended September
         30, 2000 and 1999 and the nine months ended
         September 30, 2000 and 1999                                          5

Condensed consolidated statements of cash flows for the nine
         months ended September 30, 2000 and 1999                             6

Condensed consolidated statement of changes in shareholders' equity
         for the period from January 1, 1999 through September 30, 2000       7

Notes to the condensed consolidated financial statements                   8-15

Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        15-16


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                    16

Statement of Computation of Per share Earnings                               17

SIGNATURE                                                                    17


In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements


                                  MESTEK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                     Sept. 30,         Dec. 31,
                                                       2000              1999
                                                       ----              ----
                                                         (Dollars in thousands)


ASSETS
Current Assets
   Cash                                                $3,031            $4,468
   Accounts Receivable - less allowances of
   $4,478 and $3,627 respectively                      74,400            66,605
   Unbilled Accounts Receivable                            44               447
   Inventories                                         71,873            54,688
   Other Current Assets                                 9,030             5,815
                                                     ---------         ---------

     Total Current Assets                             158,378           132,023

Property and Equipment -net                            75,771            69,067
Notes Receivable                                         ---              3,850
Investment in Simione Central Holdings, Inc.            6,850              ---
Other Assets and Deferred Charges - net                 8,840             7,146
Excess of Cost over Net Assets of Acquired Companies   56,845            30,167
                                                     ---------         ---------

     Total Assets                                    $306,684          $242,253
                                                     =========         =========







See the Notes to Condensed Consolidated Financial Statements.


Continued on next page

                                  MESTEK, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                                   (Unaudited)



                                                           Sept. 30,    Dec. 31,
                                                             2000         1999
                                                             ----         ----
                                                          (Dollars in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Current Portion of Long-Term Debt                     $81,522      $14,467
     Accounts Payable                                       23,506       18,335
     Accrued Compensation                                    5,109        6,778
     Accrued Commissions                                     2,660        3,314
     Progress Billings in Excess of Cost and
         Estimated Earnings                                    268        3,257
     Customer Deposits                                       8,588        5,409
     Other Accrued Liabilities                              22,656       16,731
                                                          ---------     --------

         Total Current Liabilities                         144,309       68,291

Long-Term Debt                                                 244       20,324
Other Liabilities                                            2,326        2,104
                                                          ---------     --------

         Total Liabilities                                 146,879       90,719
                                                          ---------     --------

Minority Interests                                           2,789        2,917
                                                          ---------     --------

Shareholders' Equity
     Common Stock - no par, stated value $0.05
         per share, 9,610,135 shares                           479          479
     Paid in Capital                                        15,434       15,434
     Retained Earnings                                     152,035      143,180
     Treasury Shares, at cost, (867,032 and 846,132
          common shares, respectively)                      (9,809)      (9,393)
     Cumulative Translation Adjustment                      (1,123)      (1,083)
                                                          ---------    ---------

         Total Shareholders' Equity                        157,016      148,617
                                                          ---------    ---------


         Total Liabilities and Shareholders'  Equity      $306,684     $242,253
                                                          =========    =========





See the Notes to Condensed Consolidated Financial Statements.

                                  MESTEK, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                           Three Months Ended  Nine Months Ended
                                             September 30,        September 30,
                                             2000     1999       2000      1999
                                           -------- --------   -------- --------
                                                    (Amounts in thousands,
                                               except earnings per common share)

Net Sales                                 $114,967  $94,490   $296,558 $256,560
Net Service Revenues                           165      125        685      125
                                           --------  -------   -------- --------

Total Revenues                             115,132   94,615    297,243  256,685

Cost of Goods Sold                          83,860   69,368    214,884  186,162
Cost of Service Revenues                       149       15        450       15
                                           --------  -------   -------- --------

Gross Profit                                31,123   25,232     81,909   70,508

Selling Expense                             13,974   10,914     37,592   32,204
General and Administrative Expense           6,303    4,632     15,774   12,497
Engineering Expense                          3,126    2,757      8,751    7,240
                                           --------  -------    -------  -------

Operating Profit                             7,720    6,929     19,792   18,567

Interest Expense                            (1,381)    (630)    (2,487)  (1,476)
Other Income (Expense) - net                    99      (31)       177     (201)
                                           --------  -------    -------  -------
Income from Continuing
Operations Before Income Taxes               6,438    6,268     17,482   16,890

Income Taxes                                 2,404    2,307      6,765    6,325
                                           --------  -------    -------  -------

Income from Continuing Operations            4,034    3,961     10,717   10,565

Discontinued Operations:
Income (Loss) from Operations of
Discontinued Segment Before Taxes             ---       182       (478)   1,035
Applicable Income Tax (Expense) Benefit       ---       (74)       167     (407)
                                           --------  -------    -------  -------
Income (Loss) from Operations
of Discontinued Segment                       ---       108       (311)     628

Net Income                                  $4,034   $4,069    $10,406  $11,193
                                           --------  -------    -------  -------

Basic Earnings Per Common Share
Continuing Operations                       $ .46     $ .45      $1.23    $1.19
Discontinued Operations                       ---       .01       (.04)     .07
                                           --------  -------    -------  -------
Net Income                                  $ .46     $ .46      $1.19    $1.26
                                           ========  =======    =======  =======

Basic Weighted Average Shares Outstanding    8,743    8,857      8,743    8,870
                                           ========  =======    =======  =======

Diluted Earnings Per Common Share
Continuing Operations                        $.46      $.45      $1.23    $1.19
Discontinued Operations                       ---       .01       (.04)     .07
                                           --------  -------    -------  -------
Net Income                                   $.46      $.46      $1.19    $1.26
                                           ========  =======    =======  =======

Diluted Weighted Average Shares Outstanding  8,760    8,888      8,760    8,899
                                           ========  =======    =======  =======

See the Notes to Condensed Consolidated Financial Statements.

Note: Year-to-date September 30, 2000 and September 30, 1999 earning per share figures do not equal the sum of individual quarters due to rounding differences.

                                  MESTEK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                Nine Months Ended
                                  September 30,
                                                          2000             1999
                                                          ----             ----
                                                          (Dollars in thousands)
Cash Flows from Operating Activities:

  Net Income                                           $10,406          $11,193
  Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
  Depreciation and Amortization                          9,296            7,800
  Provision for Losses on Accounts Receivable            1,053              414
  Change in Assets & Liabilities:
  Cash Flows (Used) by Changes In:
         Assets and Liabilities                        (10,959)         (12,131)
                                                       --------         --------

  Net Cash Provided by Operating Activities              9,796            7,276
                                                       --------         --------

Cash Flows from Investing Activities:
Investment in Simione Central Holdings, Inc.            (3,000)            ---
Capital Expenditures                                    (7,348)          (8,425)
Acquisition of Businesses (net of cash acquired)       (41,537)         (25,495)
                                                       --------         --------

Net Cash (Used in) Investing Activities                (51,885)         (33,920)
                                                       --------         --------

Cash Flows from Financing Activities:
  Net Borrowings Under Line of Credit Agreement         41,328           26,007
  Principal Payments Under Long Term Debt Obligation       (91)            (109)
  Repurchase of Common Stock                              (417)            (988)
  Increase in Minority Interests                          (128)             (11)
  Cumulative Translation Adjustments                       (40)              (5)
                                                       --------         --------

Net Cash Provided by Financing Activities               40,652           24,894
                                                       --------         --------

Net (Decrease) in Cash and Cash Equivalents             (1,437)          (1,750)
Cash and Cash Equivalents - Beginning of Period          4,468            3,777
                                                       --------         --------

Cash and Cash Equivalents - End of Period               $3,031           $2,027
                                                        -------         --------

See the Notes to Condensed Consolidated Financial Statements.



                                  MESTEK, INC.
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)

            For the period January 1, 1999 through September 30, 2000



                                                          Additional                                 Cumulative
                                              Common      Paid In        Retained      Treasury      Translation
                                              Stock       Capital        Earnings      Shares        Adjustment       Total
                                              --------------------------------------------------------------------------------------

Balance - January 1, 1999                     $479        $15,434        $125,263      ($6,790)      ($1,088)         $133,298
Net Income                                                                 17,917                                       17,917
Common Stock Repurchased                                                                (2,603)                         (2,603)
Cumulative Translation Adjustment                                                                          5                 5
                                              --------------------------------------------------------------------------------------
Balance - December 31, 1999                   $479        $15,434        $143,180       (9,393)       (1,083)         $148,617
                                              ======================================================================================

Net Income                                                                 10,406                                       10,406
Dividends Paid in MCS, Inc. common stock                                   (1,551)                                      (1,551)
Common Stock Repurchased                                                                  (416)                           (416)
Cumulative Translation Adjustment                                                                        (40)              (40)
                                              --------------------------------------------------------------------------------------

Balance - September 30, 2000                  $479        $15,434        $152,035       (9,809)       (1,123)         $157,016
                                              ======================================================================================







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

Income Taxes

Provisions for income tax in the amounts of $2,404,000 and $2,307,000 were recorded for the three months ended September 30, 2000 and 1999, respectively.

Excess of Cost Over Net Assets of acquired Companies (Goodwill)
---------------------------------------------------------------

The Company amortizes Goodwill on the straight-line basis over the estimated period to be benefited. The acquisition of the assets of Anemostat on March 26, 1999 resulted in Goodwill of approximately $6,800,000, which will be amortized over 25 years. The acquisition of the assets of Wolfram, Inc. d/b/a Cesco
Products, as more fully described in Note 2, resulted in Goodwill of approximately $2,700,000, which will be amortized over 25 years. The acquisition of selected assets of B & K Rotary Machinery International Corporation, as more fully described in Note 2, resulted in Goodwill of approximately $2,200,000, which will be amortized over 25 years. The merger of Met-Coil Systems
Corporation  into Formtek,  Inc., a wholly owned  subsidiary of the Company,  as more fully described in Note 2, resulted in goodwill of approximately $23,000,000, which will be amortized over 25 years. The acquisition of the assets of Louvers and Dampers, Inc., as more fully described in Note 2, resulted in Goodwill of approximately $699,000, which will be amortized over 25 years. The Company continually evaluates the carrying value of Goodwill. Any impairments would be recognized when the expected future operating cash flows derived from such Goodwill is less than their carrying value.

Comprehensive Income

For the periods ended September 30, 2000 and September 30, 1999, respectively, the components of other comprehensive income were immaterial and consisted solely of foreign currency translation adjustments.

Reclassification

Reclassifications   are  made   periodically  to  previously   issued  financial
statements to conform with the current year presentation.

Recent Accounting Pronouncements

On December 3, 1999, the SEC released Staff Accounting Bulletin 101, (SAB101) "Revenue Recognition in Financial Statements". This bulletin established more clearly defined revenue recognition criteria than previous existing accounting pronouncements. On June 26, 2000, the SEC released Staff Accounting Bulletin 101B which delayed the required implementation of SAB101 until no later than the fourth quarter of fiscal years ending December 31, 2000. The Company believes that the effects of SAB101 will not be material to its financial condition, results of operations or cash flow.

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

On February 10, 2000, the Company, through a wholly owned subsidiary, acquired the designs, intellectual property and certain physical assets of B & K Rotary Machinery International Corporation ("B & K") of Brampton, Ontario, Canada. B & K is a well-known and experienced manufacturer of highly engineered metal processing lines. B & K equipment is found in steel processing centers, tube/pipe production plants and roll-forming facilities around the world. The B & K Supermill(TM), Rotary Shear(TM), and Rotary Pierce(TM) designs are the technology of choice among leading producers of light gauge steel framing used in building construction. The purchase price paid for the assets acquired was approximately $2,800,000. The Company accounted for this acquisition under the purchase method of accounting and accordingly, recorded goodwill of approximately $2,200,000.

On June 3, 2000, the Company and Met-Coil Systems Corporation ("Met-Coil") completed its previously announced merger agreement under which Met-Coil was merged into a wholly owned subsidiary of the Company. Immediately thereafter, in accordance with the terms of the merger agreement, the Met-Coil shareholders were redeemed for a total cash consideration of approximately $33,600,000. Met-Coil manufactures advanced sheet-metal-forming equipment, fabricating equipment and computer-controlled fabrication systems for the global market. The Company employs approximately 270 people, principally in its Cedar Rapids, Iowa and Lisle, Illinois manufacturing facilities, and had revenues for the fiscal year ended May 31, 2000 of $48.3 million. Met-Coil's products are complementary with those of the Company's Metal Forming Segment. The Company accounted for the merger under the purchase method of accounting and, accordingly, the total purchase price allocated to the assets acquired was approximately $49,400,000, including assumed liabilities of $15,800,000. Goodwill of approximately $23,000,000 was recorded.

On June 30, 2000 the Company acquired substantially all of the operating assets of Louvers and Dampers, Inc. (L & D) located in Florence, Kentucky. L & D manufactures louver and damper products for the HVAC industry. The purchase price paid for the assets acquired was $3,000,000 and included $699,000 of goodwill. The Company accounted for the acquisition under the purchase method of accounting.

On August 25, 2000 the Company, through a 75% owned subsidiary, Airtherm LLC, acquired substantially of all of the operating assets of Airtherm Manufacturing Company, a Missouri corporation, and Airtherm Products, Inc., an Arkansas corporation, (collectively the sellers), except the real property owned by these companies, for approximately $4,099,000, including assumed liabilities of $101,000. No goodwill was recorded in the transaction. The Company has an option to acquire the remaining 25% of Airtherm LLC membership interests it does not own for $2,000,000, subject to certain downward adjustments. The option expires on February 21, 2002. The Company may become contractually obligated to purchase these shares for $2,500,000, subject to certain downward adjustments if it chooses not to exercise its option. If the Company chooses to exercise its option to acquire the membership interests, or is required to purchase the membership interests, the amount paid will be recorded as goodwill in connection with the acquisition of Airtherm. In connection with the transaction the Company also loaned $1,550,000 to an unrelated company which acquired two manufacturing facilities owned by the sellers. The loan is evidenced by a $750,000 promissory note which bears interest at 7% and matures on August 31, 2002 and a $800,000 promissory note which bears interest at 7% and matures on August 31, 2002. The notes are secured in each case by the related manufacturing facilities and are included in other current assets and other assets, respectively, as of September 30, 2000.


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

Under the terms of the Agreement, for every share of outstanding Simione common stock, Simione would issue .85 shares of its common stock to the Company. As a result, the Company would own, based on the number of Simione common shares outstanding at the date of the Agreement, approximately 46% of Simione after the merger is completed. On August 12, 1999, Simione, with the Company's consent, acquired all of the outstanding common stock of CareCentric Solutions, Inc. for $200,000 and acquired all of the Preferred Stock of CareCentric Solutions, Inc. in return for 3.1 million newly issued shares of Simione Series A Preferred Stock, which may be converted on a one for one basis into Simione common shares upon consent of a majority of the Simione shareholders. The Series A Preferred Stock was converted to common stock after shareholder approval on March 7, 2000. As a result, the Company owns approximately 38% of Simione. Under the terms of the Agreement, MCS's ProfitWorks segment remains with the Company.

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

On March 6, 2000, the Company completed the Spin-off and on March 7, 2000, the subsequent merger of its wholly owned subsidiary, MCS, Inc., into Simione Central Holdings, Inc. The net book value of the assets of MCS, Inc. of approximately $1,551,000 has been treated as a dividend to the shareholders of the Company. The Company has accounted for the operations of MCS prior to that date as a discontinued operation in accordance with APB30.
See also - Note 11 - Related Party Transactions
Summarized financial information for the discontinued operations, is as follows:

                                       Quarter ended                Years ended
                                     September 30, 2000        1999        1998
                                     ------------------        ----        ----

Operating Revenues                         ---               $16,648    $14,901

Income before Provision for Income Taxes   ---                  $772     $1,712

Income from Discontinued Operations
  Net of Income Tax                        ---                  $466     $1,026

                                      At December 31, 1999

Current Assets                            $4,648
Total Assets                              $6,696

 Current Liabilities                      $6,191
 Total Liabilities                        $6,191

Net Assets of Discontinued Operations       $505


Note 4 - Inventories

Inventories consisted of the following at:
                                            September 30,          December 31,
                                                2000                   1999
                                                ----                   ----

Finished Goods                                $23,252                $18,692
Work-in-progress                               23,172                 14,865
Raw materials                                  32,652                 28,335
                                               ------                 ------
                                               79,076                 61,892
Less provision for LIFO
  Method of valuation                          (7,203)                (7,204)
                                               -------                -------
                                              $71,873                $54,688
                                               =======                =======


Note 5 - Property and Equipment

                                           September 30,              Dec. 31,
                                              2000                      1999
                                              ----                      ----

Land                                         $4,636                     $2,853
Building                                     29,188                     26,792
Leasehold Improvements                        4,824                      4,415
Equipment                                   104,781                     96,028
                                            -------                    -------

                                            143,429                    130,088
Accumulated Depreciation                    (67,658)                   (61,021)
                                            --------                   -------

                                            $75,771                    $69,067
                                            ========                   ========

Note 6 - Long-Term Debt

                                           September 30,            Dec. 31,
                                               2000                   1999
                                               ----                   ----

Revolving Loan Agreement                      $61,430               $34,358
Note Payable                                   20,000                  ---
Other Bonds and Notes Payable                     336                   433
                                              -------               --------

                                               81,766                34,791
Less Current Maturities                       (81,522)              (14,467)
                                              --------              --------

                                                 $244               $20,324
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

Note Payable - The Company has an unsecured uncommitted Demand Loan Facility with a second commercial bank under which the Company can borrow up to $25,000,000 on a LIBOR basis. The facility expires on April 30, 2001. $20,000,000 was outstanding under the Demand Loan facility as of September 30, 2000.


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

The Company's HVAC segment manufactures and sells a wide variety of residential, commercial and industrial heating, cooling, and air distribution products to independent wholesales supply warehouses, to mechanical, sheet metal and other contractors, and in some cases to other HVAC manufacturers under original equipment manufacture (OEM) contracts. The products include finned tube and baseboard radiation equipment, gas fired heating and ventilating equipment, air damper equipment and related air distribution products and commercial and residential boilers. The products are marketed under a number of franchise names including Sterling, Beacon Morris, Smith, Hydrotherm, RBI, Vulcan, Applied Air, Wing, AWV, ABI, Arrow, Koldwave, Anemostat and Spacepak. Assets totaling approximately $13,090,000 acquired in the Cesco, Louvers and Dampers, and Airtherm LLC acquisitions, as more fully described in Note 2, have been added to the Company's HVAC segment.

The Company's Metal Products segment manufactures a variety of metal products including aluminum extrusions, flexible metal hose and gray iron castings. This segment sells its products mostly as components to manufacturers who incorporate them into their own products. In some cases flexible metal hose is sold to distributors.

The Company's Metal Forming segment designs, manufactures and sells a variety of metal forming equipment and related machinery under names such as Cooper-Weymouth, Peterson, Dahlstrom, Hill Engineering, CoilMate/Dickerman, Rowe, B & K Rotary, Lockformer and Iowa Precision. The products are sold through independent dealers in most cases to end-users and in some cases to other original equipment manufacturers. The products include roll formers, wing benders, coil feeds, straighteners, cradles, cut-to-length lines, specialty dies, rotary punch, tube feed and cut-off and flying cut-off saws. Assets totaling approximately $2,800,000 acquired in the B & K Rotary acquisition on
February 10, 2000, as more fully described in Note 2, have been added to the Company's Metal Forming segment. Assets totaling approximately $49,400,000 acquired in the Met-Coil acquisition on June 3, 2000, as more fully described in
Note 2, have also been added to the Company's Metal Forming segment.

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

Three Months ended
September 30, 2000:
                                             Metal      Metal    All
                                   HVAC      Products   Forming  Others  Totals
                                   -------   --------   -------  ------  -------
Revenues from External Customers   $75,015   $19,427    $20,525   $165  $115,132

Segment Operating Profit            $4,289    $2,642       $906  ($117)   $7,720


Three Months ended
September 30, 1999:
                                             Metal       Metal    All
                                    HVAC     Products    Forming  Others  Totals
                                   -------   --------    -------  ------ -------
Revenues from External Customers   $68,678   $16,028     $9,784   $125   $94,615

Segment Operating Profit            $5,098    $1,418       $403    $10    $6,929


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


Note 10 - Stock Option Plans

On March 20, 1996 the Company adopted a stock option plan, the Mestek, Inc. 1996 Stock Option Plan, (the Plan), which provides for the granting of incentive and non-qualified stock options of up to 500,000 shares of stock to certain employees of the Company and other persons, including directors, for the purchase of the Company's common stock at fair market value at the date of grant. The Plan was approved by the Company's shareholders on May 22, 1996. Options granted under the plan vest over a five-year period and expire at the end of ten years. All options granted under the Plan total 175,000 shares, none of which have been exercised at March 31, 2000. No options were granted in the third quarter of 2000.


Note 11 - Related Party Transactions

As more fully described in Note 3, the Company has invested $6,850,000 in Simione Central Holdings, Inc. (Simione) equity securities.

On July 12, 2000, the Company executed a guarantee on behalf of Simione relative to Simione's $6 million one-year line of credit with Wainwright Bank and Trust Company. Under the terms of the guarantee, the Company is obligated to fulfill any obligations under the line of credit agreement not fulfilled by Simione. The outstanding balance under the line of credit as of September 30, 2000 was approximately $4,598,000. In consideration of the guarantee the Company received a three-year warrant to purchase up to 104,712 shares of Simione common stock at an exercise price of $2.51 per share.

Simione Central Holdings, Inc. is obligated to the Company under a $600,000 one-year Promissory Note which bears interest at prime plus one and matures on July 30, 2001. The Note is included in other current assets on September 30, 2000.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation

Total Revenues in the Company's HVAC segment for the three-month period ended September 30, 2000, net of revenues generated by the Cesco, Inc., Louvers and Dampers, Inc., and Airtherm, Inc. acquisitions, as more fully described in Note 2, were up approximately 2.9%. Gross profit margins for the HVAC segment were slightly lower at 26.8% reflecting the transitional effects of these acquisitions. Operating income for this segment decreased from $5,098,000 in the third quarter of 1999 to $4,289,000 in the third quarter of 2000. Costs associated with a number of new product development projects and the relocation of an air distribution products manufacturing facility also impacted operating results for this segment.

Total Revenues in the Company's Metal Products segment for the three-month period ended September 30, 2000, were up 21.2%, principally as a result of improved performances at National Northeast Corporation, which experienced a sub-par 1999 due to relocation costs and installation of a new extrusion press, and at Omega Flex, Inc., which continued to expand sales of its TracPipe(R) flexible gas piping product. As a result of these factors, gross profit margins and operating income increased significantly for this segment during the three-month period ended September 30, 2000.

Total Revenues in the Company's Metal Forming segment more than doubled during the quarter ended September 30, 2000, as set forth in Note 7 to the Condensed Consolidated Financial Statement, as a result of revenues from the Company's Met-Coil unit, which was acquired on June 3, 2000. Gross Profit Margins for the Metal Forming segment were reduced relative to the comparable quarter in 1999 due to reduced revenues from certain historical product lines and certain transitional costs associated with the absorption of B & K Rotary Machinery International Corporation, which was acquired on February 10, 2000 as more fully described in Note 2. Operating income increased from $403,000 in the third quarter of 1999 to $906,000 in the third quarter of 2000 reflecting the effect of the MetCoil acquisition.

For the Company as a whole, Sales, General and Administrative, and Engineering costs, taken together as a percentage of Total Revenues, increased from 19.3% to 20.3%.

Operating income from continuing operations for the third quarter of 2000 for the Company as a whole increased 2.7% from $6,268,000 to $6,438,000 reflecting the net effect of the factors mentioned above.

The Company's total debt (long-term debt plus current portion of long-term debt) increased by $2,260,000 during the quarter ended September 30, 2000. Management regards the Company's current capital structure and banking relationships as fully adequate to meet foreseeable future needs. Except for the non-cash distribution of the stock of MCS during the first quarter 2000 as further described in Note 3, the Company has not paid dividends on its common stock since 1979.


                           PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

     (a) Statement of Computation of Per Share Earnings...Page 11.

     (b) Registrant did file a Form 8-K during the quarter for which this report is filed.


                                  MESTEK, INC.
              SCHEDULE OF COMPUTATION OF EARNINGS PER COMMON SHARE


                                          Three Months Ended   Nine Months Ended
                                            September 30,         September 30,
                                             -------------        -------------
                                             2000    1999        2000      1999
                                             ----    ----        ----      ----
                        (Amounts in thousands, except earnings per common share)


Net income for earnings per share          $4,034   $4,069      $10,406  $11,193
                                            =====    =====       ======  =======

Basic earnings per common share
Continued Operations                        $ .46    $ .45        $1.23    $1.19
Discontinued Operations                        --      .01         (.04)     .07
                                            -----    -----        -----    -----
Net Income                                  $ .46    $ .46        $1.19    $1.26
                                            =====    =====        =====    =====

Basic Weighted Average Share Outstanding    8,743    8,857        8,743    8,870
                                            =====    =====        =====    =====

Diluted Earnings Per Common Share
Continued Operations                          .46      .45         1.23     1.19
Discontinued Operations                        --      .01         (.04)     .07
                                            -----    -----        -----    -----
Net Income                                  $ .46    $ .46        $1.19    $1.26
                                            =====    =====        =====    =====

Diluted Weighted Average Share Outstanding  8,760    8,888        8,760    8,899
                                            =====    =====        =====    =====

Note: Year-to-date September 30, 2000 and September 30, 1999 earnings per share figures do not equal the sum of individual quarters due to rounding differences.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  MESTEK, INC.
                                  (Registrant)



Date: November 14, 2000             /S/ Stephen M. Shea
                                   ---------------------------------------------
                                   Stephen M. Shea Senior Vice President-Finance
                                                     (Chief Financial Officer)