Form 10-K
period 2000-12-31
MESTEK INC
filed 2001-03-30
CIK 65195

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended                          Commission file number: 1-448
December 31, 2000

                                  MESTEK, INC.

          (Exact name of registrant as specified in its charter)

Pennsylvania                                                      25-0661650
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
YES       X                                                      NO__
   --------------------------------------------------------------

The aggregate market value of voting common shares held by non-affiliates of the registrant as of March 30, 2001, based upon the closing price for the registrant's common stock as reported in The Wall Street Journal as of such date was $50,408,493

The number of shares of the registrant's common stock issued and outstanding as of March 20, 2001 was 8,722,703.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement relating to the annual meeting of shareholders of the registrant to be held on June 7, 2001 are incorporated by reference into
Part III hereof and the exhibits to filings referenced on Pages 44 through 47 of
Part IV hereof are incorporated by reference into Part IV hereof.

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

         On November 3, 1997 the Company acquired one hundred percent (100%) of the issued and outstanding common stock of CoilMate, Inc. (CoilMate) of Southington, Connecticut. CoilMate is the leading producer of pallet de-coiling equipment for the metal stamping and roll forming industries. The purchase price paid was $3,521,000. The Company has accounted for this acquisition under the purchase method of accounting.

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

         On November 2, 1998, the Company exchanged its forty-six and eight tenths percent (46.8%) interest in Eafco, Inc. for ninety-three and six tenths percent (93.6%) of the common stock of Boyertown Foundry Company (BFC) of Boyertown, PA. BFC received one hundred percent (100%) of the foundry and machining operations of Eafco on that same date pursuant to "a split-up" of Eafco structured as a tax-free reorganization. The Company has accounted for this transaction under the purchase method of accounting. Accordingly, the carrying value of the Company's equity investment in Eafco, $8,778,000 at November 2, 1998, was treated as the purchase price for accounting purposes. The assets acquired by BFC included substantially all of the real estate and equipment owned by Eafco in Boyertown and used in the foundry, machining and boiler assembly operations and certain other assets and liabilities. BFC will operate principally as a cast-iron foundry, supplying cast iron sections and related machining services to both the Company's Westcast subsidiary and to various third parties, including Peerless Heater Company, Inc. In connection with this transaction the Company loaned Eafco, Inc. $1,500,000 and also assumed and paid $650,000 of Eafco's then outstanding bank indebtedness. The $1,500,000 loan bears interest at BankBoston's prime rate less one, is payable over 42 months beginning on May 1, 2000, and is secured by substantially all of Eafco's assets. BFC has also leased a portion of its facilities in Boyertown to Eafco, Inc. which will continue to assemble and warehouse boilers in Boyertown for Peerless Heater Company, Inc.

         On March 26, 1999, the Company acquired substantially all of the operating assets of the Anemostat Products and Anemostat-West divisions of
Dynamics Corporation of America, (collectively, Anemostat), a wholly-owned subsidiary of CTS Corporation. Anemostat manufactures commercial air distribution products (grilles, registers, diffusers and VAV boxes); security air distribution products; and door and vision frame products for the HVAC and commercial building industries at locations in Scranton, Pennsylvania (Anemostat Products) and Carson, California (Anemostat-West). The Anemostat products are complementary to the Company's existing louver and damper businesses. The purchase price paid for the assets acquired was approximately $25,360,000, including assumed liabilities of approximately $3,577,000. The Company accounted for this acquisition under the purchase method of accounting and, accordingly, recorded goodwill of approximately $6,800,000.

         On April 26, 1999, an order was entered in the Bankruptcy Court for the Southern District of Ohio, whereby the Company's offer to acquire certain of the operating assets of ACDC, Inc. (ACDC) of New Milford, Ohio, a manufacturer of industrial dampers for the power generation market, was approved. The Company closed this transaction on May 7, 1999 for $2,554,000.

         On January 28, 2000, the Company acquired substantially all of the operating assets of Wolfram, Inc. d/b/a Cesco Products ("Cesco"), a manufacturer of air distribution products for approximately $6,425,000, as more fully explained in Note 2 to the accompanying Consolidated Financial Statements.

         On February 10, 2000, the Company acquired certain assets of B & K Rotary Machinery International Corporation ("B & K"), a manufacturer of metal processing lines, for approximately $3,018,000, as more fully explained in Note 2 to the accompanying Consolidated Financial Statements.

         On March 7, 2000, the Company completed the spin-off and subsequent merger of its wholly owned subsidiary, MCS, Inc. with and into Simione Central Holdings, Inc., as more fully explained in Note 3 to the accompanying Consolidated Financial Statements.

         On June 3, 2000, the Company completed its previously announced acquisition of Met-Coil Systems Corporation, (Met-Coil) for approximately $33.6 million, as more fully explained in Note 2 to the accompanying Consolidated Financial Statements. Met-Coil manufactures advanced sheet metal forming equipment, fabricating equipment, and computer-controlled fabrication systems for the global market. The Company employs approximately 270 people, principally in its Cedar Rapids, Iowa, and Lisle, Illinois, manufacturing facilities, and had revenues for the fiscal year ended May 31, 2000 of approximately $48.3 million. Met-Coil's products are complementary with those of the Company's Metal Forming Segment.

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

         On August 25, 2000 the Company, through a 75% owned subsidiary, Airtherm LLC, acquired substantially of all of the operating assets of Airtherm Manufacturing Company, a Missouri corporation, and Airtherm Products, Inc., an Arkansas corporation, (collectively, the sellers), except the real property owned by these companies, for approximately $3,815,000, including assumed liabilities of $101,000. No goodwill was recorded in the transaction. The Company has an option to acquire the remaining 25% of Airtherm LLC membership interests it does not own for $2,000,000, subject to certain downward adjustments. The option expires on February 21, 2002. The Company, pursuant to put rights held by the other membership interest, may become contractually obligated to purchase these share for $2,500,000, subject to certain downward adjustments, if it chooses not to exercise it options. If the Company chooses to exercise its option to acquire the membership interests, or is required to purchase the membership interests, the amount paid will be recorded as goodwill in connection with the acquisition of Airtherm. In connection with the transaction, the Company also loaned $1,550,000 to an unrelated company, which acquired two manufacturing facilities owned by the sellers. The loan is evidenced by a $750,000 promissory note and an $800,000 promissory note, which bear interest at 7% and 7% and matures on August 31, 2002 and August 31, 2002, respectively. The notes are secured in each case by the related manufacturing facilities and are included in other current assets and other assets, respectively, as of September 31, 2000.

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

         The Company's former Metal Products Segment was subdivided for reporting purposes after 1997 into the Metal Forming Segment and the Metal Products Segment. As further described in Note 3, the Company discontinued its Computer Software segment during fiscal 2000 by distributing the stock of MCS, Inc. to the Company's shareholders.

         The Company and its subsidiaries together employed approximately 3,221 persons as of December 31, 2000.


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

         The Reed Division sells finned-tube and baseboard radiation equipment under the names "Sterling", "Vulcan", "Heatrim", "Petite-7", "Hydrotherm", and "Suntemp", and other hydronic heat distribution products under the names "Sterling", "Beacon-Morris", and "Airtherm". The division sells gas-fired unit heaters under the name "Sterling", radiant heating under the name "Cox" and gas-fired indoor and outdoor heating and ventilating equipment under the names "Alton", "Applied Air", "Wing", "Air Fan", and "Temprite". Cooling and air conditioning equipment is sold under the "Alton", "Applied Air", "Space Pak", "Aztec Sensible Cooling", "Koldwave", and "Air Fan" names, and gas and oil-fired boilers are sold primarily under the names "RBI", "Hydrotherm", "Multi-Pulse", and "Multi-Temp", and distributed under the name "Smith Cast Iron Boilers" by Westcast, Inc. A number of these trade names are also registered trademarks owned by the Company and its subsidiaries. These products may be used to heat, ventilate and/or cool structures ranging in size from large office buildings, industrial buildings, warehouses, stores and residences, down to such small spaces as add-on rooms in residences. The division's products are manufactured at plants in Westfield, Massachusetts; South Windsor, Connecticut; Farmville, North Carolina; Dallas, Texas; Mississauga, Ontario, Canada; Dundalk, Maryland; Wrens, Georgia; and Forrest City, Arkansas. The Company closed its Skokie, Illinois and Ridgeville, Indiana plants in 1996 and relocated these operations to Dundalk, Maryland and Farmville, North Carolina, respectively.

         The Reed Division sells its many types of fire, smoke, and air control louvers and dampers, which are devices designed to facilitate the ventilation of buildings or to control or seal off the movement of air through building duct work in the event of fire or smoke, under the names "Air Balance", "Phillips Aire", "Anemostat", "ACDC", "Pacific Air Balance", "American Warming and Ventilating", "Arrow", "Cesco", and "Louvers and Dampers". These products are manufactured at the Company's plants in Wrens, Georgia; San Fernando, California; Bradner, Ohio; Waldron, Michigan; Milford, Ohio; Wyalusing, Pennsylvania; Minneapolis, Minnesota; Carson, California; Scranton, Pennsylvania; and Florence, Kentucky. The Reed Division also manufactures industrial and power plant dampers in San Fernando, California under the name "Pacific Air Products".

         Through its design and application engineering groups, the Reed Division custom designs and manufactures many HVAC products to meet unique customer needs or specifications not met by existing products. Such custom designs often represent improvements on existing technology and often are incorporated into the Reed Division's standard line of products.

         The Reed Division sells its HVAC products primarily through a diverse group of independent representatives throughout the United States and Canada, many of whom sell several of Reed's products. These independent representatives usually handle various HVAC products made by manufacturers other than the Company. These representatives usually are granted an exclusive right to solicit orders for specific Reed Division products from customers in a specific geographic territory. Because of the diversity of the Reed Division's product lines, there is often more than one representative in a given territory. Representatives work closely with the Reed Division's sales managers and its technical personnel to meet customers' needs and specifications. The independent representatives are compensated on a commission basis and generally they neither stock Reed Division products nor purchase such products for resale.

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

         The sale of heating and cooling products is inherently sensitive to climatic trends in that relatively warm winters and/or cool summers can adversely affect sales volumes.

         The Reed Division sells gas-fired and hydronic heating and ventilating products, boilers and other HVAC equipment in Canada and also sells its products in other foreign markets from time to time. Total export sales did not exceed ten percent of total revenues, nor did foreign assets exceed ten percent of total assets, in any of the most recent five years ending December 31, 2000.

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

         The businesses of the HVAC segment are highly competitive. The Company believes that it is the largest manufacturer of hydronic baseboard heating for residential and commercial purposes and is one of the three leading manufacturers of gas-fired heaters and fire and smoke dampers. The Company has established a substantial market position in the cast-iron boiler business through its acquisitions in 1991, 1992, and 1998. Nevertheless, in all of the industries in which it competes, the Company has competitors with substantially greater manufacturing, sales, research and financial resources than the Company. Competition in these industries is based mainly on merchandising capability, service, quality, price and ability to meet customer specifications. The Reed Division believes that it has achieved and maintained its position as a substantial competitor in the HVAC industry largely through the strength of its extensive distribution network, the breadth of its product line and its ability to meet customer delivery and service requirements. Most of its competitors offer their products in some but not all of the industries served by the Reed Division.

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

         The Reed Division has a number of trademarks important to its business, including those relating to its Sterling, Vulcan, Beacon-Morris, Heatrim, Wing, Alton, Applied Air, Arrow, Aztec Sensible Cooling, Hydrotherm, Temprite, Anemostat, Air Clean Damper Company, Cesco, Louvers and Dampers, and Airtherm product lines.

         Expenditures for research and development for the HVAC segment in 2000, 1999, and 1998, were $2,551,000 $1,735,000, and $1,415,000, respectively.
Product development efforts are necessary and ongoing in all product markets.


METAL FORMING

         The Company's Metal Forming Segment designs, manufactures and sells a variety of metal handling and metal forming products under names such as Cooper-Weymouth-Peterson, Dahlstrom, Hill Engineering, CoilMate-Dickerman, Rowe, Lockformer, and Iowa Precision (collectively, Formtek). The products are sold through factory direct sales and independent dealers in most cases to end-users and in some cases to other original equipment manufacturers. The products include roll formers, roll forming systems, wing benders, presses, servo-feeds, straighteners, cradles, reels, cut-to-length lines, specialty dies, tube cut-off systems, hydraulic punching, blanking and cutoff systems, rotary punching, flying cut-off saws, and plasma cutting equipment.

         In 1997 this Segment added two additional units: Hill Engineering, Inc. a leading producer of precision tools and dies for the gasket manufacturing and roll forming industries, and CoilMate, Inc., a leading producer of pallet de-coiling equipment for the metal stamping and roll forming industries. The CoilMate product has been combined with a former CWP Division, Dickerman, and this "low-end" line is now marketed as CoilMate-Dickerman.

         In 2000, this segment added Iowa Precision and Lockformer (collectively, Met-Coil Systems Corporation), as more fully explained in Note 2 to the accompanying Consolidated Financial Statements. Met-Coil manufactures advanced sheet-metal-forming equipment, fabricating equipment and computer-controlled fabrication systems for the global market.

         The Company  believes it has improved its  competitive  position within the metal forming marketplace by developing servo-driven feeders with microprocessor controls, and other software controls, affording diagnostic and operational features, as well as by the strategic acquisitions made in 1996, 1997, and 2000, which broadened the segment's overall product offerings.

         Certain products made by these units are custom designed and manufactured to meet unique customer needs or specifications not currently met by existing products. These products, developed by the Company's design and application engineering groups, often represent improvements on existing technology and are often then incorporated into the unit's standard product line.

         The  primary  customers  for  such   metal-handling  and  metal-forming
equipment  include  sheet  metal  and  mechanical  contractors,  contract  metal stampers, manufacturers of large and small appliances, commercial and residential lighting fixtures, automobile accessories, office furniture and equipment, metal construction and HVAC products.

         The businesses of Formtek are highly competitive and, due to the nature of the products, are somewhat more cyclical (due to changes in manufacturing capacity utilization) than the Company's other operating segments. CWP, Rowe, CoilMate-Dickerman, and Iowa Precision have become substantial forces in the manufacture of coil handling equipment through their broad and competitive product lines, together with Formtek's customer-driven application engineering and ability to meet customer delivery and service requirements through separate extensive distribution networks. Dahlstrom and Lockformer are well-established names in the roll-former market place. The Company believes that the critical mass created by the recent acquisition of Met-Coil Systems Corporation will allow it to more fully leverage its large installed customer base.

         The Metal Forming Segment sells equipment in Canada and other foreign markets. Total export sales did not exceed ten percent (10%) of the total revenues nor did foreign assets exceed ten percent (10%) of total assets in any of the most recent five years ending December 31, 2000.

         The backlog relating to this segment at December 31, 2000 was approximately $36,069,538.

         Expenditures for research and development for this segment in 2000, 1999, and 1998, were $931,000, $610,000, and $465,000, respectively.


  METAL PRODUCTS

         The Company's Metal Products Segment (consisting of Omega Flex, Inc. and Boyertown Foundry Company) manufactures a variety of metal products including flexible metal hose and grey iron castings. This segment sells cast iron products to the HVAC industry, including the company's HVAC segment, and flexible metal hose products to the HVAC and industrial metal hose marketplaces.

         National Northeast Corporation (National), reported under Discontinued Operations in accordance with APB30 in the accompanying Consolidated Financial Statements, but formerly included in the Company's Metal Products segment, extrudes aluminum shapes for the construction and other markets and extrudes and fabricates aluminum based products and assemblies and high precision aluminum heat sinks (heat dissipation devices) for use in a wide variety of power control, communications and related electronic and computer systems applications. Its products are made through an extrusion process supported by a broad line of secondary machining, stamping and assembly capabilities. National's application engineering and fabrication capabilities have helped it become a substantial competitor in the heat sink market place. National was sold on January 9, 2001, as explained more fully in Note 17 to the Consolidated Financial Statements.

         Omega Flex, Inc. (Omega) manufactures corrugated flexible stainless steel hose for use in a wide variety of industrial applications. Its products include annular, helical and braided metal hose and hose fabrications and are sold primarily through industrial hose distributors. In January of 1997, Omega introduced Trac-Pipe(R), a corrugated stainless steel tubing developed for use in piping gas appliances. The Company has realized significant synergies by distributing Trac-Pipe(R) through its extensive HVAC distribution network.

         Boyertown Foundry Company (BFC) operates a cast-iron foundry in Boyertown, PA, which manufactures products used principally in the HVAC industry.

         The Metals Products Segment sells products in Canada and in other foreign markets. Total export sales, however, did not exceed ten percent of total revenues, nor did foreign assets exceed ten percent of total assets in any of the most recent five years ending December 31, 2000.

         The backlog relating to this segment at December 31, 2000 was approximately $7,603,032.

         Expenditures for research and development for this segment, independent of research and development related to specific customer requests, in 2000, 1999, and 1998, were $343,000, $594,000, and $256,000, respectively.


SEGMENT INFORMATION

         Selected financial information regarding the operations of each of the above segments, consistent with statement of Financial Accounting Standard No. 131 and Section 101 (d) of Regulations 5-K, is presented in Note 13 to the Consolidated Financial Statements.


Item 2 - PROPERTIES

         The HVAC segment of the Company manufactures equipment at plants that the Company owns in Waldron, Michigan; Bradner, Ohio; Wyalusing, Pennsylvania; Scranton, Pennsylvania; Dundalk, Maryland; Wrens, Georgia; Milford, Ohio; and Dallas, Texas. It operates plants that it leases from entities owned directly or indirectly by certain officers and directors of the Company in Westfield, Massachusetts; Farmville, North Carolina; and South Windsor, Connecticut. The HVAC segment leases manufacturing space from unrelated parties in Mississauga, Ontario, Canada; Carson, California; Minneapolis, Minnesota; San Fernando, California; Florence, Kentucky; St. Louis, Missouri; Forrest City, Arkansas; as well as a regional distribution facility in Mississauga, Ontario, Canada.

         The Metal Forming segment manufactures products at plants the Company owns in Clinton, Maine; Villa Park, Illinois; Schiller Park, Illinois; Danville, Kentucky; Cedar Rapids, Iowa; and Lisle, Illinois.

         The Metal Products segment manufactures  products at plants the Company
owns  in   Boyertown,   Pennsylvania;   and  at  leased   facilities  in  Exton,
Pennsylvania.

         The Company's principal executive offices in Westfield, Massachusetts are leased from an entity owned by an officer and director of the Company. The Company also owns an office building in Holland, Ohio.

         In addition, the Company and certain of its subsidiaries lease other office space in various cities around the country for use as sales offices.

         Certain of the owned  facilities  are pledged as  security  for certain
long-term  debt  instruments.   See  Property  and  Equipment,  Note  5  to  the
Consolidated Financial Statements.


         Item 3 - LEGAL PROCEEDINGS

         The Company is not presently involved in any litigation, which it believes will materially and adversely affect its financial condition or results of operations.


Item 4 - SUBMISSION OF MATTER TO A VOTE OF THE SECURITY HOLDERS

         No matters were submitted to the security holders of the Company for a vote during the fourth quarter of 2000.


                                     PART II



Item 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


         The Company's common stock is listed on the New York Stock Exchange, under the symbol MCC. The number of shareholders of record as of March 20, 2001 based on inquiries of the registrant's transfer agent was 1,248. For this purpose, shareholders whose shares are held by brokers on behalf of such shareholders (shares held in "street name") are not separately counted. The price range of the Company's common stock between January 1, 2001 and March 20, 2001 was between $20 1/4 and 16, and the closing price on March 20, 2001 was $18.40.

         The quarterly price ranges of the Company's common stock during 2000 and 1999 as reported in the consolidated transaction reporting system were as follows:

                                   PRICE RANGE

                              2000                            1999
                              ----                            ----

 First Quarter         $20 1/4    $14 3/16            $20 15/16   $18 3/4
 Second Quarter        $18 1/16   $15 7/8             $22 3/8     $18 3/8
 Third Quarter         $17 13/16  $16 3/8             $22 7/8     $19 3/4
 Fourth Quarter        $17        $16 3/8             $20 1/4     $18 1/4

 The Company has not paid any cash dividends on its common stock since 1979.

         No securities issued by the Company, other than common stock, are listed on a stock exchange or are publicly traded.


Item 6 - SELECTED FINANCIAL DATA


         Selected financial data for the Company for each of the last five fiscal years is shown in the following table. Selected financial data reflecting the operations of acquired businesses is shown only for periods following the related acquisition. A "Pro forma 2000" column is included below illustrating the effect on the Company's balance sheet of the sale of National Northeast Corporation (National) on January 9, 2001 as though it had been completed on December 31, 2000. The sale of National, as more fully explained in Note 17 to the Consolidated Financial Statements, generated approximately $45 million in net proceeds and resulted in a $17 million pre-tax gain reportable in the first quarter of 2001.


SUMMARY OF FINANCIAL POSITION as of December 31, (1)

                               (dollars in thousands except per share data)

                          Pro Forma
                             2000     2000     1999     1998     1997     1996
                            ----      ----     ----     ----     ----     ----

Total Assets            $259,036  $293,489  $242,253  $205,143 $191,117 $170,010
Working capital           57,741    26,252    63,732    49,415   42,056   59,274
Long-term debt, including
  current portion         18,658    63,658    34,791    13,188   19,329   15,362
Shareholders' equity     173,914   163,682   148,617   133,298  118,007  103,718
Shareholders' equity
per common share (1)     $ 20.67   $ 18.72   $ 16.96   $ 14.99  $ 13.22  $ 11.61
                         =======   =======   =======   =======  =======  =======




SUMMARY OF OPERATIONS - for the year ended December 31, (2)

                                  (dollars in thousands except per share data)


                                      2000     1999     1998      1997    1996
                                      ----     ----     ----      ----    ----

Revenues from Continuing Operations $375,987 $328,145 $291,164 $282,700 $262,158
Income from Continuing Operations     16,402   17,666   13,560   11,757   11,089
Net income                            17,068   17,917   16,064   14,405   13,329

Earnings per common share:
-------------------------
Basic Earnings per Common Share:
     Continuing Operations             $1.87    $1.99    $1.52  $  1.31 $   1.24
     Discontinued Operation              .08      .03      .28      .30      .25
                                      ------  -------    -----  -------  -------
     Net Income                       $ 1.95  $  2.02    $1.80   $ 1.61 $   1.49
                                      ======  =======    =====   ====== ========

Diluted Earnings Per Common Share
     Continuing Operations            $ 1.87  $  1.99    $1.52  $  1.31 $   1.24
     Discontinued Operations             .08      .03      .28      .30      .25
                                     -------  -------    -----  -------  -------
  Net Income                          $ 1.95  $  2.02    $1.80  $  1.61 $   1.49
                                      ======  =======    =====  ======= ========


1) Equity per common share amounts are computed using the common shares and common share equivalents outstanding as of December 31, 2000, 1999, 1998, 1997, and 1996.

(2) Includes the results of acquired companies or asset acquisitions from the date of such acquisition, as follows:

       * Airtherm LLC from August 25, 2000 * Louvers & Dampers, Inc. from June 30, 2000 * Met-Coil Systems Corporation from June 3, 2000
       * B & K Rotary Machinery International Corporation from February 10, 2000
       * Cesco Products from January 29, 2000 * ACDC, Inc. from May 7, 1999 * Anemostat Corporation from March 26, 1999 * Boyertown Foundry Company from November 2, 1998 * Ruscio Brothers Industries, (RBI), from April 29, 1998 * CoilMate, Inc., from November 3, 1997 * Hill Engineering, Inc., from January 31, 1997 * Dahlstrom Industries, Inc. from August 30, 1996.
       * Rowe Machinery & Automation, Inc., from February 5, 1996. * Omega Flex, Inc., from February 2, 1996.

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

                      RETURN ON AVERAGE NET ASSETS EMPLOYED
                             (Continuing Operations)

                                2000, 1999, 1998


As more fully explained in Note 17 to the Consolidated Financial Statement, the results of operations for the Company's National Northeast Corporation and MCS, Inc. subsidiaries are reported under Discontinued Operations. National Northeast Corporation, an aluminum extruder and heat-sink fabricator formerly include in the Company Metal Products segment, was sold on January 9, 2001. One hundred percent of the common stock of MCS, Inc. was distributed to the Company's common shareholders on March 7, 2000, as more fully explained in Note 3 to the Consolidated Financial Statements. The discussion and analysis which follows relates to the Company's continuing operations only.

         The Company's Return on Average Net Assets Employed From Continuing Operations, defined as Operating Profits From Continuing Operations, over Average Net Assets Employed From Continuing Operations (Total Assets less Current and Non Current Liabilities-other than Current and Non Current Portions of Long-Term Debt-averaged over 12 months) for the years 2000, 1999, and 1998 was as follows:

                                              2000         1999         1998
                                              ----         ----         ----
                                                      (in thousands)

Operating Profits                         $   27,105    $  29,193   $   22,137
Average Net Assets Employed (as defined    $ 186,999    $ 145,850   $  125,833
                                           ---------    ---------    ---------
Return on Average Net Assets Employed         14.49%       20.01%       17.59%
                                          ==========    =========    =========

         The Year 2000 return on Average Net Assets Employed From Continuing Operations decreased significantly from 1999 due principally to the effect of substandard operating incomes from the Company's recent Met-Coil, Anemostat, and Air Clean Damper acquisitions, as more fully explained below.


                             ANALYSIS: 2000 VS. 1999

         The Company's core HVAC Segment reported comparative results from continuing operations for 2000 and 1999 as follows:

                                  2000      2000         1999         1999
                                  ----      ----         ----         ----
                                 ($000)       %         ($000)          %
                                 ------    -------      ------       -------

         Net Sales             $271,918     100.00%   $ 254,451      100.00%
         Gross Profit            75,188      27.65%      73,604       28.93%
         Operating Incom         16,494       6.06%      20,445        8.03%

         The reduced gross profit and operating income levels reflect principally sub par results from the Company's recent Anemostat and Air Clean Damper Company (ACDC) acquisitions as well as sub par results from certain hydronic products. Significant product development and market development expenses were incurred in 2000 as part of a long-term plan to strengthen and improve the Anemostat franchise. These costs will continue in year 2001 and may result in substandard returns on the Company's investment in Anemostat for some time. The Company consolidated its two heavy-duty damper operations into one location in 2000 which adversely effected the results of operations for ACDC.


         The Company's Metal Products Segment includes Omega Flex, Inc. (Omega), an industrial metal hose fabricator acquired in 1996, and Boyertown Foundry Company, (BFC), a ninety-three and six tenths percent (93.6%) owned subsidiary which acquired the foundry and machining operations of Eafco, Inc. on November 2, 1998. Prior to that date, the Company's forty-six and eight tenths percent (46.8%) investment in Eafco was accounted for on the equity method and was not included in this segment. BFC produces cast iron products and related machining services for the Company's HVAC Segment and various third parties. This segment formerly included National Northeast Corporation, (National), an eighty-nine and five tenths percent (89.5%) owned aluminum extruder and heat sink fabricator acquired in 1995, which was sold on January 9, 2001, as more fully explained in
Note 17 to the Consolidated Financial Statements.

         Comparative results from continuing operations for 2000 and 1999 were as follows:

                                2000      2000          1999        1999
                                ----      ----          ----        ----
                               ($000)      %           ($000)         %
                               ------    ------        ------       -----

         Net Sales           $ 39,816    100.00%      $ 35,138      100.00%
         Gross Profit          16,992     42.68%        13,732       39.08%
         Operating Income       6,787     17.05%         6,813       19.39%

         Operating profits in 2000 were relatively flat despite significantly improved results from Omega due to an offsetting reduction in operating profits at BFC. Sales of Omega's patented TracPipe(R) flexible gas piping product continued to grow at a rapid pace in 2000. TracPipe(R) is a corrugated stainless steel tubing developed especially for use in the piping and installation of gas appliances. Operating results for BFC were adversely effected by legal and other costs associated with a protracted legal dispute which was settled during 2000.

         The Company's Metal Forming Segment includes Cooper-Weymouth, Peterson,
(CWP), Rowe Machinery and Manufacturing, (Rowe), a leading manufacturer of press-feeding and cut-to-length equipment, acquired in 1996, Dahlstrom Industries, (Dahlstrom), a leading manufacturer of roll forming equipment, acquired in 1996, Hill Engineering, (Hill), a leading producer of tools and dies for the gasket manufacturing and roll forming industries acquired on January 31, 1997, and CoilMate, Inc., (CoilMate), a leading producer of pallet de-coiling equipment for the metal stamping and roll forming industries acquired on November 3, 1997. This segment's results also include the operations of The Lockformer Company (Lockformer) and Iowa Precision, Inc. (IPI), the operating units of Met-Coil Systems Corporation, which was acquired on June 3, 2000, as more fully described in Note 2 to the Consolidated Financial Statements.

         Comparative results from continuing operations for 2000 and 1999 were as follows:

                             2000        2000         1999            1999
                             ----        ----         ----            ----
                            ($000)         %         ($000)             %
                            ------     -------        -----         -------


         Net Sales         $63,424     100.00%     $ 37,116          100.00%
         Gross Profit       16,408      25.86%       10,168           27.39%
         Operating Income    4,143       6.53%        1,727            4.65%

         Exclusive of the effect of the Met-Coil acquisition, revenues were up 3.67%, gross profits were up 7.86% and operating profits were up 47.6% reflecting improved results from the segment's CWP and Rowe units which more than offset reduced operating results at Hill and Dahlstrom.

         As a whole the Company reported comparative results as follows:

                               2000           2000        1999          1999
                               ----           ----        ----          ----
                               ($000)           %        ($000)           %
                               ------       -------      ------        -------

         Net Sales            $375,987       100.00%    $328,145       100.00%
         Gross Profit          108,802        28.94%      98,249        29.94%
         Operating Income       27,105         7.21%      29,193         8.89%

         Gross Profit and Operating Income margins overall reflect the negative effects of the product development, market development and factory relocation costs incurred in the HVAC segments, as described above, offset somewhat by the positive results contributed by the Metal Forming segment's CWP and Rowe divisions.

         Sales Expense for the Company as a whole, as a percentage of continuing revenues, increased slightly, from 12.97% to 13.24%. General and Administrative Expenses, as a percentage of continuing revenues, increased very slightly from 5.24% to 5.39%. Engineering Expense, as a percentage of continuing revenues, increased slightly also from 2.82% to 3.10%, owing to increased new product development costs incurred in the Company's HVAC Segment.

         Interest   Expense   increased   substantially   in  2000,   reflecting
principally the effect of the Met-Coil and other acquisitions, as more fully described in Note 2 to the Consolidated Financial Statements.

         Income Tax Expense for 2000, as a percentage of pretax income, increased slightly from 37.1% to 37.2%.


                             ANALYSIS: 1999 VS. 1998

         The Company's core HVAC Segment reported comparative results from continuing operations for 1999 and 1998 as follows:

                               1999          1999          1998           1998
                               ----          ----          ----           ----
                              ($000)           %          ($000)            %
                              ------         -----       ------          -------

         Net Sales          $254,451         100.00%     $229,704        100.00%
         Gross Profit         73,604          28.92%       65,124         28.35%
         Operating Income     20,445           8.03%       15,534          6.76%

         Improved performances from many of the HVAC segment's hydronic and industrial products offset sub par performances from certain air distribution products as well as depressed results from the Company's recently acquired Anemostat business. Significant product development and market development expenses were incurred in 1999 as part of a long-term plan to strengthen and improve the Anemostat franchise.


         The Company's Metal Products Segment includes Omega Flex, Inc. (Omega), an industrial metal hose fabricator acquired in 1996, and Boyertown Foundry Company, (BFC), a ninety-three and six tenths percent (93.6%) owned subsidiary which acquired the foundry and machining operations of Eafco, Inc. on November 2, 1998. Prior to that date, the Company's forty-six and eight tenths percent (46.8%) investment in Eafco was accounted for on the equity method and was not included in this segment. Results of operations for BFC for the period November 2, 1998 through December 31, 1998, exclusive of intersegment sales, are included in this segment's 1998 results. BFC produces cast iron products and related machining services for the Company's HVAC Segment and various third parties. This segment formerly included National Northeast Corporation, (National), an eighty-nine and five tenths percent (89.5%) owned aluminum extruder and heat sink fabricator acquired in 1995, which was sold on January 9, 2001, as more fully explained in Note 17 to the Consolidated Financial Statements.

         Comparative results from continuing operations for 1999 and 1998 were as follows:

                             1999         1999          1998              1998
                             ----         ----          ----              ----
                            ($000)          %          ($000)               %
                            ------      -------        ------            -------

         Net Sales         $35,138       100.00%       $18,466           100.00%
         Gross Profit       13,732        39.08%         6,905            37.39%
         Operating Income    6,813        19.38%         1,797             9.73%

         The growth in operating profits in 1999 is traceable to significantly improved results from both BFC and Omega. Sales of Omega's patented TracPipe(R) flexible gas piping product continued to grow at a very rapid pace in 1999. TracPipe(R) is a corrugated stainless steel tubing developed especially for use in the piping and installation of gas appliances.

         The Company's Metal Forming Segment includes Cooper-Weymouth, Peterson,
(CWP), Rowe Machinery and Manufacturing, (Rowe), a leading manufacturer of press-feeding and cut-to-length equipment, acquired in 1996, Dahlstrom Industries, (Dahlstrom), a leading manufacturer of roll forming equipment, acquired in 1996, Hill Engineering, (Hill), a leading producer of tools and dies for the gasket manufacturing and roll forming industries acquired on January 31, 1997, and CoilMate, Inc., (CoilMate), a leading producer of pallet de-coiling equipment for the metal stamping and roll forming industries acquired on November 3, 1997.

Comparative results from continuing operations for 1999 and 1998 were as follows:

                               1999          1999         1998         1998
                               ----          ----         ----         ----
                              ($000)           %         ($000)          %
                              ------        -------      ------       -------

         Net Sales           $ 37,116       100.00%    $ 41,265       100.00%
         Gross Profit          10,168        27.39%      12,212        29.59%
         Operating Income       1,727         4.65%       4,135        10.02%

         The Metal Forming Segment was effected in 1999 by an industry-wide slowdown in orders for new equipment which reduced revenues significantly. Margins also suffered for related reasons and results overall were impacted accordingly.

         As a whole the Company reported comparative results as follows:

                                1999          1999         1998        1998
                                ----          ----         ----        ----
                               ($000)           %         ($000)         %
                               ------       -------       ------      -------

         Net Sales          $ 328,145        100.00%    $ 291,164     100.00%
         Gross Profit          98,249         29.94%       85,062      29.21%
         Operating Income      29,193          8.89%       22,137       7.60%

         Gross Profit and Operating Income margins increased primarily due to positive results from the Company's HVAC and Metal Products Segments.

         Sales Expense for the Company as a whole, as a percentage of continuing revenues, decreased slightly, from 13.42% to 12.97%, owing to in the Company's growth in 1999. General and Administrative Expenses, as a percentage of continuing revenues, decreased from 5.46% to 5.24% for the same reason. Engineering Expense, as a percentage of continuing revenues, increased slightly from 2.72% to 2.82%.

         Interest Expense increased slightly in 1999, reflecting principally the effect of the Anemostat acquisition and other capital spending.

         Income Tax Expense for 1999, as a percentage of pretax income, increased slightly from 36.9% to 37.1%.


                    ANALYSIS: LIQUIDITY AND CAPITAL STRUCTURE

         Working capital decreased in 2000 from $63,732,000 at December 31, 1999 to $26,252,000 at December 31, 2000, primarily as a result of short-term debt incurred in connection with the Met-Coil and other acquisitions completed in 2000, as more fully described in Note 2 to the consolidated financial statements.

The Company chose to fund these acquisitions, which added indebtedness of approximately $42 million, with short-term borrowings due to the pending sale of National Northeast Corporation (NNE) which was ultimately completed on January 9, 2001 and which raised approximately $45 million (net of minority interest) in net proceeds and resulted in a pretax gain of approximately $17 million which will be reported in the Company's first quarter 2001 results of operations. The Company's December 31, 2000 balance sheet, adjusted on a pro forma basis to give effect to the NNE sale as though it had occurred on December 31, 2000, looks as follows on a condensed basis:

                              Actual          Pro Forma          Pro Forma
                            December 31,      Effect of         December 31,
                               2000            NNE Sale             2000
                                             (in thousands)

Current Assets                $148,009         ($9,736)           $138,273
Non-Current Assets             145,480         (24,717)            120,763
                               -------         --------            -------
         Total                $293,489        ($34,453)           $259,036
                              ========        =========           ========

Short-term Debt                $63,418        ($45,000)             18,418
Other Current Liabilities       58,339           3,775              62,114
Non-Current Liabilities          5,304          (1,757)              3,547
Minority Interest                2,746          (1,703)              1,043
Shareholders' Equity           163,682          10,232             173,914
                               -------          ------             -------
         Total                $293,489        ($34,453)           $259,036
                              ========        =========           ========

The Company's working capital at December 31, 2000, after giving effect to the NNE sale on a pro forma basis, was $57,741,000, down from $63,732,000 at December 31, 1999. The Company's funded debt to equity ratio, however, (including minority interests in funded debt and including on a pro forma basis the effect of the sale of NNE as though it had occurred on December 31, 2000) decreased from 25.37% at December 31, 1999 to 11.33% at December 31, 2000, principally as a result of the NNE sale.

         The principal changes to the Company's Net Assets Employed during 2000, including the pro forma effect of the sale of NNE as though it had occurred on December 31, 2000, were as follows:

      Net Assets Employed 12/31/99                                    $ 188,429
      Acquisition of Cesco Products 1/28/00                               5,374
      Acquisition of B & K Rotary Machinery 2/10/00                       3,018
      Acquisition of Met-Coil Systems Corporation
             6/3/00 (including assumed bank debt)                        37,333
      Acquisition of Louvers & Dampers 6/30/00                            3,000
      Acquisition of Airtherm LLC 8/25/00                                 3,714
      Distribution of MCS, Inc. common stock                             (1,551)
      Capital equipment purchased                                         6,979
      Additional Investment in Simione Central Holdings, Inc. (net)       2,000
      Cash flow in excess of net income and other effects               (18,210)
                                                                       ---------
      Net Assets Employed 12/31/00 (Actual)                            $230,086
                                                                       ---------
      Sale of National Northeast (Pro Forma)                            (36,471)
                                                                       ---------
      Net Assets Employed 12/31/00 (Pro Forma)                         $193,615
                                                                       =========

         Management regards the Company's current capital structure and banking relationships as fully adequate to meet foreseeable future needs. The Company has not paid cash dividends on its common stock since 1979.


                              YEAR 2000 DISCLOSURE

         The following information is being provided as a Year 2000 Readiness Disclosure Statement, and is subject to the provisions of the Year 2000
Information and Readiness Disclosure Act. Problems related to Year 2000 functionality in its information systems have been nominal to date and the Company expects no material adverse effect from such problems in the future.

Costs incurred relative to Year 2000 solutions:

         The Company believes that its total cost of addressing the Year 2000 issue, including software licenses, modifications, training and implementation was not material in the year ended December 31, 2000.


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

         In High Point, North Carolina, the Company has been named as a PRP with regard to the clean up of groundwater contamination allegedly due to dumping at a landfill. The Company's activity at the site represented less than one percent (1%) of all activity at the site. State authorities continue to investigate the extent of and remediation methods for groundwater contamination at or near the site, and the Company joined a joint defense group to help define and limit its liabilities whereby it may be required to contribute additional non-material sums as part of the remediation of groundwater contamination. The Company (along with many other corporations) is involved in PRP actions for the remediation of a site in Southington, Connecticut, as a result of the EPA's preliminary assignment of derivative responsibility for the presence of hazardous materials attributable to two other corporations from whom the Company purchased assets after the hazardous materials had been disposed of at the Southington site. The Company is part of a joint defense group in discussions with the EPA for a "de minimis settlement" at the Southington, Connecticut site. The obligations of the Company in this matter are not expected to be material to the Company's financial position or the results of operations. The Company has also received a request for information from the EPA addressed to a predecessor of the Company regarding the generation, storage, transportation and possible release of hazardous substances at a superfund site in Coraopolis, Pennsylvania, and the Company has complied with such request. The Company continues to investigate all of these matters, but expects that they will not be material to the Company's financial position or results of operations.

Releases of Hazardous Materials

         There have been releases of hazardous materials on a few parcels of property which are presently leased or operated by the Company. All such releases occurred prior to the occupation of the properties by the Company. All releases are in the process of assessment or remediation. At a site in Massachusetts leased by the Company the Lessor has received notice from two abutters that activities on the property prior to the Company's occupation may be the source of groundwater contamination on the abutters' property. Based upon an investigation by the Lessor, the claims do not appear to be supportable. The residential neighbors of a manufacturing facility site in Illinois now owned by a Company subsidiary have been certified as a class in an action against the Company and its subsidiary for alleged contamination of the neighbors' drinking water wells. In a separate action, the State of Illinois has also filed an action to compel the Company's subsidiary to investigate and remediate the same site for the same contamination. In both suits, the plaintiffs are seeking an injunction ordering that the Company's subsidiary provide a permanent alternative water supply to the neighborhood. The Company believes that its subsidiary carries adequate insurance coverage, such that the costs of these suits should have no material adverse effect on the Company's financial position. Based on the information presently available to it, management does not believe that the costs of addressing any of the releases will have a material adverse effect on the Company's financial position or the results of operations.

         The Company has also received notice from the owner of a formerly leased property of a release of hazardous materials into the ground around and under the Company's former manufacturing facility. The owner, which is also a former operator of the facility, undertook to remove the hazardous materials and has filed a report with the appropriate state agency that no further action is necessary at the site. Although the Company anticipates that it may be subject to a claim for contribution with respect to this removal of hazardous substances, it expects that any contribution will not be material to the Company's financial position or result of operations.

Changes to Environmental Laws Affecting Operations and Product Design

         The Company's operations and its HVAC products that involve combustion as currently designed and applied entail the risk of future noncompliance with the evolving landscape of Environmental Laws. The cost of complying with the various Environmental Laws is likely to increase over time, and there can be no assurance that the cost of compliance, including changes to manufacturing processes and design changes to current HVAC product offerings that involve the creation of carbon dioxide or other currently unregulated compounds emitted in atmospheric combustion, will not over the long-term and in the future have a material adverse effect on the Company's results of operations (especially in light of the international agreement on the reduction of green house gas emissions set forth in the Kyoto Protocol).

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                     The Board of Directors and Shareholders
                                 of Mestek, Inc.

         We have audited the accompanying consolidated balance sheets of Mestek, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mestek, Inc. and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

         We have also audited Schedule II of Mestek, Inc. and subsidiaries as of December 31, 2000 and for each of the years in the three-year period ended December 31, 2000. In our opinion, the schedule presents fairly, in all material respects, the information required to be set forth therein.


                                                             Grant Thornton, LLP








Boston, Massachusetts
March 2, 2001

                                  MESTEK, INC.
                           CONSOLIDATED BALANCE SHEETS
                               As of December 31,



                                                      2000               1999
                                                      ----               ----
                                                    (Dollars in thousands)
ASSETS

Current Assets
    Cash                                          $      2,417      $     4,468
    Accounts Receivable - less allowances of
      $3,746 and $3,627 respectively                    64,832           66,605
    Unbilled Accounts Receivable                            27              447
    Inventories                                         70,911           54,688
    Deferred Tax Benefit                                 3,333            1,551
    Other Current Assets                                 6,489            4,264
                                                   -----------      -----------

    Total Current Assets                               148,009          132,023

  Property and Equipment - net                          73,489           69,067
  Notes Receivable                                         800            3,850
  Investment in Simione Central Holdings, Inc.           6,850               --
  Other Assets and Deferred Charges  - net               7,676            7,146
  Excess of Cost over Net Assets
      of Acquired Companies-net                         56,665           30,167
                                                     ---------       ----------

  Total Assets                                       $ 293,489        $ 242,253
                                                     =========        =========












See Accompanying Notes to Consolidated Financial Statements

                                  MESTEK, INC.
                     CONSOLIDATED BALANCE SHEETS (continued)
                               As of December 31,

                                                      2000            1999
                                                      ----            ----
                                                      (Dollars in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current Portion of Long-Term Debt                 63,418          14,467
   Accounts Payable                                  19,646          18,335
   Accrued Compensation                               6,903           6,778
   Accrued Commissions                                2,528           3,314
   Progress Billings in Excess of Cost
     and Estimated Earnings                             283           3,257
   Customer Deposits                                  9,321           5,409
   Other Accrued Liabilities                         19,658          16,731
                                                   ---------       --------

       Total Current Liabilities                    121,757          68,291

Long-Term Debt                                          240          20,324
Other Liabilities                                     5,064           2,104
                                                   --------       ----------

       Total Liabilities                            127,061          90,719
                                                   --------       ----------

Minority Interests                                    2,746           2,917
                                                 ----------      -----------
Shareholders' Equity:
   Common Stock - no par, stated value $0.05 per share,
     9,610,135 shares issued                            479             479
   Paid in Capital                                   15,434          15,434
   Retained Earnings                                158,697         143,180
   Treasury Shares, at cost (867,032 and
   846,132 common shares, respectively)              (9,733)         (9,393)
   Cumulative Translation Adjustment                 (1,195)         (1,083)
                                                   ---------      ----------

   Total Shareholders' Equity                       163,682         148,617
                                                   ---------       ---------

     Total Liabilities and Shareholders' Equity   $ 293,489       $ 242,253
                                                  =========       =========





See Accompanying Notes to Consolidated Financial Statements.

                                  MESTEK, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                        For the years ended December 31,


                                   2000               1999             1998
                                   ----               ----             ----
                        (Dollars in thousands, Except Earnings Per Common Share)

Net Sales                              $ 375,158      $ 326,705     $ 289,435
Net Service Revenues                         829          1,440         1,729
                                     -----------     ----------     ---------

     Total Revenues                      375,987        328,145       291,164

Cost of Goods Sold                       266,585        229,228       205,194
Cost of Service Revenues                     600            668           908
                                      ----------      ---------     ---------

     Gross Profit                        108,802         98,249        85,062

Selling Expense                           49,782         42,571        39,086
General and Administrative Expense        20,257         17,207        15,905
Engineering Expense                       11,658          9,278         7,934
                                       ---------      ---------     ----------

     Operating Profit                     27,105         29,193        22,137

Interest Expense                          (1,120)           (48)         ---
Other Income (Expense), Net                  149         (1,050)         (656)
                                        ---------     ----------    ----------

Income from Continuing
     Operations Before Income Taxes       26,134         28,095        21,481

Income Taxes                               9,732         10,429         7,921
                                       ---------      ----------      ---------

Income from Continuing Operations         16,402         17,666        13,560

Discontinued Operations (see Note 3 & 17):
     Income from Operations of
      Discontinued Segments Before Taxes   1,227            615         4,170
     Applicable Income Tax Expense          (561)          (364)       (1,666)
                                           -----           -----       -------
     Income from Operations
         of Discontinued Segments            666            251         2,504

Net Income                             $  17,068      $  17,917     $  16,064
                                       =========      =========     =========

Basic Earnings per Common Share:
     Continuing Operations                 $1.87          $1.99         $1.52
     Discontinued Operations                 .08            .03           .28
                                        ---------     ---------      --------
     Net Income                         $   1.95      $    2.02     $    1.80
                                        ========      =========     =========

Basic Weighted Average Shares Outstanding  8,744          8,857         8,921
                                        ========      =========     =========

Diluted Earnings Per Common Share
     Continuing Operations              $   1.87      $    1.99      $   1.52
     Discontinued Operations                 .08            .03           .28
                                       ---------      ---------      --------
     Net Income                        $    1.95      $    2.02      $   1.80
                                       =========      =========      ========

Diluted Weighted Average
    Shares Outstanding                     8,760          8,887         8,949
                                       =========      =========      ========

See Accompanying Notes to Consolidated Financial Statements.


MESTEK, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the years ended December 31, 2000, 1999 and 1998



                                                                                                     Cumulative
                                    Common        Paid In         Retained         Treasury          Translation
(Dollars in Thousands)               Stock        Capital         Earnings           Shares          Adjustment        Total
----------------------              --------      -------         --------         -----------       ----------      ----------


Balance - December 31, 1997          $ 479       $ 15,434        $ 109,199         ($ 6,109)         ($   996)        $ 118,007

Net Income                                                          16,064                                               16,064
Common Stock Repurchased                                                               (681)                               (681)
Cumulative Translation Adjustment                                                                         (92)              (92)
                                     -----      ---------        ---------         ---------         ---------         --------
Balance - December 31, 1998          $ 479       $ 15,434        $ 125,263         ($ 6,790)         ($ 1,088)        $ 133,298

Net Income                                                          17,917                                               17,917
Common Stock Repurchased                                                             (2,603)                             (2,603)
Cumulative Translation Adjustment                                                                           5                 5
                                     -----      ---------        ---------         ---------         ---------       -----------
Balance - December 31, 1999          $ 479       $ 15,434        $ 143,180         ($ 9,393)         ($ 1,083)        $ 148,617

Net Income                                                          17,068                                               17,068
Dividends Paid in MCS, Inc. Common Stock                            (1,551)                                              (1,551)
Common Stock Repurchased                                                               (340)                               (340)
Cumulative Translation Adjustment                                                                        (112)             (112)
                                     -----      ---------        ---------         ---------         ---------     -------------
Balance - December 31, 2000          $ 479        $15,434         $158,697          ($9,733)          ($1,195)         $163,682

See Accompanying Notes to Consolidated Financial Statements


                                  MESTEK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the years ended December 31,

                                                                     2000                1999               1998
                                                                     ----                ----               ----
                                                                                 (Dollars in thousands)

Cash Flows from Operating Activities:
   Net Income                                                    $ 17,068            $ 17,917           $ 16,064
Adjustments to Reconcile Net Income to
     Net Cash Provided by Operating Activities:
   Depreciation and Amortization                                   12,779              10,631              8,599
   Provision for Losses on Accounts
     Receivable, net of write-offs                                    119                 184                914
   Net Change in Minority Interests net of
     effects of acquisitions and dispositions                        (171)                 54                256
   Changes in assets and liabilities net of
     effects of acquisitions and dispositions:
   Accounts Receivable                                              5,909              (7,207)            (2,782)
   Unbilled Accounts Receivable                                       420                (161)               (38)
   Inventory                                                       (2,922)              2,076                755
   Accounts Payable                                                  (166)             (2,805)              (560)
   Other Liabilities                                                1,421                (745)             2,718
   Progress Billings                                                  240                 107                (55)
   Notes Receivable                                                 3,850              (3,850)               ---
   Other                                                           (3,810)              2,255             (1,346)
                                                                ----------         ----------          ----------
Net Cash Provided by Operating Activities                          34,737              18,456             24,525
                                                               ----------           ---------          ----------

Cash Flows from Investing Activities:
   Capital Expenditures                                            (6,979)            (12,437)           (12,802)
   Acquisition of Businesses and Other
   Assets, Net of Cash Acquired                                   (45,636)            (24,333)            (2,877)
   Investment in Simione Central Holdings, Inc.                    (6,850)            ---                  ---
                                                                ----------        -----------         -----------
Net Cash Used in Investing Activities                             (59,465)            (36,770)           (15,679)
                                                                ----------          ----------         ----------

Cash Flows from Financing Activities:
   Net Borrowings Under
     Revolving Credit Agreement                                    28,959               1,739              9,119
   Principal Payments Under Long
     Term Debt Obligations                                         (5,830)               (136)           (15,909)
   Proceeds from Issuance of Long Term Debt                           ---              20,000                 ---
   Repurchase of Common Stock                                        (340)             (2,603)               (681)
                                                                ----------         -----------         -----------
Net Cash Provided by (Used In) by Financing Activities             22,789              19,000              (7,471)
                                                                ---------         -----------           ----------

Net (Decrease) Increase in Cash and Cash Equivalents               (1,939)                686               1,375
Translation Effect on Cash                                           (112)                  5                 (92)
Cash and Cash Equivalents - Beginning of Year                       4,468               3,777               2,494
                                                                ---------         -----------         -----------

Cash and Cash Equivalents - End of Year                         $   2,417           $   4,468           $   3,777
                                                                =========           =========           =========



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

Inventories

         Inventories are valued at the lower of cost or market. Approximately eighty-nine percent (89%) and seventy-eight percent (78%) of the cost of inventories are determined by the last-in, first-out (LIFO) method for the years ended December 31, 2000 and 1999, respectively.

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

Excess of Cost Over Net Assets of Acquired Companies (Goodwill)

The Company amortizes Goodwill on the straight-line basis over the estimated period to be benefited. The acquisition of the assets of Anemostat on March 26, 1999 resulted in Goodwill of approximately $6,800,000, which will be amortized over 25 years. The acquisition of the assets of Wolfram, Inc. d/b/a Cesco
Products, as more fully described in Note 2, resulted in Goodwill of approximately $2,700,000, which will be amortized over 25 years. The acquisition of selected assets of B & K Rotary Machinery International Corporation, as more fully described in Note 2, resulted in Goodwill of approximately $2,200,000, which will be amortized over 25 years. The merger of Met-Coil Systems
Corporation  into Formtek,  Inc., a wholly owned  subsidiary of the Company,  as more fully described in Note 2, resulted in Goodwill of approximately $23,000,000, which will be amortized over 25 years. The acquisition of the assets of Louvers and Dampers, Inc., as more fully described in Note 2, resulted in Goodwill of approximately $699,000, which will be amortized over 25 years. The Company continually evaluates the carrying value of Goodwill. Any impairments would be recognized when the expected future operating cash flows derived from such Goodwill is less than their carrying value. Accumulated amortization of goodwill and other intangibles was $7,288,000 and $4,984,000 at December 31, 2000 and 1999, respectively.

Advertising Expense

         Advertising costs are charged to operations as incurred. Such charges aggregated $4,337,000, $4,794,000, and $3,993,000, for the years ended
December 31, 2000, 1999, and 1998, respectively.

Research and Development Expense

         Research  and  development   expenses  are  charged  to  operations  as
incurred. Such charges aggregated $3,826,000, $2,939,000, and $2,136,000, for the years-ended December 31, 2000, 1999, and 1998, respectively.

Treasury Shares

         Common stock held in the Company's treasury has been recorded at cost.

Earnings per Common Share

         Basic earnings per share have been computed using the weighted average number of common shares outstanding. Common stock options, as more fully described in Note 16, were considered in the computation of diluted earnings per share but had no effect.

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

Comprehensive Income

         For the years ended December 31, 2000, and December 31, 1999, respectively, the components of other comprehensive income were immaterial and consisted solely of foreign currency translation adjustments.

Reclassification

         Reclassifications are made periodically to previously issued financial statements to conform to the current year presentation.


2. BUSINESS ACQUISITIONS

         On January 28, 2000, the Company acquired substantially all of the operating assets of Wolfram, Inc. d/b/a Cesco Products ("Cesco") located in Minneapolis, Minnesota. Cesco manufactures vertical and horizontal louvers; controls and fire/smoke dampers; gravity ventilators, louver penthouses and walk-in access doors for the HVAC industry at its location in Minneapolis, Minnesota. The Cesco products are complementary to the Company's existing louver and damper businesses. The purchase price paid for the assets acquired was approximately $6,425,000, including assumed liabilities of approximately $1,051,000. The Company accounted for this acquisition under the purchase method of accounting and accordingly recorded goodwill of approximately $2,700,000.

         On February 10, 2000, the Company, through a wholly owned subsidiary, acquired the designs, intellectual property and certain physical assets of B & K Rotary Machinery International Corporation ("B & K") of Brampton, Ontario, Canada. B & K is a well-known and experienced manufacturer of highly engineered metal processing lines. B & K equipment is found in steel processing centers, tube/pipe production plants and roll-forming facilities around the world. The B & K Supermill(TM), Rotary Shear(TM), and Rotary Pierce(TM) designs are the technology of choice among leading producers of light gauge steel framing used in building construction. The purchase price paid for the assets acquired was approximately $3,018,000. The Company accounted for this acquisition under the purchase method of accounting and accordingly recorded goodwill of approximately $2,200,000.

         On June 3, 2000, the Company and Met-Coil Systems Corporation ("Met-Coil") completed its previously announced merger agreement under which Met-Coil was merged into a wholly owned subsidiary of the Company. Immediately thereafter, in accordance with the terms of the merger agreement, the Met-Coil shareholders were redeemed for a total cash consideration of approximately $33,600,000. Met-Coil manufactures advanced sheet-metal-forming equipment, fabricating equipment and computer-controlled fabrication systems for the global market. The Company employs approximately 270 people, principally in its Cedar Rapids, Iowa and Lisle, Illinois manufacturing facilities, and had revenues for the fiscal year ended May 31, 2000 of $48.3 million (unaudited). Met-Coil's products are complementary with those of the Company's Metal Forming Segment. The Company accounted for the merger under the purchase method of accounting and, accordingly, the total purchase price allocated to the assets acquired was approximately $49,400,000, including assumed liabilities of approximately $15,800,000. Goodwill of approximately $23,000,000 was recorded.

         Pro forma unaudited results of operations for 2000 and 1999, reflecting a hypothetical acquisition date for Met-Coil of January 1, 1999 are as follows:

                                         2000                      1999
                                         ----                      ----
  Total Revenues                    $   395,238                $  378,037
  Net Income                             17,514                    19,136

  Diluted Earnings Per Share               2.00                      2.15


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

         On August 25, 2000 the Company, through a 75% owned subsidiary, Airtherm LLC, acquired substantially of all of the operating assets of Airtherm Manufacturing Company, a Missouri corporation, and Airtherm Products, Inc., an Arkansas corporation, (collectively the sellers), except the real property owned by these companies, for approximately $3,815,000, including assumed liabilities of $101,000. No goodwill was recorded in the transaction. The Company has an option to acquire the remaining 25% of Airtherm LLC membership interests it does not own for $2,000,000, subject to certain downward adjustments. The option expires on February 21, 2002. Pursuant to put rights held by the other membership interests, the Company may become contractually obligated to purchase these shares for $2,500,000, subject to certain downward adjustments, if it chooses not to exercise its option. If the Company chooses to exercise its option to acquire the membership interests, or is required to purchase the membership interests, the amount paid will be recorded as goodwill in connection with the acquisition of Airtherm. In connection with the transaction, the Company also loaned $1,550,000 to an unrelated company, which acquired two manufacturing facilities owned by the sellers. The loan is evidenced by a $750,000 promissory note, which bears interest at 7% and matures on August 31, 2002 and a $800,000 promissory note which bears interest at 7% and matures on August 31, 2002. The notes are secured in each case by the related manufacturing facilities and are included in other current assets and other assets, respectively, as of December 30, 2000.


3. MERGER AGREEMENT

         On May 26, 1999 the Company entered into an agreement (the Agreement) to merge its wholly owned subsidiary, MCS, Inc. (MCS) into Simione Central Holdings, Inc., now known as CareCentric, Inc. (Simione). Simione is a provider of information systems and services to the home health care industry supplying information systems, consulting and agency support services to customers nationwide. Simione provides freestanding, hospital based and multi-office home health care providers (including certified, private duty, staffing, HME, IV therapy, and hospice) with information solutions that address all aspects of home care operations. Simione maintains offices nationwide and is headquartered in Atlanta, Georgia.

         Under the terms of the Agreement, for every share of outstanding Simione common stock, Simione would issue .85 shares of its common stock to the Company. As a result, the Company would own, based on the number of Simione common shares outstanding at the date of the Agreement, approximately 46% of Simione after the merger is completed. On August 12, 1999, Simione, with the Company's consent, acquired all of the outstanding common stock of CareCentric Solutions, Inc. for $200,000 and acquired all of the Preferred Stock of CareCentric Solutions, Inc. in return for 3.1 million newly issued shares of Simione Series A Preferred Stock, which may be converted on a one for one basis into Simione common shares upon consent of a majority of the Simione shareholders. The Series A Preferred Stock was convertible to common stock after shareholder approval upon consummation of the merger. As a result, the Company ownership percentage would drip to approximately 38% of Simione. Under the terms of the Agreement, MCS's ProfitWorks segment would remain with the Company.

         On September 9, 1999, Mestek, Inc. ("Mestek") announced that it had entered into an amendment to the Plan and Agreement of Merger dated May 26, 1999 (the "Amendment") between Simione Central Holdings, Inc. ("SCHI"), Mestek, and its wholly-owned subsidiary, MCS, Inc. ("MCS"), whereby the shares of common stock of MCS would be distributed to the Mestek common shareholders in a spin-off transaction (the Spin-off), and MCS would then be merged with and into SCHI, (the Merger). The Spin-off and the Merger were completed on March 7, 2000, after shareholder approval.

         In connection with the Amendment, Mestek loaned to SCHI a total of $4,000,000 on a short-term basis. Upon the closing of the above-mentioned merger, the $4,000,000 loan was canceled, and Mestek contributed an additional $2,000,000 to the capital of SCHI in return for newly issued Series B Preferred Stock of SCHI. The Series B Preferred Stock issued to Mestek had super-voting rights equivalent to 2.2 million shares of SCHI common stock. On June 12, 2000 Mestek agreed to reduce such voting rights by half to comply with NASDAQ's voting rights policy, in exchange for a three-year warrant to acquire up to 490,396 shares at an exercise price of $3.21 of SCHI Common Stock. Mestek also received as part of its capital contribution to SCHI a warrant for the subsequent purchase of 400,000 shares of SCHI common stock at an exercise price of $10.875. The Amendment also provided, upon consummation of the merger, for the appointment to the SCHI Board of Directors of six individuals designated by Mestek, and the obligation of the Mestek Major Shareholders (as defined in the Amendment) to vote for the nominees to the SCHI Board of Directors for eighteen months after the effective date of the merger.

         Mestek also loaned Simione $850,000 on November 11, 1999 on a short-term basis. Upon consummation of the merger, the loan was converted to $850,000 of newly issued Series C Preferred Stock. The Series C Preferred stock has voting rights equal to 170,000 shares of SCHI common stock.

         On March 6, 2000, the Company completed the Spin-off and on March 7, 2000, the merger of MCS, Inc. into Simione Central Holdings, Inc. was completed. The net book value of the assets of MCS, Inc. of approximately $1,551,000 has been treated as a dividend to the shareholders of the Company. The Company has accounted for the operations of MCS prior to that date (with the exception of its ProfitWorks division which was retained by the Company under the terms of the Agreement) as a discontinued operation in accordance with APB30.

See also - Note 10 - Related Party Transactions

Summarized financial information for the discontinued MCS operations, is as follows:

                                                       Years ended
                                                       -----------
                                              2000        1999         1998
                                              ----        ----         ----
                                                      (in thousands)

    Operating Revenues                       $1,701      $16,648     $14,901

    Income (Loss) from Discontiuned
           Operations before Provision
           for Income Taxes                    (478)        $772      $1,712

    Net Income from Discontinued Operations    (310)        $466      $1,026



                                                2000             1999
                                                ----             ----
                                                    (in thousands)

         Current Assets                          ---           $4,648
         Total Assets                            ---           $6,696

         Current Liabilities                     ---           $6,191
         Total Liabilities                       ---           $6,191

         Net Assets of Discontinued Operations   ---             $505


  4. INVENTORIES

         Inventories consisted of the following at December 31:

                                           2000                1999
                                           ----                ----
                                                (in thousands)

         Finished Goods                  $ 16,969           $ 18,692
         Work-in-progress                  22,488             14,865
         Raw materials                     38,776             28,335
                                           ------             ------
                                           78,223             61,892
         Less provision for LIFO
                 method of valuation       (7,322)            (7,204)
                                          -------            -------
                                         $ 70,911           $ 54,688
                                         ========           ========

       Progress billings exceeded related contract costs by $283,000 and $3,257,000, at December 31, 2000 and 1999, respectively. As such, these amounts are reported as a liability in the accompanying consolidated financial statements.


5. PROPERTY AND EQUIPMENT

       Property and equipment consisted of the following at December 31:

                                                            Depreciation and
                                                            Amortization Est.
                                   2000         1999          Useful Lives
                                   ----         ----          ------------
                                    (in thousands)

        Land                     $  4,636     $  2,853
        Buildings                  28,639       26,792        19-39 Years
        Leasehold Improvements      4,839        4,415        15-39 Years
        Equipment                 105,763       96,028         3-10 Years
                                   -------   ---------
                                  143,877      130,088
        Accumulated Depreciation  (70,388)     (61,021)
                                 ---------     -------
                                 $ 73,489     $ 69,067
                                 ========     ========

         The above amounts include $1,267,000 and $851,000, at December 31, 2000 and 1999 respectively, in assets that had not yet been placed in service by the Company. No depreciation was recorded in the related periods for these assets.

         Depreciation and amortization expense related to continuing operations was $9,985,000 $8,205,000, and $6,415,000, for the years ended December 31,
2000, 1999, and 1998, respectively.


6. EQUITY INVESTMENTS

H. B. Smith Company Incorporated (HBS)

         The Company's investment in HBS is carried at a zero balance reflecting the Company's equity in HBS' cumulative losses. The Company has no obligation to fund future HBS operating losses.

Eafco, Inc. (EAFCO)

         The Company's forty-six and eight hundredths percent (46.8%) investment in Eafco, Inc. was exchanged on November 2, 1998 for ninety-three and six tenths percent (93.6%) of the foundry and machining operations of Eafco. These operations have subsequently conducted business under the name Boyertown Foundry Company, Inc. and are included in the Company's Metal Products segment as more fully described in Note 13.

Simione Central Holdings, Inc.

         As more fully described in Note 3, the Company has invested $6,850,000 as of December 31, 2000 in certain preferred equity securities of Simione Central Holdings, Inc.

7. LONG TERM DEBT

Long-Term Debt consisted of the following:

                                         Dec. 31,                   Dec. 31,
                                           2000                       1999
                                           ----                       ----
                                                   (in thousands)

Revolving Loan Agreement                 $48,336                   $ 34,358
Note Payable                              15,000                        ---
Other Bonds and Notes Payable                322                        433
                                        ---------                  ---------
                                          63,658                     34,791
         Less Current Maturities         (63,418)                   (14,467)
                                         --------                   --------
                                       $     240                   $ 20,324
                                        =========                   ========

         Revolving Loan Agreement - The Company has a Revolving Loan Agreement and Letter of Credit Facility (the Agreement) with a commercial bank. The
Agreement provides $70 million of unsecured revolving credit including $10 million of standby letter of credit capacity. Borrowings under the Agreement bear interest at a floating rate based on the bank's prime rate less one percent (1.00%) or, at the discretion of the borrower, LIBOR plus a quoted market factor or, alternatively, in lieu of the prime based rate, a rate based on the overnight Federal Funds Rate. The Agreement has been extended on a one-year basis through April 30, 2001. The Revolving Loan Agreement contains financial covenants, which require that the Company maintain certain current ratios, working capital amounts, capital bases and leverage ratios. This Agreement also contains restrictions regarding the creation of indebtedness, the occurrence of mergers or consolidations, the sale of subsidiary stock and the payment of dividends in excess of 50 percent (50%) of net income.

         Note Payable - The Company has an unsecured uncommitted Demand Loan Facility with a second commercial bank under which the Company can borrow up to $25,000,000 on a LIBOR basis. The facility expires on April 30, 2001. $15,000,000 was outstanding under the Demand Loan facility as of December 31, 2000.

         Other Bonds and Notes Payable - The Company is obligated under the terms of an Industrial Revenue Bond (the Bond) secured by its facility in Wyalusing, Pennsylvania. The Bond bears interest at five percent (5%) and matures on July 25, 2001. The outstanding balance under the Bond at December 31, 2000 was $22,000. The Company's Hill Engineering subsidiary is obligated under an Industrial Revenue Bond secured by certain of its operating assets. The outstanding balance under the bond at December 31, 2000 was $300,000. The bond bears interest at eighty percent (80%) of the prime rate and matures on September 1, 2005.

         Cash paid for interest (including interest related to discontinued operations) was $2,644,000, $1,951,000, and $1,256,000, during the years ended December 31, 2000, 1999, and 1998, respectively.

         Maturities of long-term debt in each of the next five years are as follows in thousands:


                          2001                                  $63,418
                          2002                                       50
                          2003                                       50
                          2004                                       40
                          2005                                      100
                                                               --------
                              Total                             $63,658
                                                                =======

         The fair value of the Company's long-term debt is estimated based on the current interest rates offered to the Company for debt of the same remaining maturities. Management believes the carrying value of debt and the contractual values of the outstanding letters of credit approximate their fair values as of December 31, 2000.


8. SHAREHOLDERS' EQUITY

         The Company has authorized common stock of 20,000,000 shares with no par value, and a stated value of $0.05 per share. As of December 31, 2000, John
E. Reed,  Chairman,  President  and CEO of the Company  and  Stewart B. Reed,  a
Director of the Company and son of John E. Reed, together beneficially own a majority of the outstanding shares of the Company's common stock.

         By a vote of its shareholders at its annual meeting of shareholders on May 22, 1996, the Company amended its Articles of Incorporation to authorize 10,000,000 shares of a new class (or classes) of preferred stock (the Preferred Stock) and to eliminate both its $5.00 convertible, non-cumulative, non-voting, $100 par, preferred stock (the Convertible Preferred) and its $6.00, $100 par, redeemable preferred stock (the Redeemable Preferred). As of December 31, 2000 no shares of the Preferred Stock have been issued.


9. INCOME TAXES

         Income tax expense from discontinued operations was $561,000, $364,000, and $1,666,000 for 2000, 1999, and 1998, respectively. Income before income taxes included foreign income (losses) of $1,559,000, $223,000, and ($1,166,000), in 2000, 1999, and 1998, respectively. Income tax expense (benefit) from continuing operations consisted of the following:

                                2000                1999                 1998
                                ----                ----                 ----
                                              (in thousands)
Federal Income Tax:
                  Current    $ 5,694               $ 8,075              $ 7,763
                  Deferred     2,252                 1,137                 (406)
State Income Tax:
                  Current        831                   934                1,357
                  Deferred       238                   169                 (199)
Foreign Income Tax:
                  Current         18                    18                   18
                  Deferred       699                    96                 (612)
                             -------               --------             --------
         Income Taxes        $ 9,732              $ 10,429              $ 7,921
                             =======              ========              =======

         Total income tax expense from continuing operations differed from "expected " income tax expense, computed by applying the U.S. federal income tax rate of 35% to earnings before income tax, as follows:

                                      2000           1999            1998
                                      ----           ----            ----
                                                (in thousands)

Computed "expected" income tax     $ 9,147         $ 9,833        $ 7,518
State income tax,
     net of federal tax benefit        812             775            639
Foreign tax rate differential           47               7            (35)
Valuation Allowance                   (119)              0              0
Other - net                           (155)           (186)          (201)
                                  ---------      ----------       --------
Income Taxes                       $ 9,732        $ 10,429        $ 7,921
                                    =======       ========        =======

         A deferred income tax (expense) benefit results from temporary timing differences in the recognition of income and expense for income tax and financial reporting purposes. The components of and changes in the net deferred tax assets (liabilities) which give rise to this deferred income tax (expense) benefit for the year ended December 31, 2000 are as follows:


                                                     Change
                                    December 31,    (Expense)    December 31,
                                        1999         Benefit         2000
                                                 (in thousands)

Deferred Tax Assets:
Warranty Reserve                     $    523       $   283         $   806
Compensated Absences                      694           326           1,020
Inventory Valuation                       504           (55)            449
Accounts Receivable Valuation             569           148             717
Federal Tax Credit Carryforward             0           466             466
State Tax Operating Loss
   Carryforward                           172            89             261
Foreign Tax Operating Loss
     Carryforward                       1,024          (228)            796
Deferred Income on Sale of Assets
  to Non-consolidated Investees           159           ---             159
Other                                     140           (56)             84
                                      -------        -------         ------
Total Gross Deferred Tax Assets         3,785           973           4,758
Less Valuation Allowance                 (119)          119            ----
                                      -------         -----        --------
       Deferred Tax Assets           $  3,666      $  1,092        $  4,758

Deferred Tax Liabilities:
Prepaid Expenses                         (677)         (429)         (1,106)
Depreciation and Amortization          (3,490)       (1,906)         (5,396)
                                       -------       -------         -------
       Deferred Tax Liabilities        (4,167)       (2,335)         (6,502)
                                       -------       -------         -------
       Net Deferred Tax Liability    ($   501)    ($  1,243)      ($  1,744)


         A valuation allowance of $195,000 was established at December 31, 1993. This allowance reflected uncertainties as to the realization of a portion of the foreign tax operating loss carry forward identified above. This valuation allowance was adjusted downward to $119,000 on December 31, 1995 because the foreign operations resulted in earnings for the year. At December 31, 2000, the valuation allowance was reversed. It is management's belief that these carry forwards will be fully utilized prior to the end of 2001.

         At December 31, 2000, the Company has state tax operating loss and foreign tax operating loss carry forwards of approximately $5,665,000 and $1,750,000, respectively, which are available to reduce future income taxes payable, subject to applicable "carry forward" rules and limitations. These losses begin to expire after the following years:

                            State                                 Foreign

       2006                  ---                                   $ 1,750
       2007                $ 5,665                                    -
                           -------                                 -------
                           $ 5,665                                 $ 1,750
                           -------                                 -------

         Cash paid for income taxes was $ 7,756,000 $10,191,000,  and $7,876,000 for the years ended December 31, 2000, 1999, and 1998 respectively.


10. LEASES

         Related Party Leases

         The Company leases various manufacturing facilities and equipment from companies owned by certain officers and directors of the Company, either directly or indirectly, through affiliates. The leases generally provide that the Company will bear the cost of property taxes and insurance.

         Details of the principal operating leases with related parties as of December 31, 2000 including the effect of renewals and amendments executed subsequent to December 31, 2000 are as follows:

                                            Date               Basic    Minimum
                                             Of                Annual   Future
                                            Lease       Term   Rental   Rentals
Sterling Realty Trust
Land and Building - Main *                 01/01/00    5 years  $ 282   $ 1,128
Land and Building - Engineering            07/01/98    5 years     77       193
Land and Building - South Complex          01/01/94   14 years    257     1,799
Land and Building - Torrington             07/01/99    5 years    127       445
Land and Building -
     Torrington (1st Floor)***             07/01/99    5 years     76       266
Land and Building -
     Torrington (1st Floor)****            10/01/00    5 years     25       117

Machinery Rental
Machinery & Equipment                      01/01/93    5** years    -         -
(Westfield, Farmville, Wrens
     and South Windsor Locations)

Rohrschach Associates
Land and Building                          01/01/97    2 years     120      120

Rudbeek Realty Corp.
(Farmville Location)                       11/02/92    18.16 years 436    4,792

MacKeeber
(South Windsor Location)                   01/01/97    8 years     325    1,623

         * Lease expired December 31, 1999 and was renewed as of January 1, 2000 for 5 years at a monthly rent expense of $23,500.

         ** On January 1, 2000, at the end of the lease term, the Company purchased machinery and Equipment used at Westfield, Farmville, Wrens, and South Windsor locations from Machinery Rental Company, paying $507,000.

         *** On July 1, 1999 portion of the first floor was leased for 5 years at a monthly rent expense of $6,292.

         **** On October 1, 2000 additional space on the first floor was leased for 5 years at a monthly rent expense of $2,053.

     All Leases

         Rent expense for operating leases, including those with related parties, was $3,066,000, $2,685,000, and $2,801,000, for the years ended
December 31, 2000, 1999, and 1998, respectively.


         Future minimum lease payments under all noncancellable leases as of December 31, 2000 are as follows:
                                                         Operating
                  Year Ending December 31,                 Leases

                  2001                                    $ 3,338
                  2002                                      2,690
                  2003                                      2,476
                  2004                                      2,402
                  2005                                      1,707
            After 2005                                      3,664
                                                            -----

                  Total minimum lease payments           $ 16,277
                                                         ========


11. EMPLOYEE BENEFIT PLANS

       The Company maintains a qualified non-contributory profit-sharing plan covering all eligible employees. Contributions to the plan were $1,296,000, $1,183,000, and $1,118,000, for the years ended December 31, 2000, 1999, and
1998, respectively. Contributions to the Plan are defined as three percent (3%) of gross wages up to the current Old Age, Survivors, and Disability, (OASDI), limit and six percent (6%) of the excess over the Old Age, Survivors, and Disability, (OASDI), limit, subject to the maximum allowed under the Employee Retirement Income Security Act, (ERISA). The plan's vesting terms are twenty percent (20%) vesting after 3 years of service, forty percent (40%) after 4 years, sixty percent (60%) after 5 years, eighty percent (80%) after 6 years, and one hundred percent (100%) vesting after 7 years.

       In addition to the profit-sharing plan, the Company also offers the following defined contribution benefit plans:

       The Company maintains a Retirement Savings Plan qualified under Internal Revenue Code Section 401(k) for employees covered under regional collective bargaining agreements. Service eligibility requirements differ by division and collective bargaining agreement. Participants may elect to have up to fifteen percent (15%) of their compensation withheld, up to the maximum allowed by the Internal Revenue Code. Participants may also elect to make nondeductible voluntary contributions up to an additional ten percent (10%) of their gross earnings each year within the legal limits. The Company contributes differing amounts depending upon the division's collective bargaining agreement. Contributions are funded on a current basis. Contributions to the Plan were $330,000, $304,000, and $302,000, for the years-ended December 31, 2000, 1999, and 1998, respectively.

       The Company  maintains  a separate  qualified  401(k)  Plan for  salaried employees not covered by a collective bargaining agreement, who choose to participate. Participants may elect to have up to fifteen percent (15%) of their compensation withheld, up to the maximum allowed by the Internal Revenue Code. Participants may also elect to make nondeductible voluntary contributions up to an additional ten percent (10%) of their gross earnings each year within the legal limits. The Company contributes $0.25 of each $1.00 deferred by participants and deposited to the Plan not to exceed one and five tenths percent (1.5%) of an employee's compensation. The Company does not match any amounts for withholdings from participants in excess of six percent (6%) of their compensation or for any nondeductible voluntary contributions. Contributions are funded on a current basis. Contributions to the Plan were $490,000, $360,000, and $435,000, for the years ended December 31, 2000, 1999, and 1998, respectively.

       The Company maintains bonus plans for its officers and other key employees. The plans generally allow for annual bonuses for individual employees based upon the operating results of related profit centers in excess of a percentage of the Company's investment in the respective profit centers. The Company maintains an employment agreement with its chief executive officer.

         Approximately forty-two percent (42%) of the Company's employees are covered under collective bargaining agreements, of which thirty-eight (38%) of these employees are covered under agreements expected to be renewed in 2001.


12. COMMITMENTS AND CONTINGENCIES

         The Company is subject to several legal actions and proceedings in which various monetary claims are asserted. Management, after consultation with its corporate legal department and outside counsel, does not anticipate that any ultimate liability arising out of all such litigation and proceedings will have a material adverse effect on the financial condition of the Company.

         The Company is obligated as guarantor with respect to the debt of MacKeeber Associates Limited Partnership, a Connecticut Limited Partnership, under an Industrial Development Bond issued in 1984 by the Connecticut Development Authority. The balance outstanding under the bond as of December 31, 2000 was $595,000.

         The Company is obligated as a guarantor with respect to the debt of Simione Central Holdings, Inc. (see Note 3) to its primary commercial bank, Wainwright Bank & Trust Company, in the amount of $6 million. The balance outstanding under Simione's credit line with Wainwright Bank & Trust Company as of December 31, 2000 was $5,996,000.

         The Company is subject to numerous laws and regulations that govern the discharge and disposal of materials into the environment. Liabilities for environmental remediation and/or restoration are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. The Company is not aware, at present, of any material administrative or judicial proceedings against the Company arising under any federal, state or local environmental protection laws or regulations (Environmental Laws) other than the AG action vs. Lockformer. There are, however, a number of activities in which the Company is engaged under Environmental Laws. The Company is engaged in various matters with respect to obtaining, amending or renewing permits required under Environmental Laws to operate each of its manufacturing facilities. The Company or various of its subsidiaries have been named or contacted by state authorities and/or the Environmental Protection Agency (the EPA) regarding the Company's liability as a potentially responsible party (PRP) for the remediation of several sites, none of which, in the judgment of management, would have a material adverse impact on the financial condition or results of operations of the Company. There have been releases of hazardous materials on a few parcels of property which are presently leased or operated by the Company. Based on the information presently available to it, which may not yet be complete, management does not believe that the costs of addressing any of the releases will have a material adverse effect on the Company's financial position or the results of operations.


13. SEGMENT INFORMATION

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

         The Company's HVAC segment manufactures and sells a wide variety of residential, commercial and industrial heating, cooling, and air distribution products to independent wholesales supply warehouses, to mechanical, sheet metal and other contractors, and in some cases to other HVAC manufacturers under original equipment manufacture (OEM) contracts. The products include finned tube and baseboard radiation equipment, gas fired heating and ventilating equipment, air damper equipment and related air distribution products and commercial and residential boilers. The products are marketed under a number of franchise names including Sterling, Beacon Morris, Smith, Hydrotherm, RBI, Vulcan, Applied Air, Alton, Aztec Sensible Cooling, Airfan Wing, AWV, ABI, Arrow, Koldwave, Anemostat and Spacepak. Assets totaling approximately $13,090,000 acquired in the Cesco, Louvers and Dampers, and Airtherm LLC acquisitions, as more fully described in
Note 2, have been added to the Company's HVAC segment.

         The Company's Metal Products segment manufactures a variety of metal products including flexible metal hose and gray iron castings. This segment sells its products mostly as components to manufacturers who incorporate them into their own products. In some cases flexible metal hose is sold to distributors.

         The Company's Metal Forming segment designs, manufactures and sells a variety of metal forming equipment and related machinery under names such as Cooper-Weymouth, Peterson, Dahlstrom, Hill Engineering, CoilMate/Dickerman, Rowe, B & K Rotary; Lockformer and Iowa Precision Industries. The products are sold through independent dealers in most cases to end-users and in some cases to other original equipment manufacturers. The products include roll formers, wing benders, coil feeds, straighteners, cradles, cut-to-length lines, specialty dies, plasma cutting equipment, rotary punch, tube feed and cut-off and flying cut-off saws. Assets totaling approximately $2,800,000 acquired in the B & K Rotary acquisition on February 10, 2000, as more fully described in Note 2, have been added to the Company's Metal Forming segment. Assets totaling approximately $49,400,000 acquired in the Met-Coil acquisition on June 3, 2000, as more fully described in Note 2, have also been added to the Company's Metal Forming segment. The operating units of Met-Coil are The Lockformer Company and Iowa Precision, Inc.

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

Information presented in the following tables relates to continuing operations only.

Year ended
December 31, 2000
          ($ in thousands)
                                             Metal     Metal   All
                                      HVAC  Products Forming  Other    Totals
                                      ----  -------- -------  -----    ------
Revenues from External Customers   $ 271,918  39,816  63,424     829   $375,987

Intersegment & Intrasegment Revenues  $6,170   7,358     221     ---    $13,749

Interest Expense                        $640     118     362     ---     $1,120

Depreciation Expense                  $5,289   1,338   1,420      11     $8,058

Amortization Expense                    $747     186     994     ---     $1,927

Segment Operating Profit             $16,494   6,787   4,143    (319)   $27,105

Segment Assets                      $147,976  27,294  83,515     251   $259,036

Expenditures for                      $5,376     914     689     ---     $6,979
Long-lived Assets (1)

Year ended
December 31, 1999
          ($ in thousands)
                                                Metal    Metal    All
                                        HVAC  Products  Forming  Other   Totals

Revenues from External Customers
                                     $ 254,451  35,138   37,116  1,440 $ 328,145
Intersegment & Intrasegment Revenues
                                       $ 8,009   6,491    1,848    ---  $ 16,348
Interest Expense                          $ 33       7        8    ---      $ 48

Depreciation Expense                   $ 4,263   1,312    1,698    ---   $ 7,273

Amortization Expense                     $ 384     187      361    ---     $ 932

Segment Operating Profit              $ 20,445   6,813    1,727    208  $ 29,193

Segment Assets                       $ 134,969  28,782   36,382    501  $200,634

Expenditures for
Long-lived Assets (1)                  $ 5,185     453    1,476    ---   $ 7,114


Year ended
December 31, 1998
          ($ in thousands)
                                               Metal   Metal     All
                                      HVAC   Products Forming   Other   Totals
(2.)

Revenues from External Customers
                                   $ 229,704  18,466   41,265   1,729  $ 291,164
Intersegment & Intrasegment Revenues
                                     $ 7,851   1,046      234     ---    $ 9,131
Interest Expense                         ---     ---      ---     ---        ---

Depreciation Expense                 $ 3,870     557    1,168     ---    $ 5,595

Amortization Expense                   $ 231     216      373     ---      $ 820

Segment Operating Profit            $ 15,534   1,797    4,135     671   $ 22,137

Segment Assets                     $ 113,796  24,630   29,916     ---  $ 168,342

Expenditures for
Long-lived Assets (1)                $ 3,064     282    1,025     ---    $ 4,371


(1)  Excludes long-lived assets acquired via business acquisition.

(2.) The Company's investment in Eafco, Inc., historically accounted for on the equity method, was exchanged on November 2, 1998 for ninety-three and six tenths percent (93.6%) of the foundry and machining operations of Eafco. The business assets thus acquired and the related results of operations are included in the Metal Products segment subsequent to that date.

RECONCILIATION WITH CONSOLIDATED DATA:

Revenues                                           2000      1999       1998
--------                                           ----      ----       ----

Total external revenues for reportable segments $ 375,987 $ 328,145 $ 291,164 Inter & Intrasegment revenues
             for reportable segments               13,749     16,348      9,131
Elimination of Inter & Intrasegment revenues      (13,749)   (16,348)    (9,131)
                                               -----------  --------- ----------
     Total consolidated revenues                $ 375,987  $ 328,145  $ 291,164
                                                =========  =========  =========

Profit or Loss

Total profit or loss for reportable segments     $ 27,105   $ 29,193   $ 22,137
Interest Expense                                   (1,120)       (48)       ---
Other income (expense) net                            149     (1,050)      (656)
                                               ----------  ----------  ---------
              Income before income taxes         $ 26,134   $ 28,095   $ 21,481
                                                 ========    ========  ========

Assets:

Total assets for reportable segments            $ 259,036  $ 200,634  $ 168,342
Discontinued operations assets:
      MCS, Inc. assets                               ---       6,760      5,589
      National Northeast assets                    34,453     34,859     31,212
                                               ----------   --------  ---------
         Total consolidated assets              $ 293,489  $ 242,253  $ 205,143
                                                =========  =========  =========

GEOGRAPHIC INFORMATION:

                                         2000           1999          1998
Revenues:

United States                         $ 353,736      $ 308,149     $ 267,423
Canada                                   14,958         13,443        17,310
Other Foreign Countries                   7,293          6,553         6,431
                                     -----------    -----------   -----------
     Consolidated Total               $ 375,987      $ 328,145     $ 291,164
                                      =========      =========     =========


Long Lived Assets:

United States                         $128,325        $ 69,242      $ 53,267
Canada                                   1,829           2,048         1,904
Other Foreign Countri                      ---             ---           ---
                                    -----------      ---------     ---------
Consolidated Total                    $130,154        $ 71,290      $ 55,271
                                      ========        ========      ========


14. SELECTED QUARTERLY INFORMATION (UNAUDITED)

         The  table  below  sets  forth  selected  quarterly   information  from
continuing operations for each full quarter of 2000 and 1999.


(Dollars in thousands except per common share amounts).
2000                      1st               2nd            3rd           4th
--------------------------------------------------------------------------------
                         Quarter          Quarter         Quarter       Quarter

Total Revenues           $ 80,566        $ 82,670        $105,867     $ 106,885
Gross Profit             $ 23,643        $ 23,295        $ 29,131      $ 32,733

Net Income               $  3,613       $   2,540       $   3,872     $   6,377
Per Common Share:
     Basic             $     0.42      $     0.29      $     0.44    $     0.73
     Diluted           $     0.42      $     0.29      $     0.44    $     0.72


1999                       1st              2nd             3rd           4th
--------------------------------------------------------------------------------
                          Quarter         Quarter         Quarter       Quarter

Total Revenues           $ 70,672        $ 76,714        $ 87,062      $ 93,697
Gross Profit             $ 20,229        $ 22,292        $ 24,415      $ 31,313

Net Income              $   3,282       $   3,235       $   4,230     $   6,919
Per Common Share:
     Basic             $     0.37      $     0.36      $     0.48    $     0.78
     Diluted           $     0.37      $     0.36      $     0.48    $     0.78


15. COMMON STOCK BUYBACK PROGRAM

         In 2000 and 1999 the Company continued its program of selective "open-market" purchases. 20,900 and 126,302 of such shares were acquired in 2000 and 1999, respectively. All such shares are accounted for as treasury shares.


16. STOCK OPTION PLANS

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

         A summary of transactions for the years ended December 31, 2000, 1999, and 1998, are as follows:
                                                                   Weighted
                                         Number of                  Average
                                          Options                Exercise Price

         Balance - December 31, 1996       90,000                    $13.75
                                           --------------------------------

         Balance - December 31, 1997       90,000                    $13.75
                                           --------------------------------

         Balance - December 31, 1998       90,000                    $13.75
         Granted                           85,000                    $20.00
                                           --------------------------------

         Balance - December 31, 1999      175,000                    $16.79
                                          ---------------------------------

         Balance - December 31, 2000      175,000                    $16.79
                                          ---------------------------------

         Options exercisable for the years ended December 31, 2000, 1999, and 1998, were 89,000, 54,000, and 36,000, respectively. The weighted average exercise price for all exercisable options as of December 31, 2000 was $14.94.

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

         The weighted average fair value at the date of grant for options outstanding as of December 31, 2000, 1999 and 1998 were $8.32 $8.32, and $7.27, respectively. No options were granted during 2000. The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                               Options
                                              Granted in

                                        1999              1998
                                        ----              ----
         Expected life (years)            10                10
         Interest                       4.81%             6.56%
         Volatility                    23.75%            22.50%
         Dividend yield                    0%                0%


         Had the fair value method of accounting been applied to the Company's stock option plan, with compensation cost for the Plan determined on the basis of the fair value of the options at the grant date, the Company's net income and earnings per share would have been as follows:

                                                  Years Ended

                                        December 31,  December 31,  December 31,
                                             2000        1999          1998
                                         -----------  -----------   -----------
         Net income - as reported          $17,068     $17,917       $16,064
         Net income - pro forma             16,893      17,748        15,985

         Earnings per share - as reported    $1.95       $2.02         $1.80
         Earnings per share - pro forma      $1.93       $2.00         $1.79

         The application of SFAS 123 for pro forma disclosure may not be representative of future effects of applying the statement.


17.  SUBSEQUENT EVENTS / DISCONTINUED OPERATIONS

National Northeast Corporation:
On January 9, 2001, the Company completed the sale of its 89.5% owned subsidiary, National Northeast Corporation, (National), an aluminum extruder and heat sink fabricator, to Alpha Technologies Group, Inc. for a total cash consideration of $49,900,000. The Company's net proceeds, after accounting for the minority interest, was approximately $45,000,000, resulting in a pre-tax gain of approximately $17,000,000. The Company will account for the transaction in its first quarter 2001 financial statements as a Gain on Disposal of Discontinued Operations in accordance with APB30.

The operations of National are separately reported in accordance with APB30 in the accompanying Consolidated Statements of Income for the years 2000, 1999, and 1998 under the heading Income From Discontinued Operations. National was formerly included in the Company's Metal Products segment. Interest expense has been allocated to the operations of National based on indebtedness related to the Company's investment in National during 2000, 1999, and1998. Corporate General & Administrative expenses originally allocated to National totaling $428,000, $255,000, and $140,000 for the years 2000, 1999, and 1998, respectively, have been reallocated to the Company's continuing operations in accordance with APB30. Revenues for National were $37,474,000, 30,477,000, and 32,279,000 for the years 2000, 1999, and 1998, respectively.

Summarized financial information for the discontinued National operations, is as follows:

                                                       Years ended
                                              2000        1999         1998
                                              ----        ----         ----
                                                      (in thousands)

       Operating Revenues                    $37,474      $30,477     $32,279

       Income before Provision
            for Income Taxes                  $1,705        ($157)     $2,458

       Income from Discontinued Operations
              Net of Income Tax                 $977        ($215)     $1,478



                                                  2000             1999
                                                  ----             ----
                                                      (in thousands)

       Current Assets                             $9,736         $8,001
       Total Assets                              $34,453        $34,859

       Current Liabilities                        $2,495         $2,079
       Total Liabilities                          $4,572         $3,563

       Net Assets of Discontinued Operations     $29,881        $31,296


MCS, Inc.:
As more fully explained in Note 3, on March 7, 2000 the Company distributed 100% of the common stock of MCS, Inc. (MCS) to the Company's shareholders in connection with the merger of MCS and Simione Central Holdings, Inc. The operations of MCS prior to that date (with the exception of MCS's ProfitWorks division which was not distributed) are accounted for as a discontinued operation in accordance with APB 30 and are reported in the Consolidated Financial Statements under the heading Income from Discontinued Operations.

                                    PART III

         With respect to items 10 through 13, the Company will file with the Securities and Exchange Commission, within 120 days of the close of its fiscal year, a definitive proxy statement pursuant to Regulation 14-A.


Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding directors of the Company will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held June 7, 2001, and to the extent required and except as set forth therein, is incorporated herein by reference. Information regarding executive officers of the Company is set forth under the caption "Executive Officers".


Item 11 - EXECUTIVE COMPENSATION

         Information regarding executive compensation will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held June 7, 2001, and, to the extent required and except as set forth therein, is incorporated herein by reference.

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


Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners and management will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held June 7, 2001, and, to the extent required and except as set forth therein, is incorporated herein by reference.


Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held June 7, 2001, and, to the extent required and except as set forth therein, is incorporated herein by reference.

                                     PART IV


Item 14 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K


                                      INDEX
                                                                       Pages of
                                                                    this report
--------------------------------------------------------------------------------


Independent Auditors' Reports                                            Page 18

Financial Statements:

(a)(1)   Consolidated Balance Sheets as of December 31, 2000 and 1999
                                                                 Pages 19 and 20

     Consolidated Statements of Income for the Years
     Ended December 31, 2000, 1999, and 1998                             Page 21

     Consolidated Statements of Shareholders' Equity for
     the Years Ended December 31, 2000, 1999, and 1998                   Page 22

     Consolidated Statements of Cash Flows for the Years
         Ended December 31, 2000, 1999, and 1998                         Page 23

     Notes to the Consolidated Financial Statements           Page 24 through 40

(a)(2)   Financial Statement Schedules                                   Page 42

     II. Valuation and Qualifying Accounts                               Page 43

     All other financial statement schedules required by Item 14(a)(2) have been omitted because they are inapplicable or because the required information has been included in the consolidated financial statements or notes thereto.

(a)(3)   Exhibits

     The Exhibit Index is set forth on Pages 44 through 46

     No annual report to security holders as of December 31, 2000 has been sent to security holders and no proxy statement, form of proxy or other proxy soliciting material has been sent by the registrant to more than ten of the registrant's security holders with respect to any annual or other meeting of security holders held or to be held in 2001. Such annual report to security holders, proxy statement or form of proxy will be furnished to security holders subsequent to the filing of this Annual Report on Form 10-K.

                                 Schedule II




                                  MESTEK, INC.
                        Valuation and Qualifying Accounts
                   Years ended December 31, 2000, 1999, and 1998




                          Bal. at     Charged             Bad Debt       Bal.
                          at Beg.       to       Other   Write-offs     at end
Year     Description      of Year     expense     (1)       (2)         of Year
--------------------------------------------------------------------------------

2000     Allowance
         for doubtful
         accounts         $ 3,627    $ 1,426   $   70    ($ 1,377)    $ 3,746

1999     Allowance
         for doubtful
         accounts         $ 3,443    $ 1,432    $  27    ($ 1,275)    $ 3,627

1998     Allowance
         for doubtful
         accounts         $ 2,529    $ 1,165    $  57    ($   308)    $ 3,443

  (1) Includes recoveries of amounts previously written-off and allowances for doubtful accounts of acquired companies.

  (2) Bad debts written off.

  EXHIBIT INDEX

         Those documents followed by a parenthetical notation are incorporated herein by reference to previous filings with the Securities and Exchange Commission as set forth below.

Exhibit No.
Description
*************

3.1      Articles of Incorporation of Mestek, Inc., as amended               (H)

3.2 Amended and Restated By-laws of Mestek, Inc. as amended through December 12, 2000

10.1     Employment Agreement dated January 1, 1982 between Mestek
         and John E. Reed                                                    (A)

10.2 Lease Agreement dated January 1, 2000 between Mestek (lessee) and Sterling Realty Trust (lessor); 260 North Elm

10.3     Lease dated January 1, 1994 between Mestek (lessee) and
         Sterling Realty Trust (lessor); South Complex                       (D)

10.4     Amended and Restated Lease Agreement dated as of July 1, 1997
         between Mestek, Inc. (lessee) and Rudbeek Realty Corp. (lessor)     (J)

10.5 Amended and Restated Lease Agreement dated as of January 1, 1997 between Vulcan Radiator Division, Mestek, Inc. (lessee) and
         MacKeeber Associates Limited Partnership (lessor).                  (H)

10.6 Loan Agreement dated as of May 1, 1984 among the Connecticut Development Authority (the "CDA"), MacKeeber Limited Partnership, Vulcan Radiator Corporation and the Promissory Notes thereunder; Guaranty of Vulcan Radiator Corporation and Reed National Corp.
         to the Connecticut Bank and Trust Company, NA                       (A)

10.7     Indemnification Agreements entered into between Mestek, Inc. and its Directors and Officers and the Directors of its wholly-owned subsidiaries incorporated by reference as provided herein, except
         as set forth in the attached schedule                               (C)

10.8     Share Purchase Agreement relating to the acquisition of capital stock of Ruscio Brothers Refractory, Ltd. And Rainbow Electronics Spotwelding Equipment, Ltd. dated April 29, 1998 by and between
         1291893 Ontario, Inc. as Buyer and Domenic Ruscio, et al.,
         as Sellers.                                                         (K)

10.9     Lease Agreement dated July 1, 1998 between Mestek (lessee) and
         Sterling Realty Trust (lessor); 161 Notre Dame                      (L)

10.10 Mortgage Note dated February 1, 1986 between Arrow United Industries, Inc. and Chemical Bank; said Note assumed by Mestek, Inc. in the
         purchase of certain assets of Arrow United Industries, Inc.         (D)

10.11    1996 Mestek, Inc. Stock Option Plan.                                (G)

10.12 Amended and Restated Revolving Loans and Foreign Exchange Facilities Agreement between Mestek, Inc. and Bank Boston dated July 15, 1997. (I)

10.13    Lease dated January 1, 1997 between Pacific Air Balance, Inc. (Lessee)
         and Production Realty, Inc. (Lessor).                               (I)

10.14    Supplemental Executive Retirement Agreements entered into between
         Mestek, Inc. and certain of its officers.                           (I)

10.15    Lease dated July 1, 1999 between Mestek (Lessee) and
         Sterling Realty Trust (Lessor) for 1st floor - Torrington Building. (M)

10.16    Lease dated July 1, 1999 between Mestek (Lessee) and
         Sterling Realty Trust (Lessor) for 3rd & 4th Floor - Torrington
         Building.                                                           (M)

10.17    Lease dated October 1, 2000 between Mestek (Lessee) and
         Sterling Realty (Lessor); 1st Floor Torrington Building

10.18    Bill of Sale dated January 1, 1999 between Mestek (Purchaser) and
         Sterling Realty Company (Seller).                                   (M)

10.19    Bill of Sale dated January 1, 1999 between Mestek (Purchaser) and
         Elizabeth C. Reed Trust (Seller).                                   (M)

10.20    Bill of Sale dated January 1, 2000 between Mestek (Purchaser) and
         Machinery Rental Company (Seller)                                   (M)

10.21    Asset Purchase Agreement dated March 18, 1999 among CTS Corporation,
         Dynamics Corporation of America, and Mestek, Inc.                   (E)

10.22    Second Amended and Restated Agreement and Plan of Merger and
         Investment Agreement dated October 25, 1999 among Simione Central Holdings, Inc., MCS, Inc., Mestek, Inc., John E. Reed, Stewart B. Reed,
         and E. Herbert Burk.                                                (F)

10.23 Agreement and Plan of Reorganization by and between Formtek Acquisition, Inc., Formtek, Inc., and Met-Coil Systems Corporation dated March 13, 2000.
                                                                             (M)

10.24 Stock Purchase Agreement dated September 18, 2000 between Mestek, Inc. and Alpha Technologies Group, Inc.

10.24.1 Amendment No. 1 dated November 10, 2000 to the Stock Purchase Agreement dated September 18, 2000 between Mestek, Inc. and Alpha Technologies Group, Inc.

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

        (B) Filed as an Exhibit to the Current Report on Form 8-K dated July 2, 1987

        (C) Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 1987

        (D) Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 1993

        (E) Filed as an Exhibit to the Current Report on Form 8-k dated April 6, 1999.

        (F) Incorporated by reference from the from the Form 10 file by MCS, Inc. with the Securities and Exchange Commission on October 26, 1999, File No. 000-27829.

        (G) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

        (H) Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 1996.

        (I) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 31, 1997.

        (J) Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 1997.

        (K) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

        (L) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

        (M) Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999.

                                                                   Exhibit 11.1


                                  MESTEK, INC.
              Schedule of Computation of Earnings Per Common Share




                                                  Years Ended December 31,
                                          2000           1999          1998
                                       ---------      ---------     ---------

Income from Continuing Operations         16,402         17,666        13,560
Income from Discontinued Operations          666            251         2,504
Net Income                             $  17,068      $  17,917     $  16,064
                                       =========      =========     =========

Basic Earnings per Common Share:
     Continuing Operations                 $1.87          $1.99         $1.52
     Discontinued Operations                 .08            .03           .28
                                        ---------     ---------      --------
     Net Income                         $   1.95      $    2.02     $    1.80
                                        ========      =========     =========

Basic Weighted Average Shares Outstanding  8,744          8,857         8,921
                                        ========      =========     =========

Diluted Earnings Per Common Share
     Continuing Operations              $   1.87      $    1.99      $   1.52
     Discontinued Operations                 .08            .03           .28
                                       ---------      ---------      --------
     Net Income                        $    1.95      $    2.02      $   1.80
                                       =========      =========      ========

Diluted Weighted Average
    Shares Outstanding                     8,760          8,887         8,949
                                       =========      =========      ========

                                                                   Exhibit 22.1



                              LIST OF SUBSIDIARIES
                                AT MARCH 20, 2001

                                                             Jurisdiction of
  Name                                                          Formation
  ----                                                          ---------
  Advanced Thermal Hydronics, Inc.                              Delaware
  Alapco Holding, Inc.                                          Delaware
  Anemostat, Inc                                                Delaware
  Boyertown Foundry Company                                     Pennsylvania
  Deltex Partners, Inc.                                         Delaware
  Formtek, Inc.                                                 Delaware
     Met-Coil Systems Corporation.                              Delaware
     Hill Engineering, Inc.                                     Illinois
  Gentex Partners, Inc.                                         Texas
     Mestex, Ltd. (Texas limited partnership)                   Texas
     Yorktown Properties, Ltd. (Texas limited partnership)      Texas
  HBS Acquisition Corporation                                   Delaware
  Keyser Properties, Inc.                                       Delaware
  Lexington Business Trust (Massachusetts business trust)       Massachusetts
Mestek Canada, Inc.                                             Ontario
     1291893 Ontario, Inc.                                      Ontario
           Ruscio Brother Refractory, Ltd.                      Ontario
           988721 Ontario, Inc.                                 Ontario
Mestek Foreign Sales Corporation                            U.S. Virgin Islands
Mestek Technology, Inc.                                         Delaware
National Northeast Corporation                                  Delaware
Omega Flex, Inc.                                                Pennsylvania
Pacific/Air Balance, Inc.                                       California
TEK Capital Corporation                                         Delaware
Westcast, Inc.                                                  Massachusetts

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


     Director and/or Officer                               Year of Execution

     A. Warne Boyce                                               1987
     E. Herbert Burk                                              1987
     William J. Coad                                              1987
     David R. Macdonald                                           1987
     David M. Kelly                                               1996
     Winston R. Hindle, Jr.                                       1995
     David W. Hunter                                              1987
     John E. Reed                                                 1987
     Stewart B. Reed                                              1987
     James A. Burk                                                1987
     R. Bruce Dewey                                               1990
     Richard J. McKnight                                          1987
     Jack E. Nelson                                               1996
     William S. Rafferty                                          1990
     Stephen M. Shea                                              1987
     Charles J. Weymouth                                          1995
     Kevin R. Hoben                                               1996
     Stephen M. Schwaber                                          1997
     Phil K. LaRosa                                               1997
     Robert P. Kandel                                             1997
     Richard E. Kessler                                           1997
     Timothy P. Scanlan                                           1997

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    MESTEK, INC.


Date:  March 31, 2001                 By:    /S/ John E. Reed
                                      ------------------------------------------
                                      John E. Reed, Chairman of the Board
                                      and Chief Executive Officer

Date:  March 31, 2001                 By:    /S/ Stephen M. Shea
                                      ------------------------------------------
                                      Stephen M. Shea, Senior Vice President
                                      Finance, Chief Financial Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Date:  March 31, 2001                  By:    /S/ A. Warne Boyce
                                       -----------------------------------------
                                       A. Warne Boyce, Director




Date:  March 31, 2001                  By:    /S/ E. Herbert Burk
                                       -----------------------------------------
                                       E. Herbert Burk, Director




Date:  March 31, 2001                  By:    /S/ William J. Coad
                                       -----------------------------------------
                                       William J. Coad, Director

Date:  March 31, 2001                  By:    /S/ David M. Kelly
                                       -----------------------------------------
                                       David M. Kelly, Director




Date:  March 31, 2001                  By:    /S/ Winston R. Hindle, Jr.
                                       -----------------------------------------
                                       Winston R. Hindle, Jr., Director




Date:  March 31, 2001                  By:    /S/ David W. Hunter
                                       -----------------------------------------
                                       David W. Hunter, Director




Date:  March 31, 2001                  By:    /S/ David R. Macdonald
                                       -----------------------------------------
                                       David R. Macdonald, Director




Date:  March 31, 2001                  By:    /S/ John E. Reed
                                       -----------------------------------------
                                       John E. Reed, Director




Date:  March 31, 2001                  By:    /S/ Stewart B. Reed
                                       -----------------------------------------
                                       Stewart B. Reed, Director