Form 10-Q
period 2001-03-31
MESTEK INC
filed 2001-05-15
CIK 65195

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended: March 31, 2001


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



The number of shares of Common Stock outstanding as of May 10, 2001, was 8,721,603.

                                  MESTEK, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001


                                      INDEX

PART I - FINANCIAL INFORMATION                                        Page No.
                                                                      --------

Condensed consolidated balance sheets at March 31, 2001
         and December 31, 2000                                         3 - 4

Condensed consolidated statements of income for the three
         months ended March 31, 2001 and 2000                              5

Condensed consolidated statements of cash flows for the three
         months ended March 31, 2001 and 2000                              6

Condensed consolidated statement of changes in shareholders' equity
         for the period from January 1, 2000 through March 31, 2001        7

Notes to the condensed consolidated financial statements                8-12

Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        13


PART II - OTHER INFORMATION

Statement of Computation of Per share Earnings                            14


SIGNATURE                                                                 14

PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements


                                  MESTEK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                            March 31,   Dec. 31,
                                                              2001        2000
                                                            ---------   --------
                                                          (Dollars in thousands)
ASSETS
Current Assets
     Cash                                                   $3,878       $2,417
     Accounts Receivable - less allowances of,
         $3,911 and $3,627 respectively                     58,227       64,832
     Unbilled Accounts Receivable                               12           27
     Inventories                                            68,426       70,911
     Deferred Tax Benefit                                    3,313        3,333
     Other Current Assets                                    6,199        6,489
                                                           --------    ---------

         Total Current Assets                              140,055      148,009

Property and Equipment - net                                55,183       73,489
Notes Receivable                                               800          800
Investment in Simione Central Holdings, Inc.                 6,850        6,850
Other Assets and Deferred Charges - net                      7,634        7,676
Excess of Cost over Net Assets of Acquired Companies        49,018       56,665
                                                           --------    ---------

         Total Assets                                     $259,540     $293,489
                                                          ========     =========


See the Notes to Condensed Consolidated Financial Statements.


     Continued on next page

                                  MESTEK, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                                   (Unaudited)



                                                           March 31,   Dec. 31,
                                                             2001        2000
                                                           ---------   ---------
                                                          (Dollars in thousands)

LIABILITIES, AND SHAREHOLDERS' EQUITY
Current Liabilities
   Current Portion of Long-Term Debt                       $17,481      $63,418
   Accounts Payable                                         19,758       19,646
   Accrued Compensation                                      3,366        6,903
   Accrued Commissions                                       2,227        2,528
   Progress Billings in Excess of
     Cost and Estimated Earnings                               267          283
   Customer Deposits                                         8,522        9,321
   Other Accrued Liabilities                                29,288       19,658
                                                           --------     --------

         Total Current Liabilities                          80,909      121,757

Long-Term Debt                                                 240          240
Other Liabilities                                            2,908        5,064
                                                           --------     --------

         Total Liabilities                                  84,057      127,061
                                                           --------     --------

Minority Interests                                           1,051        2,746
                                                           --------     --------

Shareholders' Equity
     Common Stock - no par, stated value $0.05 per share,
         9,610,135 shares issued                               479          479
     Paid in Capital                                        15,434       15,434
     Retained Earnings                                     169,885      158,697
     Treasury Shares, at cost, (888,532 and 867,032
         common shares, respectively)                      (10,101)      (9,733)
     Cumulative Translation Adjustment                      (1,265)      (1,195)
                                                           --------    ---------
         Total Shareholders' Equity                        174,432      163,682
                                                           --------    ---------

         Total Liabilities, and Shareholders' Equity      $259,540     $293,489
                                                          ========     =========


See the Notes to Condensed Consolidated Financial Statements.

                                  MESTEK, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                              2001        2000
                                                            --------    --------
                                        (In thousands, except for share amounts)

Net Sales                                                   $96,118     $80,274
Net Service Revenues                                            176         291
                                                            --------    --------

Total Revenues                                               96,294      80,565

Cost of Goods Sold                                           71,040      56,976
Cost of Service Revenues                                        142         163
                                                            --------    --------

Gross Profit                                                 25,112      23,426

Selling Expense                                              12,632      11,011
General and Administrative Expense                            4,905       4,107
Engineering Expense                                           3,113       2,708
Restructuring Charges                                           774         --
                                                            --------    --------

Operating Profit                                              3,688       5,600

Interest Income (Expense)                                      (193)        183
Other Income (Expense) - net                                   (113)          1
                                                            --------    -------

Income from Continuing Operations Before Income Taxes         3,382       5,784

Income Taxes                                                  1,284       2,236
                                                            --------    -------

Income from Continuing Operations                             2,098       3,548

Discontinued Operations:

Gain on Sale of Discontinued Operations                      16,572         --
Applicable Income Tax Expense                                 7,482         --
                                                            --------    --------
Net Gain on Sale of Discontinued Operations                   9,090         --

Income from Operations of
Discontinued Operations Before Income Taxes                     --           55
Applicable Income Tax Expense                                   --           64
                                                            --------    -------
(Loss) from Discontinued Operations                             --           (9)

Net Income                                                  $11,188      $3,539
                                                            ========    =======

Basic Earnings Per Common Share
Continuing Operations                                         $0.24       $0.40
Discontinued Operations                                        1.04         --
                                                               ----       -----
Net Income                                                    $1.28       $0.40
                                                              =====       =====

Basic Weighted Average Shares Outstanding                     8,729       8,745
                                                              =====       =====

Diluted Earnings Per Common Share
Continuing Operations                                         $0.24       $0.40
Discontinued Operations                                        1.04         --
                                                               ----        ---
Net Income                                                    $1.28       $0.40
                                                              =====       =====

Diluted Weighted Average Shares Outstanding                   8,749       8,762
                                                              =====       =====


See the Notes to Condensed Consolidated Financial Statements.

                                  MESTEK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Three Months Ended
                                                                March 31,
                                                             2001         2000
                                                             ----         ----
                                                          (Dollars in thousands)

Cash Flows from Operating Activities:
   Net Income                                               $11,188       3,539
   Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
   Depreciation and Amortization                              2,135       2,867
   Provision for Losses on Accounts Receivable                  408         130
   Change in Assets & Liabilities:
   Cash Flows Provided by (Used in) Changes In:
     Accounts Receivable                                        586       5,024
     Unbilled Accounts Receivable                                15         162
     Inventory                                               (1,076)     (3,255)
     Other Assets                                              (198)       (586)
     Accounts Payable                                         1,867         592
     Accrued Expenses                                         4,758      (1,765)
     Progress Billings                                          (16)       (116)
     Other Long Term Liabilities                             (1,155)        255
                                                            --------    --------
Net Cash Provided by Operating Activities                    18,512       6,847
                                                            --------    --------

Cash Flows from Investing Activities:
   Capital Expenditures                                        (419)     (2,810)
   Additional Investment in Simione                              --      (3,000)
   Net Book Value of National Northeast
     Assets & Liabilities Disposed of                        31,438          --
   Acquisition of Businesses (net of cash acquired)              --      (8,018)
                                                            --------    --------
Net Cash Provided by (Used in) Investing Activities          31,019     (13,828)
                                                            --------    --------

Cash Flows from Financing Activities:
   Net Borrowings (Repayments)
     Under Line of Credit Agreements                        (45,937)      3,673
   Principal Payments Under Long Term Debt Obligations          --          (23)
   Increase (Decrease) in Minority Interests                 (1,695)         66
   Repurchase of Common Stock                                  (368)       (416)
   Cumulative Translation Adjustments                           (70)         (9)
                                                            --------    --------
Net Cash Provided by (Used in) Financing Activities         (48,070)      3,291
                                                            --------    --------

Net Increase (Decrease) in Cash and Cash Equivalents          1,461      (3,690)
Cash and Cash Equivalents - Beginning of Period               2,417       4,468
                                                            -------     --------

Cash and Cash Equivalents - End of Period                    $3,878        $778
                                                            ========    ========

See the Notes to Condensed Consolidated Financial Statements.



                                                             MESTEK, INC.
                                  CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                              (Unaudited)


                                         For the period January 1, 2000 through March 31, 2001



                                                                                                 Cumulative
                                             Common    Paid In      Retained       Treasury      Translation
                                             Stock     Capital      Earnings       Shares        Adjustment      Total

Balance - January 1, 2000                    $479      $15,434      $143,180       ($9,393)      ($1,083)        $148,617
Net Income                                                            17,068                                       17,068
Dividends Paid in MCS, Inc. Common Stock                              (1,551)                                      (1,551)
Common Stock Repurchased                                                              (340)                          (340)
Cumulative Translation Adjustment                                                                   (112)            (112)
                                             -----     --------     --------       --------      --------        ---------
Balance - December 31, 2000                  $479      $15,434      $158,697       ($9,733)      ($1,195)        $163,682

Net Income                                                            11,188                                       11,188
Common Stock Repurchased                                                              (368)                          (368)
Cumulative Translation Adjustment                                                                    (70)             (70)
                                             -----     --------     --------       --------      --------        ---------
Balance - March 31, 2001                     $479      $15,434      $169,885      ($10,101)      ($1,265)        $174,432
                                             =====     ========     ========      =========      ========        ========


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

Income Taxes

Provisions for income tax on continuing operations in the amounts of $1,284,000 and $2,236,000 were recorded for the three-month periods ended March 31, 2001 and 2000, respectively.

Excess of Cost Over net Assets of Acquired Companies (Goodwill)

The Company amortizes Goodwill on the straight-line basis over the estimated period to be benefited. The Company continually evaluates the carrying value of Goodwill. Any impairments would be recognized when the expected future operating cash flows derived from such Goodwill is less than their carrying value.

Comprehensive Income

For the period ended March 31, 2001 and March 31, 2000, respectively, the components of other comprehensive income were immaterial and consisted solely of foreign currency translation adjustments.

Reclassification

Reclassifications are made periodically to previously issued financial statements to conform with the current year presentation.

Note 3 - Discontinued Operation

         On January 9, 2001 the Company completed the sale of its 89.5% owned subsidiary, National Northeast Corporation ("National"), an aluminum extruder and heat sink fabricator, to Alpha Technologies Group, Inc. ("Alpha") for a total cash consideration of $49.9 million. The Company's net pre-tax gain, after accounting for the minority interest and related costs of sale, was approximately $16.6 million. The Income Tax Expense recorded in respect of the gain is higher than would be suggested by applying statutory rates to the gain recorded for accounting purposes due principally to the fact that as part of the agreement for sale the Company agreed to make on behalf of Alpha an election under Internal Revenue Code Section 338(h)10 which requires that the Company treat the transaction for tax purposes as a deemed sale of 100% of National's assets, the tax consequences of which inure to the Company. The Company has accounted for the transaction as a Gain on Disposal of Discontinued Operations in accordance with APB30.


Note 4 - Inventories

             Inventories consisted of the following at:

                                       March 31,              December 31,
                                          2001                    2000
                                          ----                    ----

Finished Goods                          $20,448                 $16,969
Work-in-progress                         22,595                  22,488
Raw materials                            32,650                  38,776
                                       ---------               ---------
                                         75,693                  78,233
Less provision for LIFO
  Method of valuation                    (7,267)                 (7,322)
                                       ---------               ---------
                                        $68,426                 $70,911
                                       =========               =========


Note 5 - Property and Equipment

                                       March 31,               December 31,
                                         2001                      2000
                                         ----                      ----

Land                                     $4,316                   $4,636
Building                                 24,546                   28,639
Leasehold Improvements                    4,615                    4,839
Equipment                                84,747                  105,763
                                        --------                 --------

                                        118,224                  143,877
Accumulated Depreciation                (63,041)                 (70,388)
                                        --------                 --------

                                        $55,183                  $73,489
                                        ========                 ========


Note 6 - Long-Term Debt
                                       March 31,               December 31,
                                         2001                     2000
                                         ----                     ----

Revolving Loan Agreement                $17,410                  $48,336
Note Payable                                 --                   15,000
Other Bonds and Notes Payable               311                      322
                                        --------                 --------

                                         17,721                   63,658
Less Current Maturities                 (17,481)                 (63,418)
                                        --------                 --------

                                           $240                     $240
                                        ========                 ========

         Revolving Loan Agreement - The Company has a Revolving Loan Agreement and Letter of Credit Facility (the Agreement) with a commercial bank. The Agreement has been amended and extended on a one-year basis through April 30, 2002. The Agreement as amended provides $50 million of unsecured revolving credit including $10 million of standby letter of credit capacity. Borrowings under the Agreement bear interest at a floating rate based on the bank's prime rate less one percent (1.00%) or, at the discretion of the borrower, LIBOR plus a quoted market factor or, alternatively, in lieu of the prime based rate, a rate based on the overnight Federal Funds Rate. The Revolving Loan Agreement contains financial covenants, which require that the Company maintain ratios, relating to interest coverage and leverage. This Agreement also contains restrictions regarding the creation of indebtedness, the occurrence of mergers or consolidations, the sale of subsidiary stock and the payment of dividends in excess of 50 percent (50%) of net income.

         Note Payable - The Company has an unsecured uncommitted Demand Loan Facility with a second commercial bank under which the Company can borrow up to $25,000,000 on a LIBOR basis. On January 9, 2001, the company paid off the $15,000,000 outstanding balance. No balance was outstanding under the Demand Loan facility as of March 31, 2001. The facility expires May 31, 2001. The Company expects to renew the facility on substantially equivalent terms before its expiration.


Note 7 - Interim Segment Information

Description of the types of products and services from which each reportable segment derives its revenues:

As described in Note 2, the Company completed the sale of National Northeast Corporation, (National) on January 9, 2001. National historically represented the largest division in the Company's Metal Products segment. The Company has elected to incorporate the Metal Products segment's remaining units, Omega-Flex, Inc. and Boyertown Foundry Company into the Heating, Ventilating, and Air Conditioning segment (HVAC) as of January 1, 2001. First quarter 2000 segment information has been similarly reclassified for purposes of comparability.

Effective January 1, 2001, therefore, the Company has two reportable segments: the manufacture of heating, ventilating and air-conditioning equipment (HVAC) and the manufacture of metal handling and metal forming machinery (Metal Forming).

The Company's HVAC segment manufactures and sells a wide variety of residential, commercial and industrial heating, cooling, and air distribution products to independent wholesales supply warehouses, to mechanical, sheet metal and other contractors, and in some cases to other HVAC manufacturers under original equipment manufacture (OEM) contracts. The products include finned tube and baseboard radiation equipment gas fired heating and ventilating equipment, air damper equipment and related air distribution products and commercial and residential boilers. The products are marketed under a number of franchise names including Sterling, Beacon Morris, Smith, Hydrotherm, RBI, Vulcan, Applied Air, Wing, AWV, ABI, Arrow, Koldwave, Anemostat, Omega Flex and Spacepak.

The Company's Metal Forming Segment designs, manufactures and sells a variety of metal Forming equipment and related machinery under names such as Cooper-Weymouth, Peterson, Dahlstrom, Lockformer, Iowa Precision (IPI), Hill Engineering, Coilmate-Dickerman, and Rowe. The products are sold directly to end-users and through independent dealers to end-users and to other original equipment manufacturers. The products include roll formers, wing benders, duct forming systems, plasma and water-jet cutting equipment, coil feeds, straighteners, cradles, cut-to-length lines, specialty dies, rotary punching equipment, tube feed and cut-off and flying cut-off saws.

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


Three Months ended
March 31, 2001:

                                                   Metal       All
                                         HVAC     Forming     Other     Totals
                                        ----      -------     -----     ------

Revenues from External Customers       $76,123     $19,995     $176     $96,294

Segment Operating Profit                $3,303        $485    ($100)     $3,688

Three Months ended
March 31, 2000:

The following table excludes data related to National Northeast Corporation which is included in Discontinued Operations as explained in Note 2. The balance of the former Metal Products segment operations are included in the HVAC segment for purposes of comparability.

                                                     Metal      All
                                         HVAC       Forming    Other     Totals
                                         ----       -------    -----     ------

Revenues from External Customers        $71,709     $8,565     $291     $80,565

Segment Operating Profit                 $5,413       $192      ($5)     $5,600


Note 8 - Earnings Per Common Share

Basic earnings per share were computed using the weighted average number of common shares outstanding. Common stock options were considered in the computation of diluted earnings.

Note 9 - Common Stock Buyback Program

During the first quarter of 2001 the Company continued its program of selective "open market" purchases of its common stock acquiring 21,500 shares. All such shares have been accounted for as treasury shares. No purchases have been made since subsequent to March 31, 2001.


Note 10 - Stock Option Plans

On March 20, 1996 the Company adopted a stock option plan, the Mestek, Inc. 1996 Stock Option Plan, (the Plan), which provides for the granting of incentive and non-qualified stock options of up to 500,000 shares of stock to certain employees of the Company and other persons, including directors, for the purchase of the Company's common stock at fair market value at the date of grant. The Plan was approved by the Company's shareholders on May 22, 1996. Options granted under the plan vest over a five-year period and expire at the end of ten years. All options granted under the Plan total 175,000 shares, none of which have been exercised at March 31, 2001. No options were granted in the first quarter of 2001.


Note 11 - Restructuring Charges

The Company has established a restructuring reserve of $774,000 in the accompanying financial statements relating to the planned shutdown of certain operations and product lines at several of the manufacturing locations in the Air Distribution division of the Company's HVAC segment. The number of employees terminated or to be terminated as a result of the above restructuring plan is estimated at 65.


Note 12 - Subsequent Events

On April 30, 2001, the Company announced that it had executed a letter of intent to acquire the business of Yoder Manufacturing (Yoder) and Mentor AGVS (Mentor) from SNS Properties, Inc. of Cleveland, Ohio. Yoder is a leading manufacturer of roll forming equipment and tube and pipe mills; Mentor manufactures laser-guided automated vehicles for material handling. Yoder's and Mentor's products are complementary with other products manufactured by the Company's Metal Forming (Formtek) segment. The Company expects to close the transaction on or before June 30, 2001.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation

As described in Note 2, the Company completed the sale of National Northeast Corporation, (National) on January 9, 2001. National historically represented the largest division in the Company's Metal Products segment. The Company has elected to incorporate the Metal Products segment's remaining units, Omega-Flex, Inc. and Boyertown Foundry Company into the Heating, Ventilating, and Air Conditioning segment (HVAC) as of January 1, 2001. First quarter 2000 segment information has been similarly reclassified for purposes of comparability.

Total Revenues in the Company's HVAC segment, as illustrated in Note 7 to the Condensed Consolidated Financial Statements, increased by 6.1% during the first quarter of 2001 relative to the first quarter of 2000 due primarily to sales from the Company's Louvers and Dampers Inc. and Airtherm, LLC acquisitions which were completed in the second and third quarters of 2000, respectively. Sales from certain of the Company's wholesale distribution products were soft due to general economic conditions affecting the HVAC industry. Gross profit margins for the HVAC segment were down slightly to 25.4%. Operating income for this segment decreased from $5,413,000 in the first quarter of 2000 to $3,303,000 in the first quarter of 2001. Gross Profit margins and operating expenses were impacted by a variety of transitional costs related to plant closings and product relocations as more fully explained in Note 11 to the Condensed Consolidated Financial Statements.

Total Revenues in the Company's Metal Forming segment, as illustrated in Note 7 to the Condensed Consolidated Financial Statements, increased 233% during the first quarter of 2001, owing to sales from the Company's Met-Coil System Corporation acquisition which was completed on June 3, 2000. Absent such revenues, sales for this segment were down 26%, primarily in the CWP and Rowe coil handling equipment businesses, reflecting the economic downturn in the manufacturing sector, especially automotive stamping. Gross profit margins dropped to 23.0% in the first quarter of 2001 from 27.3% in the first quarter of 2000 primarily due to lower than expected margins in Met-Coil, which were adversely affected by certain custom jobs that included significant product development costs. Other Metal Forming divisions gross profits increased 11%. Operating profits as a percentage of sales were essentially flat.

For the Company as a whole, Sales, General and Administrative, and Engineering costs, taken together as a percentage of Total Revenues, were slightly reduced from 22.1% to 21.4%.

Operating income for the first quarter of 2001, exclusive of Restructuring Charges, for the Company as a whole decreased by $1,138,000 or 25.8% reflecting the net effect of the factors mentioned above.

The Company's total debt (long-term debt plus current portion of long-term debt) was substantially reduced in the first quarter of 2001 from $63.7 million to $17.7 million, as a result of the sale of National Northeast Corporation, as more fully explained in Note 2 to the Condensed Financial Statements. Management regards the Company's current capital structure and banking relationships as fully adequate to meet foreseeable future needs. The Company has not paid dividends on its common stock since 1979.

The Company's Annual Meeting of Shareholders will be held 11 a.m., June 7, 2001 at the Reed Institute adjacent to the Company's headquarters in Westfield, Massachusetts.

PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

(a) Statement of Computation of Per Share Earnings ... Page 14


(b) Registrant filed one report on Form 8-K during the quarter for which this report is filed.


                                  MESTEK, INC.
              SCHEDULE OF COMPUTATION OF EARNINGS PER COMMON SHARE


                                                   Three Months Ended March 31,
                                                         2001           2000
                                                      ---------        -------

Income from Continuing Operations                      $2,098          $3,548
Income from Discontinued Operations                     9,090              (9)
                                                      --------         -------
Net Income                                            $11,188          $3,539

Basic Earnings per Common Share:
Continuing Operations                                   $0.24           $0.40
Discontinued Operations                                  1.04              --
                                                      --------         -------
Net Income                                              $1.28           $0.40
                                                      ========         =======

Basic Weighted Average Shares Outstanding               8,729           8,745
                                                      ========         =======

Diluted Earnings Per Common Share:
Continuing Operations                                   $0.24           $0.40
Discontinued Operations                                  1.04              --
                                                      --------         -------
Net Income                                              $1.28           $0.40
                                                      ========         =======

Diluted Weighted Average Shares Outstanding             8,749           8,762
                                                      ========         =======



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MESTEK, INC.
                                  ------------
                                  (Registrant)


Date: May 15, 2001     By: /S/ Stephen M. Shea
                       -----------------------------------------------
                       Stephen M. Shea, Senior Vice President - Finance
                       and CFO (Chief Financial Officer)