Form 10-Q
period 2001-06-30
MESTEK INC
filed 2001-08-10
CIK 65195

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended: June 30, 2001


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



   The number of shares of Common Stock outstanding as of August 6, 2001, was
                                   8,721,603.

                                  MESTEK, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001


                                      INDEX

PART I - FINANCIAL INFORMATION                                       Page No.
                                                                     --------
Item 1:

Condensed consolidated balance sheets at June 30, 2001
         and December 31, 2000                                          3 - 4

Condensed consolidated statements of income for the three months ended June 30, 2001 and 2000 and the six months ended
         June 30, 2001 and 2000                                           5

Condensed consolidated statements of cash flows for the six
         months ended June 30, 2001 and 2000                              6

Condensed consolidated statement of changes in shareholders' equity
         for the period from January 1, 2000 through June 30, 2001        7

Notes to the condensed consolidated financial statements               8 - 13

Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                    14 - 15


PART II - OTHER INFORMATION

Item 3 - Legal Proceedings                                               15

Item 6 - Exhibits and Reports on Form 8-K                                16

Item 7 - Submission of Matters to a Vote of Security Holders             16

Statement of Computation of Per share Earnings                           17


SIGNATURE                                                                17

In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements


                                  MESTEK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                         June 30,      Dec. 31,
                                                           2001          2000
                                                         --------      --------
                                                         (Amounts in thousands)
                                                        (Unaudited)    (Audited)
ASSETS
Current Assets
     Cash                                                   $3,103       $2,417
     Accounts Receivable - less allowances of
         $4,291 and $3,746 respectively                     56,241       64,832
     Unbilled Accounts Receivable                               81           27
     Inventories                                            70,105       70,911
     Deferred Tax Benefit                                    3,313        3,333
     Note Receivable                                           600         ---
     Other Current Assets                                    4,416        6,489
                                                           -------      -------

         Total Current Assets                              137,859      148,009

Property and Equipment - net                                53,819       73,489
Notes Receivable                                               800          800
Other Assets and Deferred Charges - net                     13,776       14,526
Excess of Cost over Net Assets of Acquired Companies        49,061       56,665
                                                          --------     --------

         Total Assets                                     $255,315     $293,489
                                                          ========     ========



See the Notes to Condensed Consolidated Financial Statements
     Continued on next page

                                  MESTEK, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

                                                          June 30,     Dec. 31,
                                                            2001         2000
                                                          --------     ---------
                                                          (Amounts in thousands)
                                                         (Unaudited)   (Audited)

LIABILITIES, AND SHAREHOLDERS' EQUITY
Current Liabilities
 Current Portion of Long-Term Debt                         $20,536      $63,418
 Accounts Payable                                           17,874       19,646
 Accrued Compensation                                        3,702        6,903
 Accrued Commissions                                         2,307        2,528
 Progress Billings in Excess of Cost and Estimated Earnings    263          283
 Customer Deposits                                           6,220        9,321
 Other Accrued Liabilities                                  23,094       19,658
                                                          --------     --------

         Total Current Liabilities                          73,996      121,757

Long-Term Debt                                                 240          240
Other Liabilities                                            2,908        5,064
                                                          --------     --------

         Total Liabilities                                  77,144      127,061
                                                          --------     --------

Minority Interests                                           1,085        2,746
                                                          --------     --------

Shareholders' Equity
     Common Stock - no par, stated value $0.05 per share,
         9,610,135 shares issued                               479          479
     Paid in Capital                                        15,434       15,434
     Retained Earnings                                     172,511      158,697
     Treasury Shares, at cost, (867,032 and 846,132
         common shares, respectively)                      (10,101)      (9,733)
     Cumulative Translation Adjustment                      (1,237)      (1,195)
                                                          ---------    --------
         Total Shareholders' Equity                        177,086      163,682
                                                          ---------    --------

         Total Liabilities, and Shareholders' Equity      $255,315     $293,489
                                                          ========     ========


See the Notes to Condensed Consolidated Financial Statements.

                                  MESTEK, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                Three Months      Six Months
                                                    Ended           Ended
                                                   June 30,        June 30,
                                                2001   2000      2001     2000
                                              ------- -------  -------- --------
                                                  (Amounts in thousands,
                                              except earnings per common share)

Net Sales                                     $94,402 $82,440 $190,520 $162,714
Net Service Revenues                              177     230      353      521
                                               ------  ------  -------  -------

  Total Revenues                               94,579  82,670  190,873  163,235

Cost of Goods Sold                             67,867  59,245  138,907  116,221
Cost of Service Revenues                          141     159      283      322
                                               ------  ------   ------  -------

  Gross Profit                                 26,571  23,266   51,683   46,692

Selling Expense                                13,990  11,623   26,622   22,634
General and Administrative Expense              4,563   4,563    9,468    8,670
Engineering Expense                             3,357   2,752    6,470    5,460
Restructuring Charges                            ---     ---       774     ---
                                               ------   -----   ------   ------

  Operating Profit                              4,661   4,328    8,349    9,928

Interest Income (Expense)                        (164)   (250)    (357)     (67)
Other Income (Expense) - net                     (206)     47     (319)      48
                                               ------    -----   ------  ------
Income from Continuing
        Operations Before Income Taxes          4,291   4,125    7,673    9,909

Income Taxes                                    1,665   1,639    2,949    3,875
                                               ------  -----     ------  ------

Income from Continuing Operations               2,626   2,486    4,724    6,034
                                               ------  -----     ------  ------

Discontinued Operations:

  Gain on Sale of Discontinued Operations       ---      ---    16,572     ---
  Applicable Income Tax Expense                 ---      ---     7,482     ---
                                               ------   ------  ------   ------
  Net Gain on Sale of Discontinued Operations   ---      ---     9,090     ---
                                               ------   ------  ------   ------

  Income from Operations of
    Discontinued Segment Before Income Taxes    ---       600     ---       655
  Applicable Income Tax Expense                 ---       254     ---       318
                                               ------  ------   ------   ------
  Income from Discontinued Operations           ---       346     ---       337
                                               ------  ------   ------   ------

Net Income                                     $2,626  $2,832  $13,814   $6,371
                                                -----   -----   ------    -----

Basic and Diluted Earnings Per Common Share
  Continuing Operations                         $0.30   $0.28     $0.54   $0.69
  Discontinued Operations                        ---     0.04      1.04    0.04
                                                -----   -----     -----   -----
  Net Income                                    $0.30   $0.32     $1.58   $0.73
                                                =====   =====     =====   =====

Basic Weighted Average Shares Outstanding       8,722   8,743     8,726   8,744
                                                =====   =====     =====   =====

Diluted Weighted Average Shares Outstanding     8,752   8,760     8,751   8,761
                                                =====   =====     =====   =====

See the Notes to Condensed Consolidated Financial Statements.

Note: Year-to-date June 30, 2000 earning per share figures do not equal the sum of individual quarters due to rounding differences.

                                  MESTEK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                Six Months Ended
                                                                June 30,
                                                          2001           2000
                                                        --------       --------
                                                        (Amounts in thousands)

Cash Flows from Operating Activities:
Net Income                                              $13,814         $6,371
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization                             4,772          5,828
Provision for Losses on Accounts Receivable                 788            202
Change in Assets & Liabilities:
Cash Flows Provided by (Used in) Changes In:
Accounts Receivable                                       2,192          4,258
Unbilled Accounts Receivable                                (54)           407
Inventory                                                (2,755)        (6,130)
Other Assets                                                992         (3,055)
Accounts Payable                                            (17)         4,003
Progress Billings                                           (20)          (164)
Other Liabilities                                        (4,477)        (3,204)
                                                        --------        -------
Net Cash Provided by Operating Activities                15,235          8,516
                                                        --------        -------

Cash Flows from Investing Activities:
Capital Expenditures                                     (1,034)         (4,582)
Add'l Investment in CareCentric, Inc.
    (f/k/a Simione Central Holdings, Inc.)                 ---           (3,000)
Net Book Value of National Northeast
Assets & Liabilities Disposed of                         31,438
Acquisition of Businesses (net of cash acquired)           ---          (41,537)
                                                         ------         --------
Net Cash Provided by (Used in) Investing Activities      30,404         (49,119)
                                                         ------         --------

Cash Flows from Financing Activities:
Net Borrowings (Repayments)
Under Line of Credit Agreements                         (42,882)         39,057
Principal Payments Under Long Term Debt Obligations        ---              (84)
Increase (Decrease) in Minority Interests                (1,661)            139
Repurchase of Common Stock                                 (368)           (416)
Cumulative Translation Adjustments                          (42)            (80)
                                                        --------        --------
Net Cash (Used In) Provided by Financing Activities     (44,953)         38,616
                                                        --------        --------

Net Increase (Decrease) in Cash and Cash Equivalents        686          (1,987)
Cash and Cash Equivalents - Beginning of Period           2,417           4,468
                                                        --------        --------

Cash and Cash Equivalents - End of Period                $3,103          $2,481
                                                        =======         ========

See the Notes to Condensed Consolidated Financial Statements.

                                  MESTEK, INC.
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)


               For the period January 1, 2000 through June 30, 2001



                                                                                                   Cumulative
                                             Common     Paid In      Retained      Treasury        Translation
                                             Stock      Capital      Earnings      Shares          Adjustment         Total
                                             ------    --------      --------      --------        ----------        --------
Balance - January 1, 2000                    $479      $15,434       $143,180      ($ 9,393)       ($1,083)          $148,617
Net Income                                                             17,068                                          17,068
Dividends Paid in MCS, Inc. Common Stock                               (1,551)                                         (1,551)
Common Stock Repurchased                                                               (340)                             (340)
Cumulative Translation Adjustment                                                                     (112)              (112)
                                             ----      ---------     --------       ---------      --------          ---------
Balance - December 31, 2000                  $479      $15,434       $158,697       ($ 9,733)      ($1,195)          $163,682

Net Income                                                             13,814                                          13,814
Common Stock Repurchased                                                                (368)                            (368)
Cumulative Translation Adjustment                                                                      (42)               (42)
                                             ----      ---------     --------       ---------      --------          ---------
Balance - June 30, 2001                      $479      $15,434       $172,511       ($10,101)      ($1,237)          $177,086
                                             ====      ========      ========       =========      ========          =========


See the Notes to Condensed Consolidated Financial Statements.



                                  MESTEK, INC.


            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Significant Accounting Policies

Basis of Presentation
---------------------
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In the opinion of management, the financial statements include all material adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results of this interim period are not necessarily indicative of results for the entire year.

Inventories
-----------
Inventories are valued at the lower of cost or market. Cost of inventories is determined principally by the last-in, first-out (LIFO) method.

Income Taxes
------------
Provisions for income tax in the amounts of $1,893,000 and $ 1,950,000 were recorded for the three-month periods ended June 30, 2001 and 2000, respectively.

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

Comprehensive Income
--------------------
For the period ended June 30, 2001 and June 30, 1999, respectively, the components of other comprehensive income were immaterial and consisted solely of foreign currency translation adjustments.

Reclassification
----------------
Reclassifications are made periodically to previously issued financial statements to conform with the current year presentation.


Recent Accounting Pronouncements
--------------------------------
The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows: (i) all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001, (ii) Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability. (iii) Goodwill and intangible assets with indefinite lives acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization. (iv) Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator and (v) all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. The Company is currently evaluating the impact the SFAS 141 and 142 will have on its financial reporting requirements.

Note 2- Discontinued Operation

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


Note 3 - Inventories

Inventories consisted of the following at:
                                              June 30,                 Dec. 31,
                                                2001                     2000
                                             ---------                 ---------

Finished Goods                                $22,083                  $16,969
Work-in-progress                               21,651                   22,488
Raw materials                                  33,639                   38,776
                                               ------                   -------
                                               77,373                   78,233
Less provision for LIFO method of valuation    (7,268)                  (7,322)
                                               -------                  -------

                                              $70,105                  $70,911
                                              =======                  ========

Note 4 - Property and Equipment

                                              June 30,                 Dec. 31,
                                               2001                      2000
                                             ----------                ---------

Land                                           $4,316                   $4,636
Building                                       24,787                   28,639
Leasehold Improvements                          4,655                    4,839
Equipment                                      85,081                  105,763
                                               ------                  -------
                                              118,839                  143,877
Accumulated Depreciation                      (65,020)                 (70,388)
                                              --------                 --------

                                              $53,819                  $73,489
                                               ======                   ======


Note 5 - Long-Term Debt

                                              June 30,                 Dec. 31,
                                                2001                     2000
                                             --------                  --------

Revolving Loan Agreement                      $20,470                  $48,336
Note Payable                                      --                    15,000
Other Bonds and Notes Payable                     306                      322
                                              -------                  --------
                                               20,776                   63,658
Less Current Maturities                        20,536                  (63,418)
                                              -------                  --------
                                                 $240                     $240
                                              =======                  ========

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

         Note Payable - The Company has an unsecured uncommitted Demand Loan Facility with a second commercial bank under which the Company can borrow up to $25,000,000 on a LIBOR basis. On January 9, 2001, the company paid off the $15,000,000 outstanding balance. No balance was outstanding under the Demand Loan facility as of June 30, 2001. The facility has been renewed through June 30, 2002. The Company expects to renew the facility on substantially equivalent terms before its expiration.


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


Three Months ended
June 30, 2001:

                                                   Metal       All
                                        HVAC      Forming     Other     Totals
                                       ------     -------     -----     ------
Revenues from External Customers      $73,441     $20,961     $177     $94,579

Segment Operating Profit               $4,257        $589    ($185)     $4,661

Three Months ended
June 30, 2000:

The following table excludes data related to National Northeast Corporation which is included in Discontinued Operations as explained in Note 2. The balance of the former Metal Products segment operations are included in the HVAC segment for purposes of comparability.

                                                   Metal       All
                                        HVAC      Forming     Other    Totals
                                       ------     -------     -----    ------
Revenues from External Customers      $69,306     $13,135     $229     $82,670

Segment Operating Profit               $3,451        $937     ($60)     $4,328

Note 7 - Earnings Per Common Share

Basic earnings per share were computed using the weighted average number of common shares outstanding. Common stock options were considered in the computation of diluted earnings.


Note 8 - Common Stock Buyback Program

During the second quarter of 2001 the Company acquired no shares under its program of selective "open market" purchases of its common stock


Note 9 - Stock Option Plans

On March 20, 1996 the Company adopted a stock option plan, the Mestek, Inc. 1996 Stock Option Plan, (the Plan), which provides for the granting of incentive and non-qualified stock options of up to 500,000 shares of stock to certain employees of the Company and other persons, including directors, for the purchase of the Company's common stock at fair market value at the date of grant. The Plan was approved by the Company's shareholders on May 22, 1996. Options granted under the plan vest over a five-year period and expire at the end of ten years. All options granted under the Plan total 175,000 shares, none of which have been exercised at June 30, 2001. No options were granted in the second quarter of 2001.


Note 10 - Subsequent Event

On July 2, 2001 the Company completed its acquisition of SNS Properties, Inc., an Ohio corporation ("SNS"), by a wholly owned subsidiary, Formtek, Inc.
SNS, through its Yoder, Krasny Kaplan and Mentor AGVS businesses, manufactures sophisticated metal forming equipment, tube mills, pipe mills, custom engineered material handling equipment, and automated guided vehicle systems for the global market. The purchase price paid for the stock was approximately $12 million. The Company also purchased a related manufacturing facility and certain other operating assets for approximately $1.5 million.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

As described in Note 2, the Company completed the sale of National Northeast Corporation, (National) on January 9, 2001. National historically represented the largest division in the Company's Metal Products segment. The Company has elected to incorporate the Metal Products segment's remaining units, Omega-Flex, Inc. and Boyertown Foundry Company into the Heating, Ventilating, and Air Conditioning segment (HVAC) as of January 1, 2001. Second quarter 2000 segment information has been similarly reclassified for purposes of comparability.

Total Revenues in the Company's HVAC segment, as illustrated in Note 6 to the Condensed Consolidated Financial Statements, increased by 5.9% during the second quarter of 2001 relative to the second quarter of 2000 due primarily to sales from the Company's Louvers and Dampers Inc. and Airtherm, LLC acquisitions which were completed in the second and third quarters of 2000, respectively. Gross profit margins for the HVAC segment were relatively flat at 28.1%. Operating income for this segment increased from $3,451,000 in the second quarter of 2000 to $4,257,000 in the second quarter of 2001.

Total Revenues in the Company's Metal Forming segment, as illustrated in Note 6 to the Condensed Consolidated Financial Statements, increased 59.5% during the second quarter of 2001, owing to sales from the Company's Met-Coil System Corporation acquisition which was completed on June 3, 2000. Absent such revenues, sales for this segment were up 20.5% primarily in the Dahlstrom roll-forming and Hill Engineering businesses. Gross profit margins were relatively unchanged at 28.0%. Operating profits as a percentage of sales were reduced from $937,000 in the quarter ended June 30, 2000 to $589,000 in the quarter ended June 30, 2001 owing to increased operating expenses at Met-Coil Systems Corporation.

For the Company as a whole, Sales, General and Administrative, and Engineering costs, taken together as a percentage of Total Revenues, increased slightly from 22.9% to 23.1%.

Operating profit for the second quarter of 2001 for the Company as a whole increased by $333,000, or 7.2%, reflecting the net effect of the factors mentioned above.

The Company's total debt (long-term debt plus current portion of long-term debt) increased during the second quarter of 2001 from $17.7 million to $20.8 million, as a result of normal seasonal borrowing. Management regards the Company's current capital structure and banking relationships as fully adequate to meet foreseeable future needs. The Company has not paid dividends on its common stock since 1979.

Potentially Responsible Parties (PRP) Actions

On June 26, 2001, the Company and one of its wholly owned subsidiaries received a Notice letter from the United States Environmental Protection Agency ("EPA") regarding the Company's and its subsidiary's liability as potentially responsible parties ("PRP"), and requesting that soil containing trichloroethylene ("TCE") at the subsidiary's manufacturing facility site in Lisle, Illinois, be remediated. In response to this Notice, an environmental consultant retained by the Company's subsidiary is preparing a work plan to address this issue. After EPA approval of the work plan, remediation will be implemented. Due to the complexity of environmental laws and regulations, and the varying costs and effectiveness of alternative clean-up methods and technologies, the Company cannot quantify the cost to implement the remediation work plan, nor its effect on results of operations or financial condition, until the plan has been approved by EPA.

Releases of Hazardous Materials

Residents of the neighborhood to the south of the aforementioned manufacturing facility site in Lisle, Illinois, now owned by a Company subsidiary, have been certified as a class in an action against the Company and its subsidiary for alleged contamination of the neighbors' drinking water wells, allegedly due to migration off-site of historic TCE contamination of soil at the facility. The historic contamination was the result of actions by the TCE vendor in its delivery of the solvent. In a separate action, the State of Illinois has also sued to compel the Company's subsidiary to investigate the same site for the same contamination and provide an interim supply of bottled water to certain neighborhood residents. In a third action, five homeowners living outside the class area have also filed suit against the Company and its subsidiary for alleged contamination of their drinking water wells. In all suits, the plaintiffs are seeking an injunction ordering that the Company's subsidiary provide a permanent alternative water supply to the neighborhood. In the class action and homeowners' suits, the plaintiffs seek damages for property value diminution and other relief. The Company's subsidiary has tendered these claims to its historic insurance carriers, and five carriers have indicated they would defend the subsidiary under a reservation of rights. The Company believes that its subsidiary carries adequate insurance coverage, such that the cost of defense of these suits should have no material adverse effect on the Company's financial position or results of operations. The Company and its subsidiary find no merit to any of the allegations in the three lawsuits described above, and are contesting these claims vigorously. However, the Company's subsidiary is in litigation against these insurers regarding coverage issues. Based on the information presently available to it, management does not believe that the costs of addressing the potential liability associated with these claims will have a material adverse effect on the Company's financial position or results of operations.


PART II - OTHER INFORMATION

Item 3 - Legal Proceedings

As more fully explained in Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company and a wholly owned subsidiary have been named in several related civil litigation cases alleging soil and ground water contamination in the area of the subsidiary's Lisle, Illinois manufacturing facility. Management is vigorously contesting the allegations and does not believe, based on the information presently available to it, that the costs associated with the plaintiff's claims in these cases will have a material adverse effect on the Company's results of operations or financial condition.

Item 6 - Exhibits and Reports on Form 8-K

(a) Statement of Computation of Per Share Earnings ... Page 17

(b) Registrant filed one report on Form 8-K during the quarter for which this report is filed.


Item 7 - Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on June 7, 2001. The following Directors were re-elected to serve until the next Annual Meeting.

                  A. Warne Boyce
                  William J. Coad
                  Winston R. Hindle, Jr.
                  David W. Hunter
                  David M. Kelly
                  John E. Reed
                  Stewart B. Reed

The shareholders voted to affirm the appointment of Grant Thornton LLP as independent auditors for the Company for the fiscal year ending December 31, 2001.

                                  MESTEK, INC.

              SCHEDULE OF COMPUTATION OF EARNINGS PER COMMON SHARE


                                               Three Months      Six Months
                                                   Ended           Ended
                                                  June 30,        June 30,
                                               2001   2000      2001     2000
                                             ------- ------- -------- --------
                                                   (Amounts in thousands,
                                             except earnings per common share)


Income from Continuing Operations             2,626   2,486    4,724    6,034
Income from Discontinued Operations            ---      346    9,090      337
                                             ------  ------   ------   ------
Net Income                                   $2,626  $2,832  $13,814   $6,371
                                              -----   -----   ------    -----

Basic Earnings Per Common Share
Continuing Operations                         $0.30   $0.28     $0.54   $0.69
Discontinued Operations                        ---     0.04      1.04    0.04
                                              -----   -----     -----   -----
Net Income                                    $0.30   $0.32     $1.58   $0.73
                                              =====   =====     =====   =====

Basic Weighted Average Shares Outstanding     8,722   8,743     8,726   8,744
                                              =====   =====     =====   =====

Diluted Earnings Per Common Share
Continuing Operations                         $0.30   $0.28     $0.54   $0.69
Discontinued Operations                        ---     0.04      1.04    0.04
                                              -----   -----     -----   -----
Net Income                                    $0.30   $0.32     $1.58   $0.73
                                              =====   =====     =====   =====

Diluted Weighted Average Shares Outstanding   8,752   8,760     8,751   8,761
                                              =====   =====     =====   =====

See the Notes to Condensed Consolidated Financial Statements.

Note: Year-to-date June 30, 2000 earning per share figures do not equal the sum of individual quarters due to rounding differences.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               MESTEK, INC.
                               (Registrant)


Date: August 10, 2001          By: /S/ Stephen M. Shea
                               ------------------------------------------------
                               Stephen M. Shea, Senior Vice President - Finance
                                  and CFO (Chief Financial Officer)