Form 10-Q
period 2001-09-30
MESTEK INC
filed 2001-11-13
CIK 65195

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarter ended: September 30, 2001


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


The number of shares of Common Stock outstanding as of November 2, 2001 was 8,721,603.

                                  MESTEK, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001


                                      INDEX


                                                                        Page No.
PART I - FINANCIAL INFORMATION

Condensed consolidated balance sheets at September 30, 2001
         and December 31, 2000                                             3-4

Condensed consolidated statements of income for the three months ended September
   30, 2001 and 2000 and the nine months ended September 30, 2001 and 2000 5

Condensed consolidated statements of cash flows for the nine
         months ended September 30, 2001 and 2000                            6

Condensed consolidated statement of changes in shareholders' equity
         for the period from January 1, 2000 through September 30, 2001      7

Notes to the condensed consolidated financial statements                  8-13

Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       13-15


PART II - OTHER INFORMATION

Item 3 - Legal Proceedings                                                  15

Item 6 - Exhibits and Reports on Form 8-K                                   15

Statement of Computation of Per share Earnings                              16

SIGNATURE                                                                   16


In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements


                                  MESTEK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                        Sept. 30,      Dec. 31,
                                                          2001            2000
                                                         ----             ----
                                                        (Dollars in thousands)
                                                       (Unaudited)    (Audited)
ASSETS
Current Assets
     Cash                                               $2,960          $2,417
     Accounts Receivable - less allowances of
         $4,641 and $3,746 respectively                  67,242          64,832
     Unbilled Accounts Receivable                           573              27
     Inventories                                         68,675          70,911
     Deferred Tax Benefit                                 3,333           3,333
     Note Receivable                                      1,575            ---
     Other Current Assets                                 4,472           6,489
                                                        --------        --------

         Total Current Assets                           148,830         148,009

Property and Equipment - net                             55,796          73,489
Notes Receivable                                           ---              800
Other Assets and Deferred Charges - net                  13,524          14,526
Excess of Cost over Net Assets of Acquired Companies     57,993          56,665
                                                        --------        --------

         Total Assets                                  $276,143        $293,489
                                                       =========       =========



See the Notes to Condensed Consolidated Financial Statements
     (Continued on next page)

                                  MESTEK, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                                   (Unaudited)



                                                       Sept. 30,        Dec. 31,
                                                         2001              2000
                                                         ----              ----
                                                         (Dollars in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Current Portion of Long-Term Debt                  $32,758         $63,418
     Accounts Payable                                    22,238          19,646
     Accrued Compensation                                 4,420           6,903
     Accrued Commissions                                  2,310           2,528
     Progress Billings in Excess of
        Cost and Estimated Earnings                         288             283
     Customer Deposits                                    4,913           9,321
     Other Accrued Liabilities                           24,979          19,658
                                                       ---------      ----------

         Total Current Liabilities                       91,906         121,757

Long-Term Debt                                              180             240
Other Liabilities                                         3,074           5,064
                                                       ---------      ----------

         Total Liabilities                               95,160         127,061
                                                       ---------      ----------

Minority Interests                                        1,097           2,746
                                                       ---------      ----------

Shareholders' Equity
     Common Stock - no par, stated value $0.05
         per share, 9,610,135 shares issued                 479             479
     Paid in Capital                                     15,434          15,434
     Retained Earnings                                  175,364         158,697
     Treasury Shares, at cost, (867,032 and 846,132
         common shares, respectively)                   (10,101)         (9,733)
     Cumulative Translation Adjustment                   (1,290)         (1,195)
                                                       ---------       ---------

         Total Shareholders' Equity                     179,886         163,682
                                                       ---------       ---------


         Total Liabilities and Shareholders' Equity    $276,143        $293,489
                                                       =========       =========





See the Notes to Condensed Consolidated Financial Statements.

                                  MESTEK, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                          Three Months Ended  Nine Months Ended
                                             September 30,       September 30,
                                            2001     2000       2001     2000
                                            ----     ----       ----     ----
                                                   (Dollars in thousands,
                                              except earnings per common share)

Net Sales                                 $104,219 $105,702   $294,739 $268,416
Net Service Revenues                           134      164        487      685
                                           -------  -------    -------  -------

     Total Revenues                        104,353  105,866    295,226  269,101

Cost of Goods Sold                          77,090   76,586    215,997  192,807
Cost of Service Revenues                        80      149        363      471
                                            ------   ------     ------   ------

     Gross Profit                           27,183   29,131     78,866   75,823

Selling Expense                             13,343   13,521     39,965   36,155
General and Administrative Expense           5,403    5,738     14,871   14,408
Engineering Expense                          3,558    3,043     10,028    8,503
Restructuring Charges                         ---      ---         774     ---
                                            ------   ------     ------  -------

     Operating Profit                        4,879    6,829     13,228  16,757

Interest Expense                              (241)    (606)      (598)   (673)
Other Income (Expense) - net                    42       40       (277)     88
                                            ------   ------     ------  -------
Income from Continuing
     Operations Before Income Taxes          4,680    6,263     12,353   16,172

Income Taxes                                 1,827    2,319      4,776    6,194
                                            ------   ------     ------  -------

Income from Continuing Operations            2,853    3,944      7,577    9,978
                                            ------   ------     ------  -------

Discontinued Operations:

  Gain on Sale of Discontinued Operations    ---       ---      16,572    ---
  Applicable Income Tax Expense              ---       ---       7,482    ---
                                            ------   ------    -------  -------
Net Gain on Sale of Discontinued Operations  ---       ---       9,090    ---
                                            ------   ------    -------  -------


  Income from Operations of
      Discontinued Segment Before Taxes     ---         176       ---       831
  Applicable Income Tax (Expense) Benefit   ---         (86)      ---      (404)
                                           ------    ------    -------  -------
  Income from Discontinued Operations       ---          90       ---       427
                                           ------    ------    -------  -------

Net Income                                 $2,853    $4,034    $16,667  $10,405
                                           ------    ------    -------  -------

Basic Earnings Per Common Share:
     Continuing Operations                  $0.33     $0.45      $0.87    $1.14
     Discontinued Operations                 ---        .01       1.04      .05
                                            -----     -----      -----    -----
     Net Income                             $0.33     $0.46      $1.91    $1.19
                                            =====     =====      =====    =====

Basic Weighted Average Shares Outstanding   8,722     8,743      8,725    8,743
                                            =====     =====      =====    =====

Diluted Earnings Per Common Share:
     Continuing Operations                  $0.33     $0.45      $0.86    $1.14
     Discontinued Operations                 ---        .01       1.04      .05
                                            -----     -----      -----    -----
     Net Income                             $0.33     $0.46      $1.90    $1.19
                                            =====     =====      =====    =====

Diluted Weighted Average
     Shares Outstanding                     8,760     8,760      8,754    8,760
                                            =====     =====      =====    =====

See the Notes to Condensed Consolidated Financial Statements.

Note: Year-to-date September 30, 2001 earning per share figures do not equal the sum of individual quarters due to rounding differences.

                                  MESTEK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                         Nine Months Ended
                                                           September 30,
                                                        2001            2000
                                                        ----            ----
                                                       (Dollars in thousands)
Cash Flows from Operating Activities:

   Net Income                                          $16,667         $10,406
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
   Depreciation and Amortization                         7,456           9,296
   Provision for Losses on Accounts Receivable           1,138           1,053
Cash Flows (Used) by Changes In:
   Assets and Liabilities                               (9,718)        (10,959)
                                                        -------        --------

   Net Cash Provided by Operating Activities            15,543           9,796
                                                        -------        --------

Cash Flows from Investing Activities:
Investment in CareCentric
   (f/k/a Simione Central Holdings, Inc.)                 ---           (3,000)
Capital Expenditures                                    (1,506)         (7,348)
Net Book Value of National Northeast
   Assets and Liabilities disposed of                   31,438            ---
Acquisition of Businesses (net of cash acquired)       (12,100)        (41,537)
                                                       --------        --------

Net Cash Provided by (Used in) Investing Activities     17,832         (51,885)
                                                       --------        --------

Cash Flows from Financing Activities:
   Net (Repayments) Borrowings Under
         Line of Credit Agreement                      (30,660)         41,328
   Principal Payments Under Long Term Debt Obligations     (60)            (91)
   Repurchase of Common Stock                             (368)           (417)
   Increase in Minority Interests                       (1,649)           (128)
   Cumulative Translation Adjustments                      (95)            (40)
                                                       --------        --------

Net Cash (Used in) Provided by Financing Activities    (32,832)          40,652
                                                       --------          ------

Net Increase (Decrease) in Cash and Cash Equivalents       543           (1,437)
Cash and Cash Equivalents - Beginning of Period          2,417            4,468
                                                       --------        --------

Cash and Cash Equivalents - End of Period               $2,960           $3,031
                                                        -------          ------

See the Notes to Condensed Consolidated Financial Statements.



                                                             MESTEK, INC.
                                  CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                              (Unaudited)

                                       For the period January 1, 2000 through September 30, 2001



                                                               Additional                                   Cumulative
                                                  Common       Paid In        Retained       Treasury       Translation
                                                  Stock        Capital        Earnings       Shares         Adjustment     Total
                                                  ---------------------------------------------------------------------------------

Balance - January 1, 2000                         $479         $15,434        $143,180       ($9,393)       ($1,083)      $148,617
Net Income                                                                      17,068                                      17,068
Dividends Paid in MCS, Inc. Common Stock                                        (1,551)                                     (1,551)
Common Stock Repurchased                                                                        (340)                         (340)
Cumulative Translation Adjustment                                                                              (112)          (112)
                                                  ---------------------------------------------------------------------------------
Balance - December 31, 2000                        479          15,434         158,697        (9,733)        (1,195)       163,682
                                                  =================================================================================

Net Income                                                                      16,667                                      16,667
Common Stock Repurchased                                                                        (368)                         (368)
Cumulative Translation Adjustment                                                                               (95)           (95)
                                                  ---------------------------------------------------------------------------------

Balance - September 30, 2001                      $479         $15,434        $175,364      ($10,101)        ($1,290)     $179,886
                                                  =================================================================================







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

Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principle have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2000 appearing in the Company's Report on Form 10-K for the year ended December 31, 2000.

Inventories

Inventories are valued at the lower of cost or market. Cost of inventories is determined principally by the last-in, first-out (LIFO) method.

Income Taxes

Provisions for income tax in the amounts of $ 1,827,000 and $2,319,000 were recorded for the three months ended September 30, 2001 and 2000, respectively.

Excess of Cost Over Net Assets of acquired Companies (Goodwill)

The Company amortizes Goodwill on the straight-line basis over the estimated period to be benefited. The Company continually evaluates the carrying value of Goodwill. Any impairments would be recognized when the expected future operating cash flows derived from such Goodwill is less than their carrying value.

Comprehensive Income

For the periods ended September 30, 2001 and September 30, 2000, respectively, the components of other comprehensive income were immaterial and consisted solely of foreign currency translation adjustments.

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


Note 2 - Business Acquisitions

On July 2, 2001 the Company, though its wholly owned subsidiary, Formtek, Inc., completed the acquisition of 100% of the outstanding common stock of SNS Properties, Inc. (SNS), an Ohio corporation based in Warrensville Heights, Ohio. SNS, through its Yoder, Krasny Kaplan and Mentor AGVS businesses, manufactures sophisticated metal forming equipment, tube mills, pipe mills, custom engineered material handling equipment, and automated guided vehicle systems for the global market. The purchase price paid for the stock was $12.1 million and included $7.7 million in goodwill. The Company also acquired a related manufacturing plant Bedford Heights, Ohio for $1.1 million.


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


Note 4 - Inventories

Inventories consisted of the following at:
                                            September 30,          December 31,
                                                2001                    2000
                                                ----                    ----

Finished Goods                                $19,978                  $16,969
Work-in-progress                               21,604                   22,488
Raw materials                                  34,359                   38,776
                                               -------                  -------
                                               75,941                   78,233
Less provision for LIFO method of valuation    (7,267)                  (7,322)
                                               -------                  -------
                                              $68,675                  $70,911
                                              =======                   =======


Note 5 - Property and Equipment

                                             September 30,          December 31,
                                                2001                    2000
                                                ----                    ----

Land                                           $4,316                  $4,636
Building                                       26,006                  28,639
Leasehold Improvements                          4,821                   4,839
Equipment                                      87,737                 105,763
                                               ------                 -------
                                              122,880                 143,877
Accumulated Depreciation                      (67,084)                (70,388)
                                              --------                --------
                                              $55,796                 $73,489
                                              =======                 =======


Note 6 - Long-Term Debt

                                             September 30,             Dec. 31,
                                                2001                     2000
                                             ------------              ---------

Revolving Loan Agreement                        32,260                   48,336
Note Payable                                      ---                    15,000
Other Bonds and Notes Payable                      678                      322
                                                -------                  ------
                                                32,938                   63,658
Less Current Maturities                         32,758                  (63,418)
                                                ------                  --------
                                                  $180                     $240
                                                =======                  =======

         Revolving Loan Agreement - The Company has a Revolving Loan Agreement and Letter of Credit Facility (the Agreement) with a commercial bank. The Agreement has been amended and extended on a one-year basis through April 30, 2002. The Agreement as amended provides $50 million of unsecured revolving credit including $10 million of standby letter of credit capacity. Borrowings under the Agreement bear interest at a floating rate based on the bank's prime rate less one percent (1.00%) or, at the discretion of the borrower, LIBOR plus a quoted market factor or, alternatively, in lieu of the prime based rate, a rate based on the overnight Federal Funds Rate. The Revolving Loan Agreement contains financial covenants, which require that the Company maintain ratios, relating to interest coverage and leverage. This Agreement also contains restrictions regarding the creation of indebtedness, the occurrence of mergers or consolidations, the sale of subsidiary stock and the payment of dividends in excess of 50 percent of net income. The Company expects to renew the Agreement on Substantially equivalent terms before its expiration.

         Note Payable - The Company has an unsecured uncommitted Demand Loan Facility with a second commercial bank under which the Company can borrow up to $25,000,000 on a LIBOR basis. On January 9, 2001, the company paid off the $15,000,000 outstanding balance. No balance was outstanding under the Demand Loan facility as of September 30, 2001. The facility has been renewed through June 30, 2002. The Company expects to renew the facility on substantially equivalent terms before its expiration.


Note 7 - Interim Segment Information

Description of the types of products and services from which each reportable segment derives its revenues:

As described in Note 3, the Company completed the sale of National Northeast Corporation, (National) on January 9, 2001. National historically represented the largest division in the Company's Metal Products segment. The Company has elected to incorporate the Metal Products segment's remaining units, Omega Flex, Inc. and Boyertown Foundry Company into the Heating, Ventilating, and Air Conditioning segment (HVAC) as of January 1, 2001. First quarter 2000 segment information has been similarly reclassified for purposes of comparability.

Effective January 1, 2001, therefore, the Company has two reportable segments: the manufacture of heating, ventilating and air-conditioning equipment (HVAC) and the manufacture of metal handling and metal forming machinery (Metal Forming).

The Company's HVAC segment manufactures and sells a wide variety of residential, commercial and industrial heating, cooling, and air distribution products to independent wholesales supply warehouses, to mechanical, sheet metal and other contractors, and in some cases to other HVAC manufacturers under original equipment manufacture (OEM) contracts. The products include finned tube and baseboard radiation equipment gas fired heating and ventilating equipment, air damper equipment and related air distribution products and commercial and residential boilers. The products are marketed under a number of franchise names including Sterling, Beacon Morris, Smith, Hydrotherm, RBI, Vulcan, Applied Air, Wing, AWV, ABI, Arrow,CESCO, Louvers & Dampers, Airtherm, Koldwave, Anemostat, Omega Flex and Spacepak.

The Company's Metal Forming Segment designs, manufactures and sells a variety of metal Forming equipment and related machinery under names such as Cooper-Weymouth, Peterson, Dahlstrom, Lockformer, Iowa Precision (IPI), Hill Engineering, Coilmate/Dickerman, Yoder, and Rowe. The products are sold directly to end-users and through independent dealers to end-users and to other original equipment manufacturers. The products include roll formers, wing benders, duct forming systems, plasma and water-jet cutting equipment, coil feeds, straighteners, cradles, cut-to-length lines, specialty dies, rotary punching equipment, tube feed and cut-off and flying cut-off saws.

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

Three Months ended September 30, 2001:

                                                  Metal      All
                                       HVAC      Forming    Other      Totals
                                      -----      -------   -------     ------
Revenues from External Customers     $83,062     $21,160     $132     $104,354

Segment Operating Profit              $6,630     ($1,424)   ($327)      $4,879


Three Months ended September 30, 2000:

                                                  Metal      All
                                       HVAC      Forming    Other      Totals
                                      ------     -------    -----      ------
Revenues from External Customers      $85,176    $20,525     $165     $105,866

Segment Operating Profit               $5,981       $965    ($117)      $6,829




Note 8 - Earnings Per Common Share

Basic earnings per share were computed using the weighted average number of common shares outstanding. Common stock options were considered in the computation of diluted earnings.


Note 9 - Common Stock Buyback Program

During the third quarter of 2001 the Company acquired no shares under its program of selective "open market" purchases of its common stock.


Note 10 - Stock Option Plans

On March 20, 1996 the Company adopted a stock option plan, the Mestek, Inc. 1996 Stock Option Plan, (the Plan), which provides for the granting of incentive and non-qualified stock options of up to 500,000 shares of stock to certain employees of the Company and other persons, including directors, for the purchase of the Company's common stock at fair market value at the date of grant. The Plan was approved by the Company's shareholders on May 22, 1996. Options granted under the plan vest over a five-year period and expire at the end of ten years. All options granted under the Plan total 175,000 shares, none of which have been exercised at September 30, 2001. No options were granted in the third quarter of 2001.

Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations

As described in Note 2, the Company completed the sale of National Northeast Corporation, (National) on January 9, 2001. National historically represented the largest division in the Company's Metal Products segment. The Company has elected to incorporate the Metal Products segment's remaining units, Omega Flex, Inc. and Boyertown Foundry Company into the Heating, Ventilating, and Air Conditioning segment (HVAC) as of January 1, 2001. Third quarter 2000 segment information has been similarly reclassified for purposes of comparability.

Total Revenues in the Company's HVAC segment, as illustrated in Note 7 to the Condensed Consolidated Financial Statements, decreased by 2.5% during the third quarter of 2001 relative to the third quarter of 2000 due primarily to sales weaker sales from certain industrial products and certain air distribution products traceable in the latter case to transitional difficulties encountered in the relocation and redesign of various products in the Reed Air Products Division. Gross profit margins for the HVAC segment were slightly increased at 27.1%. Operating income for this segment increased from $5,981,000 in the third quarter of 2000 to $6,630,000 in the third quarter of 2001, reflecting the effect of improved margins and effective cost controls.

Total Revenues in the Company's Metal Forming segment, as illustrated in Note 7 to the Condensed Consolidated Financial Statements, increased 3.0% during the third quarter of 2001, owing to sales from the Company's SNS Properties, Inc. (Yoder) acquisition which was completed on July 2, 2001. Absent such revenues, sales for this segment were down 18.6% primarily in the Lockformer and Iowa Precision businesses owing to the present cyclical down turn in capital equipment spending. Gross profit margins were down from at 22.7% to 17.1%, reflecting both price pressures and factory performance issues. Operating profits as a percentage of sales were reduced from $965,000 in the quarter ended September 30, 2000 to ($1,424,000) in the quarter ended September 30, 2001 reflecting the effect of the issues mentioned above.

For the Company as a whole, Sales, General and Administrative, and Engineering costs, taken together as a percentage of Total Revenues, increased slightly from 21.07% to 21.37%.

Operating profit for the third quarter of 2001 for the Company as a whole decreased by $1,950,000, or 28.5%, reflecting the effect of the various factors mentioned above.

The Company's total debt (long-term debt plus current portion of long-term debt) increased during the second quarter of 2001 from $20.8 million to $32.9 million, as a result of the acquisition of SNS Properties, Inc. (Yoder), as more fully described in Note 2 to the Condensed Consolidated Financial Statement. Management regards the Company's current capital structure and banking relationships as fully adequate to meet foreseeable future needs. The Company has not paid dividends on its common stock since 1979.

Potentially Responsible Parties (PRP) Actions

On June 26, 2001, the Company and one of its wholly owned subsidiaries received a Notice letter from the United States Environmental Protection Agency ("EPA") regarding the Company's and its subsidiary's liability as potentially responsible parties ("PRP"), and requesting that soil containing trichloroethylene ("TCE") at the subsidiary's manufacturing facility site in Lisle, Illinois, be remediated. In response to this Notice, an environmental consultant retained by the Company's subsidiary is prepared a Work Plan to address this issue. The Work Plan was submitted to the EPA on August 24, 2001. On October 4, 2001, the Company's subsidiary received an Administrative Order directing the Company's subsidiary to submit a Work Plan to address the remediation issue. The Company's subsidiary is presently engaged in discussions with the EPA relative to the technical details of the Work Plan . Due to the complexity of environmental laws and regulations, and the varying costs and effectiveness of alternative clean-up methods and technologies being discussed, the Company cannot currently quantify the cost to implement the remediation Work Plan until the specifics of the plan have been agreed upon and approved by EPA. The Company does not expect, however, that its effect on results of operations or financial condition will be material. After EPA approval of the Work Plan, remediation will be implemented.

Releases of Hazardous Materials

Residents of the neighborhood to the south of the aforementioned manufacturing facility site in Lisle, Illinois, now owned by a Company subsidiary, have been certified as a class in an action against the Company and its subsidiary for alleged contamination of the neighbors' drinking water wells, allegedly due to migration off-site of historic TCE contamination of soil at the facility. A second group of residents in a neighborhood south of the certified class has filed a second class action complaint on the same grounds. These latter plaintiffs have been ordered to file their motion to certify a class by November 28, 2001. The historic contamination was the result of actions by the TCE vendor in its delivery of the solvent. In a separate action, the State of Illinois has also sued to compel the Company's subsidiary to investigate the same site for the same contamination and provide an interim supply of bottled water to certain neighborhood residents. In this action, the Company's subsidiary entered into a consent agreement with the state pursuant to which it retained an environmental consultant to conduct the investigation requested and to supply bottled water to Lisle residents in affected areas. The Company anticipates that the costs incurred by its subsidiary under the consent agreement will be reimbursed by the subsidiary's insurance carriers. In two other actions, residents of six homes outside the class area have also filed suit against the Company and its subsidiary for alleged contamination of their drinking water wells. In all suits, the plaintiffs are seeking an injunction ordering that the Company's subsidiary provide a permanent alternative water supply to the neighborhood. In the class actions and homeowners' suits, the plaintiffs seek damages for property value diminution and other relief. One individual plaintiff is claiming a personal injury. The Company's subsidiary has tendered these claims to its historic insurance carriers, and five carriers have indicated they would defend the subsidiary under reservations of rights. The Company believes that the cost of defense of these suits should have no material adverse effect on the Company's financial position or results of operations.



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

                                  MESTEK, INC.
              SCHEDULE OF COMPUTATION OF EARNINGS PER COMMON SHARE

                                          Three Months Ended  Nine Months Ended
                                             September 30,       September 30,
                                            2001     2000       2001     2000
                                            ----     ----       ----     ----
                                                  (Dollars  in thousands,
                                            except earnings per common share)



Income from Continuing Operations              2,853    3,944     7,577    9,978
Income from Discontinued Operations             ---        90     9,090      427
                                              ------    ------   -------  ------
Net Income                                    $2,853   $4,034   $16,667  $10,405
                                              ------    ------   -------  ------

Basic Earnings Per Common Share:
     Continuing Operations                     $0.33    $0.45     $0.87    $1.14
     Discontinued Operations                    ---       .01      1.04      .05
                                               -----    -----     -----    -----
     Net Income                                $0.33    $0.46     $1.91    $1.19
                                               =====    =====     =====    =====

Basic Weighted Average Shares Outstanding      8,722    8,743     8,725    8,743
                                               =====    =====     =====    =====

Diluted Earnings Per Common Share:
     Continuing Operations                     $0.33    $0.45     $0.86    $1.14
     Discontinued Operations                    ---       .01      1.04      .05
                                               -----    -----     -----    -----
     Net Income                                $0.33    $0.46     $1.90    $1.19
                                               =====    =====     =====    =====

Diluted Weighted Average Shares Outstanding    8,760    8,760     8,754    8,760
                                               =====    =====     =====    =====

Note: Year-to-date September 30, 2001 earning per share figures do not equal the sum of individual quarters due to rounding differences.


                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  MESTEK, INC.
                                  (Registrant)



Date: November 13, 2001           /S/ Stephen M. Shea
                                -----------------------------------------------
                                Stephen M. Shea Senior Vice President - Finance (Chief Financial Officer)