Form 10-Q/A
period 2001-09-30
MESTEK INC
filed 2002-03-29
CIK 65195

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QA


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


                                      INDEX


                                                                     Page No.
PART I - FINANCIAL INFORMATION

Condensed consolidated balance sheets at September 30, 2001
         and December 31, 2000                                           3-4

Condensed consolidated statements of income for the three months ended
         September 30, 2001 and 2000 and the nine months ended
         September 30, 2001 and 2000                                        5

Condensed consolidated statements of cash flows for the nine
         months ended September 30, 2001 and 2000                           6

Condensed consolidated statement of changes in shareholders' equity
         for the period from January 1, 2000 through September 30, 2001     7

Notes to the condensed consolidated financial statements                  8-15

Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       15-17


PART II - OTHER INFORMATION

Item 3 - Legal Proceedings                                                  17

Item 6 - Exhibits and Reports on Form 8-K                                   17

Statement of Computation of Per share Earnings                              17

SIGNATURE                                                                   18


In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements


                                                             MESTEK, INC.
                                                 CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                             Sept. 30,                 Dec. 31,
                                                                               2001                      2000
                                                                               ----                      ----
                                                                                   (Dollars in thousands)
                                                                             (Unaudited)              (Audited)
ASSETS
Current Assets
     Cash                                                                       $2,960                    $2,417
     Accounts Receivable - less allowances of
         $4,641and $3,746 respectively                                          67,242                    64,832
     Unbilled Accounts Receivable                                                  573                        27
     Inventories                                                                68,675                    70,911
     Deferred Tax Benefit                                                        3,333                     3,333
     Note Receivable                                                             1,575                       ---
     Other Current Assets                                                        4,472                     6,489
                                                                          ------------               -----------

         Total Current Assets                                                  148,830                   148,009

Property and Equipment - net                                                    55,796                    73,489
Notes Receivable                                                                 ---                         800
Other Assets and Deferred Charges - net                                         12,870                    14,526
Excess of Cost over Net Assets of Acquired Companies                            57,993                    56,665
                                                                           -----------                ----------

         Total Assets                                                        $ 275,489                 $ 293,489
                                                                             =========                 =========



See the Notes to Condensed Consolidated Financial Statements
     (Continued on next page)


                                                             MESTEK, INC.
                                           CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                                                              (Unaudited)



                                                                       Sept. 30,                    Dec. 31,
                                                                         2001                         2000
                                                                         ----                         ----
                                                                           (Dollars in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Current Portion of Long-Term Debt                                 $    32,758                      $    63,418
     Accounts Payable                                                       22,238                           19,646
     Accrued Compensation                                                    4,420                            6,903
     Accrued Commissions                                                     2,310                            2,528
     Progress Billings in Excess of Cost and Estimated Earnings                288                              283
     Customer Deposits                                                       4,913                            9,321
     Other Accrued Liabilities                                              24,979                           19,658
                                                                       -----------                      -----------

         Total Current Liabilities                                          91,906                          121,757

Long-Term Debt                                                                 180                              240
Other Liabilities                                                            3,074                            5,064
                                                                       -----------                     ------------

         Total Liabilities                                                  95,160                          127,061
                                                                        ----------                       ----------

Minority Interests                                                           1,097                            2,746
                                                                       -----------                     ------------

Shareholders' Equity
     Common Stock - no par, stated value $0.05
         per share, 9,610,135 shares issued                                    479                              479
     Paid in Capital                                                        15,434                           15,434
     Retained Earnings                                                     174,710                          158,697
     Treasury Shares, at cost (867,032 and 846,132
         common shares, respectively)                                     (10,101)                          (9,733)
     Cumulative Translation Adjustment                                     (1,290)                          (1,195)
                                                                       -----------                      -----------

         Total Shareholders' Equity                                        179,232                          163,682
                                                                        ----------                       ----------


         Total Liabilities and Shareholders' Equity                      $ 275,489                        $ 293,489
                                                                         =========                        =========





See the Notes to Condensed Consolidated Financial Statements.


                                                             MESTEK, INC.
                                              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                              (Unaudited)


                                                          Three Months Ended                 Nine Months Ended
                                                             September 30,                    September 30,
                                                        2001              2000             2001              2000
                                                      --------          --------         --------          --------
                                                          (Dollars in thousands, except earnings per common share)

Net Sales                                            $ 104,219         $ 105,702        $ 294,739         $ 268,416
Net Service Revenues                                       134               164              487               685
                                                   -----------       -----------      -----------      ------------

     Total Revenues                                    104,353           105,866          295,226           269,101

Cost of Goods Sold                                      77,090            76,586          215,997           192,807
Cost of Service Revenues                                    80               149              363               471
                                                  ------------        ----------       ----------      ------------

     Gross Profit                                       27,183            29,131           78,866            75,823

Selling Expense                                         13,343            13,521           39,965            36,155
General and Administrative Expense                       5,403             5,738           14,871            14,408
Engineering Expense                                      3,558             3,043           10,028             8,503
Restructuring Charges                                  ---              ---                   774            ---
                                               --------------    -------------        ----------- -----------------

     Operating Profit                                    4,879             6,829           13,228            16,757

Equity Loss in Investee                                (1,081)            ---             (1,081)            ---
Interest Expense                                         (241)             (606)            (598)             (673)
Other Income (Expense) - net                                42                40            (277)                88
                                                    ----------       -----------      -----------     -------------
Income from Continuing
     Operations Before Income Taxes                      3,599             6,263           11,272            16,172

Income Taxes                                             1,400             2,319            4,349             6,194
                                                     ---------        ----------       ----------       -----------

Income from Continuing Operations                        2,199             3,944            6,923             9,978
                                                     ---------        ----------       ----------       -----------

Discontinued Operations:

     Gain on Sale of Discontinued Operations             ---              ---              16,572            ---
     Applicable Income Tax Expense                    ---              ---                  7,482            ---
                                                 -----------     ------------          ----------      ------------
     Net Gain on Sale of Discontinued Operations      ---              ---                  9,090            ---
                                                 -----------     ------------          ----------      ------------


     Income from Operations of
         Discontinued Segment Before Taxes               ---                 176             ---                831
     Applicable Income Tax (Expense) Benefit          ---                    (86)         ---                 (404)
                                                 -----------        ------------- --------------        -----------
     Income from Discontinued Operations              ---                     90          ---                   427
                                                 -----------                      --------------

Net Income                                           $   2,199         $   4,034        $  16,013         $  10,405
                                                     ---------         ---------        ---------         ---------

Basic Earnings Per Common Share:
     Continuing Operations                          $      .25        $      .45       $      .79       $      1.14
     Discontinued Operations                         ---                     .01             1.04               .05
                                                ------------           ---------     ------------         ---------
     Net Income                                     $      .25        $      .46      $      1.83       $      1.19
                                                    ==========        ==========      ===========       ===========

Basic Weighted Average Shares Outstanding                8,722             8,743            8,725             8,743
                                                    ==========        ==========       ==========        ==========

Diluted Earnings Per Common Share:
     Continuing Operations                          $      .25        $      .45       $      .79       $      1.14
     Discontinued Operations                         ---                     .01             1.04               .05
                                                ------------           ---------    -------------      ------------
     Net Income                                     $      .25        $      .46      $      1.83       $      1.19
                                                    ==========        ==========      ===========       ===========

Diluted Weighted Average Shares Outstanding              8,760             8,760            8,754             8,760
                                                    ==========        ==========       ==========        ==========

See the Notes to Condensed Consolidated Financial Statements.

Note: Year-to-date September 30, 2001 earning per share figures do not equal the sum of individual quarters due to rounding differences.

                                                             MESTEK, INC.
                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)
                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                    2001                       2000
                                                                                    ----                       ----
                                                                                             (Dollars in thousands)
Cash Flows from Operating Activities:

     Net Income                                                                  $16,013                    $10,406
Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
     Depreciation and Amortization                                                 7,456                      9,296
     Provision for Losses on Accounts Receivable, net of write-offs                1,138                      1,053
Cash Flows (Used) by Changes In:
     Assets and Liabilities                                                      (9,064)                   (10,959)
                                                                                 -------                   --------

     Net Cash Provided by Operating Activities                                    15,543                      9,796
                                                                                --------                  ---------

Cash Flows from Investing Activities:
Investment in CareCentric (f/k/a Simione Central Holdings, Inc.)                   ---                      (3,000)
Capital Expenditures                                                             (1,506)                    (7,348)
Net Book Value of National Northeast
     Assets and Liabilities disposed of                                           31,438                     ---
Acquisition of Businesses (net of cash acquired)                                (12,100)                   (41,537)
                                                                                --------                   --------

Net Cash Provided by (Used in) Investing Activities                               17,832                   (51,885)
                                                                                --------                   --------

Cash Flows from Financing Activities:
     Net (Repayments) Borrowings
         Under Line of Credit Agreement                                         (30,660)                     41,328
     Principal Payments Under Long Term Debt Obligations                            (60)                       (91)
     Repurchase of Common Stock                                                    (368)                      (417)
     Increase in Minority Interests                                              (1,649)                      (128)
     Cumulative Translation Adjustments                                             (95)                       (40)
                                                                             -----------                -----------

Net Cash (Used In) Provided by Financing Activities                             (32,832)                     40,652
                                                                                --------                     ------

Net Increase (Decrease) in Cash and Cash Equivalents                                 543                    (1,437)
Cash and Cash Equivalents - Beginning of Period                                    2,417                      4,468
                                                                              ----------                  ---------

Cash and Cash Equivalents - End of Period                                        $ 2,960                    $ 3,031
                                                                                 -------                    -------

See the Notes to Condensed Consolidated Financial Statements.


                                                             MESTEK, INC.
                                  CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                              (Unaudited)

                                       For the period January 1, 2000 through September 30, 2001



                                                                                                 Cumulative
                                             Common      Paid In       Retained     Treasury     Translation
                                             Stock       Capital       Earnings     Shares       Adjustment        Total


Balance - January 1, 2000                    $479        $15,434       $143,180      ($9,393)    ($1,083)          $148,617
Net Income                                                               17,068                                      17,068
Dividends Paid in MCS, Inc. Common Stock                                 (1,551)                                     (1,551)
Common Stock Repurchased                                                                (340)                          (340)
Cumulative Translation Adjustment                                                                   (112)              (112)
                                             --------------------------------------------------------------------------------------
Balance - December 31, 2000                   479         15,434        158,697       (9,733)     (1,195)           163,682
                                             ======================================================================================

Net Income                                                16,013                                                     16,013
Common Stock Repurchased                                                                (368)                          (368)
Cumulative Translation Adjustment                                                                    (95)               (95)
                                             --------------------------------------------------------------------------------------

Balance - September 30, 2001                 $479        $15,434       $174,710     ($10,101)    ($1,290)          $179,232
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

Income Taxes

Provisions for income tax in the amounts of $1,400,000 and $2,319,000 were recorded for the three months ended September 30, 2001 and 2000, respectively.

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


Note 2 - Business Acquisitions

On July 2, 2001 the Company, through its wholly owned subsidiary, Formtek, Inc., completed the acquisition of 100% of the outstanding common stock of SNS Properties, Inc. (SNS), an Ohio corporation based in Warrensville Heights, Ohio. SNS, through its Yoder, Krasny Kaplan and Mentor AGVS businesses, manufactures sophisticated metal forming equipment, tube mills, pipe mills, custom engineered material handling equipment, and automated guided vehicle systems for the global market. The purchase price paid for the stock was $12.1 million and included $7.7 million in goodwill. The Company also acquired a related manufacturing plant in Bedford Heights, Ohio for $1.1 million.


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


Note 4 - Inventories

Inventories consisted of the following at:
                                                September 30,     December 31,
                                                    2001                 2000
                                                    ----                 ----

Finished Goods                                  $19,978                $16,969
Work-in-progress                                 21,604                 22,488
Raw materials                                    34,359                 38,776
                                                -------                --------
                                                 75,941                 78,233
Less provision for LIFO method of valuation      (7,267)                (7,322)
                                                --------               --------

                                                $68,674                $70,911
                                                =======                =======


Note 5 - Property and Equipment

                                                September 30,         Dec. 31,
                                                    2001                 2000
                                                ----------            ---------

Land                                              $4,316                $4,636
Building                                          26,006                28,639
Leasehold Improvements                             4,821                 4,839
Equipment                                         87,737               105,763
                                                --------               -------

                                                 122,880               143,877
Accumulated Depreciation                         (67,084)             (70,388)
                                                --------              --------

                                                 $55,796               $73,489
                                                 =======               =======


Note 6 - Long-Term Debt

                                                September 30          Dec. 31,
                                                    2001                2000
                                                -------------          --------

Revolving Loan Agreement                          32,260                48,336
Note Payable                                        ---                 15,000
Other Bonds and Notes Payable                        678                   322
                                                  -------              --------

                                                  32,938                63,658
Less Current Maturities                          (32,758)             (63,418)
                                                 --------             --------

                                                    $180                  $240
                                                 =========             =======

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

The Company's HVAC segment manufactures and sells a wide variety of residential, commercial and industrial heating, cooling, and air distribution products to independent wholesales supply warehouses, to mechanical, sheet metal and other contractors, and in some cases to other HVAC manufacturers under original equipment manufacture (OEM) contracts. The products include finned tube and baseboard radiation equipment gas fired heating and ventilating equipment, air damper equipment and related air distribution products and commercial and residential boilers. The products are marketed under a number of franchise names including Sterling, Beacon Morris, Smith, Hydrotherm, RBI, Vulcan, Applied Air, Wing, AWV, ABI, Arrow, CESCO, Louvers & Dampers, Airtherm, Koldwave, Anemostat, Omega Flex and Spacepak.

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

Three Months ended
September 30, 2001:

                                                                  Metal             All
                                                      HVAC        Forming          Other          Totals

Revenues from External Customers                   $83,062        $21,160           $132        $104,354

Segment Operating Profit (Loss)                     $6,630       ($1,424)         ($327)          $4,879





Three Months ended
September 30, 2000:

                                                                  Metal             All
                                                      HVAC        Forming          Other          Totals

Revenues from External Customers                   $85,176        $20,525           $165        $105,866

Segment Operating Profit (Loss)                     $5,981           $965         ($117)          $6,829





Note 8 - Earnings Per Common Share

Basic earnings per share were computed using the weighted average number of common shares outstanding. Common stock options were considered in the computation of diluted earnings.


Note 9- Common Stock Buyback Program

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

Note 11 - Equity Loss in Investee

The Company has invested $6,850,000 in certain preferred equity securities and $647,000 in other notes receivable as of September 30, 2001 in CareCentric, Inc. (formerly Simione Central Holdings, Inc.). The preferred equity securities include votes representing approximately 20.5% of all outstanding votes of all CareCentric equity securities as of September 30, 2001and accordingly the Company has accounted for the above investments in CareCentric in the accompanying financial statements in accordance with the Equity Method of Accounting for Investments. The Company has reflected its share of CareCentric's net loss for 2001 in accordance with the Equity Method in the accompanying Income Statement for 2001 under the heading Equity Loss in Investee. The Company reports its share of CareCentric's income or loss on a 90-day lag basis. The Company's application of the Equity Method of Accounting for Investments is based upon Accounting Principles Board Opinion 18, The Equity Method of Accounting for Investments in Common Stock and related authoritative guidance contained in EITF 99-10, Percentage Used to Determine Amount of Equity method Losses and FIN 35, Criteria for Applying the Equity Method of Accounting for Investments in Common Stock. The Company does not own, as of the date of this report, and has not owned in the past, directly or indirectly, any common shares of CareCentric, Inc. or it predecessor, Simione Central Holdings, Inc.


Note 12 -Commitments And Contingencies

Potentially Responsible Parties (PRP) Actions

On June 26, 2001, the Company and one of its wholly owned subsidiaries received a Notice letter from the United States Environmental Protection Agency ("EPA") regarding the Company's and its subsidiary's liability as potentially responsible parties ("PRP"), and requesting that soil containing trichloroethylene ("TCE") at the subsidiary's manufacturing facility site in Lisle, Illinois, be remediated. On October 4, 2001, the Company's subsidiary received an Administrative Order directing the Company's subsidiary to submit a Work Plan to address the remediation issue. The Company's subsidiary is presently engaged in discussions with the EPA relative to the technical details of the Work Plan. Due to the complexity of environmental laws and regulations, and the varying costs and effectiveness of alternative clean-up methods and technologies being discussed, the Company cannot currently quantify the cost to implement the remediation Work Plan until the specifics of the plan have been agreed upon and approved by EPA. The Company does not expect, however, that its effect on results of operations or financial condition will be material. After EPA approval of the Work Plan, remediation will be implemented.

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

The Company and its subsidiary find no merit to any of the allegations in the lawsuits described above, and are contesting these claims vigorously. However, the Company's subsidiary is in litigation against these insurers regarding coverage issues. Based on the information presently available to it, management does not believe that the costs of addressing the potential liability associated with these claims will have a material adverse effect on the Company's financial position or results of operations.



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

Total Revenues in the Company's HVAC segment, as illustrated in Note 7 to the Condensed Consolidated Financial Statements, decreased by 2.5% during the third quarter of 2001 relative to the third quarter of 2000 due primarily to weaker sales from certain industrial products and certain air distribution products traceable in the latter case to transitional difficulties encountered in the relocation and redesign of various products in the Reed Air Products Division. Gross profit margins for the HVAC segment were slightly increased at 27.1%. Operating income for this segment increased from $5,981,000 in the third quarter of 2000 to $6,630,000 in the third quarter of 2001, reflecting the effect of improved margins and effective cost controls.

Total Revenues in the Company's Metal Forming segment, as illustrated in Note 8 to the Condensed Consolidated Financial Statements, increased 3.0% during the third quarter of 2001, owing to sales from the Company's SNS Properties, Inc. (Yoder) acquisition, which was completed on July 2, 2001. Absent such revenues, sales for this segment were down 18.6% primarily in the Lockformer and Iowa Precision businesses owing to the present cyclical down turn in capital equipment spending. Gross profit margins were down from at 22.7% to 17.1%, reflecting both price pressures and factory performance issues. Operating profits as a percentage of sales were reduced from $965,000 in the quarter ended September 30, 2000 to a loss of ($1,424,000) in the quarter ended September 30, 2001 reflecting the effect of the issues mentioned above.

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

Potentially Responsible Parties (PRP) Actions

On June 26, 2001, the Company and one of its wholly owned subsidiaries received a Notice letter from the United States Environmental Protection Agency ("EPA") regarding the Company's and its subsidiary's liability as potentially responsible parties ("PRP"), and requesting that soil containing trichloroethylene ("TCE") at the subsidiary's manufacturing facility site in Lisle, Illinois, be remediated. On October 4, 2001, the Company's subsidiary received an Administrative Order directing the Company's subsidiary to submit a Work Plan to address the remediation issue. The Company's subsidiary is presently engaged in discussions with the EPA relative to the technical details of the Work Plan. Due to the complexity of environmental laws and regulations, and the varying costs and effectiveness of alternative clean-up methods and technologies being discussed, the Company cannot currently quantify the cost to implement the remediation Work Plan until the specifics of the plan have been agreed upon and approved by EPA. The Company does not expect, however, that its effect on results of operations or financial condition will be material. After EPA approval of the Work Plan, remediation will be implemented.

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

The Company and its subsidiary find no merit to any of the allegations in the lawsuits described above, and are contesting these claims vigorously. However, the Company's subsidiary is in litigation against these insurers regarding coverage issues. Based on the information presently available to it, management does not believe that the costs of addressing the potential liability associated with these claims will have a material adverse effect on the Company's financial position or results of operations.

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


                                                             MESTEK, INC.
                                         SCHEDULE OF COMPUTATION OF EARNINGS PER COMMON SHARE


                                                 Three Months Ended                     Nine Months Ended
                                                     September 30,                        September 30,
                                                     -------------                        -------------
                                                            2001           2000              2001         2000
                                                            ----           ----              ----         ----
                                                 (Dollars in thousands, except earnings per common share)


Income from Continuing Operations                        2,199             3,944            6,923             9,978
Income from Discontinued Operations                   ---                     90            9,090               427
                                                 -----------        ------------      -----------       -----------
Net Income                                          $    2,199        $    4,034       $   16,667          $ 10,405
                                                    ----------        ----------       ----------          --------

Basic Earnings Per Common Share:
Continuing Operations                               $      .25        $      .45       $      .79       $      1.14
Discontinued Operations                              ---                     .01             1.04               .05
                                                ------------           ---------     ------------         ---------
Net Income                                          $      .25        $      .46      $      1.83       $      1.19
                                                    ==========        ==========      ===========       ===========

Basic Weighted Average Shares Outstanding                8,722             8,743            8,725             8,743
                                                    ==========        ==========       ==========        ==========

Diluted Earnings Per Common Share:
Continuing Operations                               $      .25        $      .45       $      .79       $      1.14
Discontinued Operations                              ---                     .01             1.04               .05
                                                ------------           ---------    -------------      ------------
Net Income                                          $      .25        $      .46      $      1.83       $      1.19
                                                    ==========        ==========      ===========       ===========

Diluted Weighted Average Shares Outstanding              8,760             8,760            8,754             8,760
                                                    ==========        ==========       ==========        ==========

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



                                  MESTEK, INC.
                                  (Registrant)



Date: March 28, 2002         By: /S/ Stephen M. Shea
                                ---------------------------------------------
                                Stephen M. Shea Senior Vice President - Finance
                                    (Chief Financial Officer)