Form 10-K
period 2001-09-30
MESTEK INC
filed 2002-03-29
CIK 65195

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended                         Commission file number: 1-448
December 31, 2001

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

The aggregate market value of voting common shares held by non-affiliates of the registrant as of March 29, 2002, based upon the closing price for the registrant's common stock as reported in The Wall Street Journal as of such date was $61,623,005. The number of shares of the registrant's common stock issued and outstanding as of March 20, 2002 was 8,721,603.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement relating to the annual meeting of shareholders of the registrant to be held on May 28, 2002 are incorporated by reference into
Part III hereof and the exhibits to filings referenced on Pages 46 through 49 of
Part IV hereof are incorporated by reference into Part IV hereof.

                                     PART I



Item 1 - BUSINESS


GENERAL

         Mestek, Inc. ("Mestek" or the "Company") was incorporated in the Commonwealth of Pennsylvania in 1898 as Mesta Machine
Company. It changed its name to Mestek, Inc. in October 1984, and merged with Reed National Corp. on July 31, 1986.

         On January 31, 1997, the Company acquired ninety-one and one hundredths percent (91.01%) of the issued and outstanding common stock of Hill Engineering, Inc. (Hill) of Villa Park, Illinois and Danville, Kentucky. Hill is a leading producer of precision tools and dies for the gasket manufacturing and roll forming industries and other specialty equipment. The purchase price paid for the acquired stock was $5,141,000. The Company has accounted for this acquisition under the purchase method of accounting.

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


         On November 2, 1998, the Company exchanged its forty-six and eight tenths percent (46.8%) interest in Eafco, Inc. for ninety-three and six tenths percent (93.6%) of the common stock of Boyertown Foundry Company (BFC) of Boyertown, PA. BFC received one hundred percent (100%) of the foundry and machining operations of Eafco on that same date pursuant to "a split-up" of Eafco structured as a tax-free reorganization. The Company has accounted for this transaction under the purchase method of accounting. Accordingly, the carrying value of the Company's equity investment in Eafco, $8,778,000 at November 2, 1998, was treated as the purchase price for accounting purposes. The assets acquired by BFC included substantially all of the real estate and equipment owned by Eafco in Boyertown and used in the foundry, machining and boiler assembly operations and certain other assets and liabilities. BFC operates principally as a cast-iron foundry, supplying cast iron sections and related machining services to both the Company's Westcast subsidiary and to various third parties, including Peerless Heater Company, Inc. In connection with this transaction the Company loaned Eafco, Inc. $1,500,000 and also assumed and paid $650,000 of Eafco's then outstanding bank indebtedness. The $1,500,000 loan bears interest at Fleet Bank's prime rate less one, is payable over 42 months beginning on May 1, 2000, and is secured by substantially all of Eafco's assets. BFC has also leased a portion of its facilities in Boyertown to Eafco, Inc. which will continue to assemble and warehouse boilers in Boyertown for Peerless Heater Company, Inc.


         On March 26, 1999, the Company acquired substantially all of the operating assets of the Anemostat Products and Anemostat-West divisions of Dynamics Corporation of America, (collectively, Anemostat), a wholly owned subsidiary of CTS Corporation. Anemostat manufactures commercial air distribution products (grilles, registers, diffusers and VAV boxes); security air distribution products; and door and vision frame products for the HVAC and commercial building industries at locations in Scranton, Pennsylvania (Anemostat Products) and Carson, California (Anemostat-West). The Anemostat products are complementary to the Company's existing louver and damper businesses. The purchase price paid for the assets acquired was approximately $25,360,000, including assumed liabilities of approximately $3,577,000. The Company accounted for this acquisition under the purchase method of accounting and, accordingly, recorded goodwill of approximately $6,800,000.


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


         On February 10, 2000, the Company acquired certain assets of B & K Rotary Machinery International Corporation, a manufacturer of metal processing lines, for approximately $3,018,000, as more fully explained in Note 2 to the accompanying Consolidated Financial Statements.

         On March 7, 2000, the Company completed the spin-off and subsequent merger of its wholly owned subsidiary, MCS, Inc. with and into Simione Central Holdings, Inc., as more fully explained in Note 3 to the accompanying Consolidated Financial Statements.


         On June 3, 2000, the Company acquired 100% of the stock of Met-Coil Systems Corporation, (Met-Coil) for approximately $33.6 million, as more fully explained in Note 2 to the accompanying Consolidated Financial Statements. Met-Coil manufactures advanced sheet metal forming equipment, fabricating equipment, and computer-controlled fabrication systems for the global market in its Cedar Rapids, Iowa, and Lisle, Illinois, manufacturing facilities. Met-Coil's products are complementary with those of the Company's Metal Forming Segment. The Company accounted for the acquisition under the purchase method of accounting and, accordingly recorded goodwill of approximately $23,000,000.


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

         On August 25, 2000 the Company, through a subsidiary, Airtherm, LLC, acquired substantially all of the operating assets of Airtherm Manufacturing Company, a Missouri corporation, and Airtherm Products, Inc., an Arkansas corporation, except the real property owned by these companies, for approximately $3,815,000, including assumed liabilities of $101,000.Subsequently, in September 2001, the company exercised an option to purchase the membership interest of a minority member of Airtherm, LLC for $2.0 million subject to certain adjustments. The Company now owns 100% of the membership interests of Airtherm, LLC. The amount paid for the purchases of the minority membership interest was recorded as goodwill in connection with the acquisition of Airtherm assets.

         On July 2, 2001 the Company, through its wholly owned subsidiary, Formtek, Inc., acquired of 100% of the outstanding common stock of SNS Properties, Inc. (SNS), an Ohio corporation based in Warrensville Heights, Ohio. SNS, through its Yoder, Krasny Kaplan and Mentor AGVS businesses, manufactures sophisticated metal forming equipment, tube mills, pipe mills, custom engineered material handling equipment, and automated guided vehicle systems for the global market. The purchase price paid for the stock was $12.5 million and included $7.7 million in goodwill. The Company also acquired a related manufacturing plant in Bedford Heights, Ohio for $1.1 million.


         On December 31, 2001, the Company acquired substantially all of the operating assets and certain liabilities of King Company, (King), a subsidiary of United Dominion Industries, based in Bishopville, South Carolina, and Owatonna, Minnesota. King manufactures industrial heating and specialty refrigeration products complementary to certain of the Company's other industrial HVAC product lines. The purchase price paid, net of liabilities assumed, was $4 million and included no goodwill. The Company has accounted for this acquisition under the purchase method of accounting.


         The Company's executive offices are located at 260 North Elm Street, Westfield, Massachusetts 01085. The Company's phone number is 413-568-9571.


OPERATIONS OF THE COMPANY

         The Company operates in two continuing business segments: Heating, Ventilating, and Air Conditioning ("HVAC") and Metal Forming equipment manufacturing. Each of these segments is described below.

         As further described in Note 3, the Company sold its subsidiary, National Northeast Corporation, and the Company consolidated the remaining businesses in its former Metal Products segment into its core HVAC segment for 2001.

         The Company and its subsidiaries together employed approximately 3,135 persons as of December 31, 2001.


HEATING, VENTILATING AND AIR CONDITIONING EQUIPMENT

         The Company, through certain divisions of Mestek, Inc. and various of its wholly owned subsidiaries, (collectively, the "Reed Division") manufactures and distributes products in the HVAC industry. These products include residential, commercial and industrial hydronic heat distribution products, gas-fired heating and ventilating equipment, louver and damper equipment, commercial and residential gas and oil-fired boilers, air conditioning units, refrigeration and ventilating equipment for the food processing industry, and related products used in heating, ventilating and air conditioning systems.


         The Hydronic, Gas-Fired Products, Cooling and Industrial business units are part of the Reed Division that sells finned-tube and baseboard radiation equipment under the names "Sterling", "Vulcan", "Heatrim", "Petite-7", "Hydrotherm", and "Suntemp", and other hydronic heat distribution products under the names "Sterling", "Beacon-Morris", and "Airtherm", gas-fired unit heaters under the name "Sterling", commercial and industrial gas-fired indoor and outdoor heating and ventilating equipment under the names "Alton", "Applied Air", "Wing", "Temprite" and "King", and cooling and air conditioning equipment under the "Alton", "Applied Air", "Space Pak", "Aztec Sensible Cooling", "Koldwave" and "King" names. A number of these trade names are also registered trademarks owned by the Company and its subsidiaries. These products may be used to heat, ventilate and/or cool structures ranging in size from large office buildings, industrial buildings, warehouses, stores and residences, down to such small spaces as add-on rooms in residences. The division's products are manufactured at plants in Westfield, Massachusetts; South Windsor, Connecticut; Farmville, North Carolina, Dallas; Texas; Mississauga, Ontario, Canada; Dundalk, Maryland; Wrens, Georgia; Bishopville, South Carolina, and Forrest City, Arkansas. The Company closed its Skokie, Illinois and Ridgeville, Indiana plants in 1996 and relocated these operations to Dundalk, Maryland and Farmville, North Carolina, respectively.

         Through its air distribution business unit, comprised of various divisions and subsidiaries, the Reed Division sells many types of fire, smoke, air control louvers and dampers and air distribution products, which are devices designed to facilitate the ventilation of buildings, tunnels and other structures or to control the movement of air through building duct-work in the event of fire or smoke, under the names "Air Balance", "Phillips Aire", "Anemostat", "Air Clean Dampers", "Pacific/Air Balance", "American Warming and Ventilating", "Arrow", "Cesco", and "Louvers and Dampers". These products are manufactured at the Company's plants in Wrens, Georgia; San Fernando, California; Bradner, Ohio; Waldron, Michigan; Milford, Ohio; Wyalusing, Pennsylvania; Carson, California; Scranton, Pennsylvania; and Florence, Kentucky. The Company consolidated its Brooklyn Park, Minnesota Facility into its Florence, Kentycky facility in 2001.

         Gas and oil-fired boilers are sold primarily under the names "RBI", "Hydrotherm", "Multi-Pulse", and "Multi-Temp" operated by subsidiaries of the Company at facilities located in Dundalk, Maryland and Mississauga, Ontario, Canada. Westcast, Inc., a wholly owned subsidiary, is a distributor of gas and oil fired boilers in the commercial and residential markets under the name "Smith Cast Iron Boilers".

         Omega Flex, Inc. (Omega), a wholly owned subsidiary, manufactures corrugated flexible stainless steel hose for use in a wide variety of industrial applications. Its products include annular, helical and braided metal hose and hose fabrications and are sold primarily through industrial hose distributors and original equipment manufacturers. In January of 1997, Omega introduced Trac Pipe(R), a corrugated stainless steel tubing developed for use in piping gas appliances. The Company has realized significant synergies by distributing Trac Pipe(R) through its extensive HVAC distribution network.

         Boyertown Foundry Company (BFC), approximately 97% owned by the Company, operates a cast-iron foundry in Boyertown, PA, which manufactures products used principally in the HVAC industry.


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

         The Reed Division sells gas-fired and hydronic heating and ventilating products, boilers and other HVAC equipment in Canada and also sells its products in other foreign markets from time to time. Total export sales did not exceed ten percent of total revenues, nor did foreign assets exceed ten percent of total assets, in any of the most recent five years ending December 31, 2001.

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

         The Reed Division has a number of trademarks important to its business, including those relating to its Sterling, Vulcan, Beacon-Morris, Heatrim, Petit 7, L. J. Wing, Alton, Applied Air, Arrow, Hydrotherm, Temprite, Anemostat, Omega Flex, Trac Pipe(R), Air Clean Damper Company, Cesco Products, Louvers and Dampers, and Airtherm product lines.


         Expenditures for research and development for the HVAC segment in 2001, 2000, and 1999, were $1,531,000, $2,551,000, and $1,735,000, respectively.
Product development efforts are necessary and ongoing in all product markets.


         National Northeast Corporation (National), reported under Discontinued Operations in accordance with APB30 in the accompanying Consolidated Financial Statements, but formerly included in the Company's Metal Products segment, extrudes aluminum shapes for the construction and other markets and extrudes and fabricates aluminum based products and assemblies and high precision aluminum heat sinks (heat dissipation devices) for use in a wide variety of power control, communications and related electronic and computer systems applications. National was sold on January 9, 2001, as explained more fully in
Note 3 to the Consolidated Financial Statements.

METAL FORMING


         The Company's Metal Forming Segment designs, manufactures and sells a variety of metal handling and metal forming products and repair parts for such products through various divisions and subsidiaries under names such as Cooper-Weymouth, Peterson (CWP), Dahlstrom, B & K, Hill Engineering, CoilMate/Dickerman, Rowe, Lockformer, Iowa Precision (IPI), Yoder, Krasny-Kaplan and Mentor AGVS (collectively, Formtek). The products are sold through factory direct sales and independent dealers, in most cases to end-users and in some cases to other original equipment manufacturers. The core technologies are processing equipment for roll forming, coil processing (for stamping, forming and cut-to-length applications), HVAC fabrication and tube and pipe systems. The products include roll formers, roll forming systems, wing benders, presses, servo-feeds, straighteners, cradles, reels, cut-to-length lines, specialty dies, tube cut-off systems, hydraulic punching, blanking and cutoff systems, rotary punching, flying cut-off saws, plasma cutting equipment, tube mills, pipe mills and sophisticated material handling systems. The Segment's products are manufactured in facilities having approximately 380,000 square feet of manufacturing space, located in Clinton, Maine; Bedford Heights, Ohio; Warrensville, Heights, Ohio; Villa Park, Illinois; Lisle, Illinois; Danville, Kentucky and Cedar Rapids, Iowa. The Segment closed and consolidated into the Cleveland, Ohio area facilities its Schiller Park, Illinois facility in 2001.


         In 1997, this Segment added two additional units: Hill Engineering, Inc. a leading producer of precision tools and dies for the gasket manufacturing and roll forming industries, and CoilMate, Inc., a leading producer of pallet de-coiling equipment for the metal stamping and roll forming industries. The CoilMate product has been combined with a former CWP Division, Dickerman, and this "low-end" line is now marketed as CoilMate/Dickerman.

         In 2000, this Segment added Iowa Precision Industries and The Lockformer Company (collectively, Met-Coil Systems Corporation), as more fully explained in Note 2 to the accompanying Consolidated Financial Statements. Met-Coil manufactures advanced sheet-metal-forming equipment, fabricating equipment and computer-controlled fabrication systems for HVAC sheet metal contractors, steel service centers and custom roll formers in the global market.

         On July 2, 2001 the Company, through its wholly owned subsidiary, Formtek, Inc., acquired 100% of the outstanding common stock of SNS Properties, Inc. (SNS), an Ohio corporation based in Warrensville Heights, Ohio. SNS, through its Yoder, Krasny Kaplan and Mentor AGVS businesses, manufactures sophisticated metal forming equipment, tube mills, pipe mills, custom engineered material handling equipment, and automated guided vehicle systems for the global market. The purchase price paid for the stock was $12.5 million and included $7.7 million in goodwill. The Company also acquired a related manufacturing plant in Bedford Heights, Ohio for $1.1 million.


         The Company believes it has improved its competitive position within the metal forming marketplace by developing high quality equipment with electronic and software controls, affording diagnostic, performance and operational features, as well as by the strategic acquisitions made in 1996, 1997, 2000, and 2001, which broadened the Segment's overall product offerings, created cross-selling opportunities, afforded synergies in sales/marketing and field service and allows the Segment to offer sophisticated metal forming solutions that reduce scrap, improve quality, increase throughput, shorten set up or changeover time, reduce downtime, reduce operator involvement and allow a wider variety of products to be processed.


         Many products made by these units are custom designed and manufactured to meet unique customer needs or specifications not currently met by existing products. These products, developed by the Segment's design and application engineering groups, often represent improvements on existing technology and are often then incorporated into the standard product line.


         The primary customers for such metal handling and metal forming equipment include sheet metal and mechanical contractors, steel service centers, contract metal stampers, contract roll formers, and manufacturers of large and small appliances, commercial and residential lighting fixtures, automotive parts and accessories, office furniture and equipment, tubing and pipe products, metal construction products, doors, window and screens, electrical enclosures, shelves and racks and HVAC equipment.

         The businesses of Formtek are highly competitive and, due to the nature of the products, are somewhat more cyclical (due to changes in manufacturing capacity utilization and the cost and availability of financing) than the Company's other operating segment. CWP, Rowe, CoilMate/Dickerman, and IPI have a strong presence in the manufacture of coil processing equipment through their broad and competitive product lines, together with Formtek's customer-driven application engineering and ability to meet customer delivery and service requirements through separate extensive distribution networks. Dahlstrom, B & K, Yoder and Lockformer are well-established names in the roll-former market place. The Company believes that the critical mass created by the recent acquisitions of Met-Coil Systems Corporation and SNS Properties (now known as Formtek Cleveland, Inc.) will allow it to more fully leverage its large installed customer base in the sale of equipment and repair parts.

         The units comprising this segment own a number of United States and foreign patents, but the Segment does not consider itself materially dependent upon any single patent or group of related patents. The Lockformer and IPI units have lost in 2001 or will lose in 2002 certain patent protections, but do not expect a significant decrease in sales. The B & K unit expects to capitalize on recently issued patents for its Supermill, Rotary Punch and Rotary Shear products that the Company believes will be a productivity breakthrough for the steeling framing segment of the metal building market.

         The Metal Forming Segment sells equipment in Canada, Mexico and other foreign markets. Total export sales did not exceed ten percent (10%) of the total revenues, nor did foreign assets exceed ten percent (10%) of total assets in any of the most recent five years ending December 31, 2001.

         The backlog relating to this segment at December 31, 2001 was approximately $21,539,000, compared to approximately $39,372,000 at December 31, 2000, including the Formtek Cleveland backlog as if acquired on December 31, 2000.

         Expenditures for research and development for this segment in 2001, 2000, and 1999, were $268,000, $931,000, and $610,000, respectively.



SEGMENT INFORMATION

         Selected financial information regarding the operations of each of the above segments, consistent with statement of Financial Accounting Standard No. 131 and Section 101 (d) of Regulations S-K, is presented in Note 13 to the Consolidated Financial Statements.


Item 2 - PROPERTIES

         The HVAC segment of the Company manufactures equipment at plants that the Company owns in Waldron, Michigan; Bradner, Ohio; Wyalusing, Pennsylvania; Scranton, Pennsylvania; Dundalk, Maryland; Wrens, Georgia; Milford, Ohio; Dallas, Texas; Boyertown, Pennsylvania and Bishopville, South Carolina. It operates plants that it leases from entities owned directly or indirectly by certain officers and directors of the Company in Westfield, Massachusetts; Farmville, North Carolina; and South Windsor, Connecticut. The HVAC segment leases manufacturing space from unrelated parties in Mississauga, Ontario, Canada; Carson, California; San Fernando, California; Florence, Kentucky; St. Louis, Missouri; Forrest City, Arkansas; and Exton, Pennsylvania; as well as a regional distribution facility in Mississauga, Ontario, Canada.

         The Metal Forming segment manufactures products at plants the Company owns in Clinton, Maine; Villa Park, Illinois; Schiller Park, Illinois (now closed and offered for sale); Danville, Kentucky; Cedar Rapids, Iowa; Lisle, Illinois and Bedford Heights, Ohio and leases manufacturing space in Warrensville Heights, Ohio.

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


Item 3 - LEGAL PROCEEDINGS


         Except for the following proceedings which relate to the same matter, which are discussed in Item 7 hereof, Management Discussion and Analysis and in
Note 12 to the Notes to the Consolidated Financial Statements, the Company is not presently involved in any litigation that it believes could materially and adversely affect its financial condition or results of operations. The following proceedings involve claims related to the discharge of trichloroethylene (TCE) onto the soil of The Lockformer Company site in Lisle, Illinois:

LeClercq, et al. v. The Lockformer Company - Case No. 00 C 7164
(U.S.D.C. for N.D. Ill.)
Filed November 14, 2000
Principal Defendants: The Lockformer Company, division of Met-Coil Systems Corporation, Mestek, Inc., Allied Signal, Inc. and
Honeywell International, Inc.

Mejdrech, et al. v. The Lockformer Company - Case No. 01 C 6107
(U.S.D.C. for N.D. Ill.)
Filed August 9, 2001
Principal Defendants: The Lockformer Company, division of Met-Coil Systems Corporation, Mestek, Inc., Allied Signal, Inc. and
Honeywell International, Inc.

DeVane, et al. v. The Lockformer Company - Case No. 01 L 377 (18th Judicial Circuit Court, Dupage County, Ill.)
Filed April 12, 2001
Principal Defendants: The Lockformer Company, division of Met-Coil Systems Corporation, Allied Signal, Inc. and Honeywell
International, Inc.

Daniel Pelzer, et al. v. Lockformer - Case No. 01 C 6485 (U.S.D.C.for N.D.Ill.) Filed August 21, 2001
Principal Defendants: The Lockformer Company, division of Met-Coil Systems Corporation, Mestek, Inc. and Honeywell International, Inc.

People of the State of Illinois, et al. v. The Lockformer Company - Case No. 00 CH 62 (18th Judicial Circuit Court, Dupage County, Ill.)
Filed January 19, 2001
Principal Defendants: The Lockformer Company, division of Met-Coil Systems Corporation and Honeywell International, Inc.

In the Matter of: Lockformer Site, Docket No. V-W-02-C-665.
Administrative Order issued by the United States Environmental Protection Agency, Region 5 on October 4, 2002.
Respondents: The Lockformer Company, division of Met-Coil Systems Corporation

For a discussion of these proceedings, see section entitled "Environmental Disclosure" in Part II, Item 7 below.


Item 4 - SUBMISSION OF MATTER TO A VOTE OF THE SECURITY HOLDERS

         No matters were submitted to the security holders of the Company for a vote during the fourth quarter of 2001.


                                     PART II


Item 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


         The Company's common stock is listed on the New York Stock Exchange, under the symbol MCC. The number of shareholders of record as of March 20, 2002 based on inquiries of the registrant's transfer agent was 1,029. For this purpose, shareholders whose shares are held by brokers on behalf of such shareholders (shares held in "street name") are not separately counted. The price range of the Company's common stock between January 1, 2002 and March 20, 2002 was between $22.18 and 23.55, and the closing price on March 20, 2002 was $22.40.


         The quarterly price ranges of the Company's common stock during 2001 and 2000 as reported in the consolidated transaction reporting system were as follows:

                                   PRICE RANGE

                                    2001                         2000
                                    ----                         ----


     First Quarter         $19.80        $16.56          $20.25          $14.19
     Second Quarter        $27.13        $19.50          $18.06          $15.88
     Third Quarter         $26.02        $19.90          $17.82          $16.38
     Fourth Quarter        $24.60        $23.11          $17.00          $16.38


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


SUMMARY OF FINANCIAL POSITION as of December 31,

(1) (dollars in thousands except per share data)


                             2001      2000       1999        1998       1997
                             ----      ----       ----        ----       ----

Total Assets              $259,511   $293,489   $242,253   $205,143   $191,117
Working capital             47,200     26,252     63,732     49,415     42,056
Long-term debt, including
current portion             30,182     63,658     34,791     13,188     19,329
Shareholders' equity       169,845    163,682    148,617    133,298    118,007
Shareholders' equity
per common share (1)        $19.47     $18.72     $16.96     $14.99     $13.22
                           ====================================================


SUMMARY OF OPERATIONS - for the year ended December 31,

(2) (dollars in thousands except per share data)


                                              2001        2000          1999       1998         1997
                                              ----        ----          ----       ----         ----

Revenues from Continuing Operations        $394,103     $375,987     $328,145    $291,164    $282,700
Income (Loss) from Continuing Operations     (2,221)      16,402       17,666      13,560      11,757
Net income                                    6,726       17,068       17,917      16,064      14,405

Earnings (Loss) per common share:

Basic Earnings(Loss) per Common Share:
Continuing Operations                        ($0.25)       $1.87        $1.99       $1.52       $1.31
Discontinued Operations                        1.02         0.08         0.03        0.28        0.30
                                            ---------------------------------------------------------
Net Income                                    $0.77        $1.95        $2.02       $1.80       $1.61
                                            =========================================================

Diluted Earnings (Loss) Per Common Share
     Continuing Operations                   ($0.25)       $1.87        $1.99       $1.52       $1.31
     Discontinued Operations                   1.02         0.08         0.03        0.28        0.30
                                            ---------------------------------------------------------
     Net Income                               $0.77        $1.95        $2.02       $1.80       $1.61
                                             ========================================================


(1) Equity per common share amounts are computed using the common shares and common share equivalents outstanding as of December 31, 2001, 2000, 1999, 1998, and 1997.

(2) Includes the results of acquired companies or asset acquisitions from the date of such acquisition, as follows:

       * King Company from December 31, 2001
       * Formtek Cleveland from July 2, 2001
       * Airtherm LLC from August 25, 2000
       * Louvers & Dampers, Inc. from June 30, 2000
       * Met-Coil Systems Corporation from June 3, 2000
       * B & K Rotary Machinery from February 10, 2000
       * Cesco Products from January 29, 2000
       * Air Clean Dampers from May 7, 1999
       * Anemostat from March 26, 1999
       * Boyertown Foundry Company from November 2, 1998
       * Ruscio Brothers Industries, (RBI), from April 29, 1998
       * CoilMate, Inc., from November 3, 1997
       * Hill Engineering, Inc., from January 31, 1997


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


         Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that are not historical facts but rather reflect the Company's current expectations concerning future results and events. The words "believes", "expects", "intends", "plans", "anticipates", "hopes", "likely", "will", and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company (or entities in which the Company has interests), or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements.


         Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management's view only as of the date of this Form 10-K. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstance after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances.

                      RETURN ON AVERAGE NET ASSETS EMPLOYED

                                2001, 2000, 1999


         The results of operations for the Company's National Northeast Corporation and MCS, Inc. subsidiaries are reported under Discontinued Operations in 2000 and 1999. National Northeast Corporation, an aluminum extruder and heat-sink fabricator formerly included in the Company's Metal Products segment, was sold on January 9, 2001, as more fully explained in Note 3 to the Consolidated Financial Statements, and had no material business operations in the nine-day period in 2001. One hundred percent of the common stock of MCS, Inc. was distributed to the Company's common shareholders on March 7, 2000. The discussion and analysis which follows, therefore, relates to the Company's results of operations through the Operating Profit line only.


         The Company's Return on Average Net Assets Employed, defined as Operating Profits, over Average Net Assets Employed From Continuing Operations (Total Assets less Current and Non Current Liabilities-other than Current and Non Current Portions of Long-Term Debt-averaged over 12 months) for the years 2001, 2000, and 1999 was as follows:

                                                                 2001               2000            1999
                                                                 ----               ----            ----
                                                                            (in thousands)

Operating Profits                                            $   12,036         $   27,105       $   29,193
Average Net Assets Employed (as defined)                      $ 202,692          $ 186,999        $ 145,850
                                                              ---------          ---------        ---------
Return on Average Net Assets Employed                             5.94%             14.49%           20.01%
                                                             ==========         ==========        =========


         The Year 2001 Return on Average Net Assets Employed From Continuing Operations decreased significantly from 2000 as a result of a number of factors which are presented here in the order of their significance to results of operations in the opinion of the Company's management:

1. The cyclical down turn in capital spending, exacerbated by the effects of "September 11, 2001", significantly affected the performance of the Company's Metal Forming segment. Sales for this segment, as explained more fully herein, dropped precipitously in the fourth quarter of 2001 relative to the comparable quarter in 2000, adjusting for the effects of this segment's 2001 and 2000 acquisitions.

2. Significant legal and consulting costs were incurred in the Company's Metal Forming segment relative to an environmental matter at the Lisle, Illinois facility, as more fully described herein.

3. As more fully described herein, the Air Products division of the Company's HVAC segment, and the Dahlstrom unit of the Company's Metal Forming segment, both undertook substantial manufacturing relocation and product redesign efforts in 2001 which adversely affected sales and margins in both cases in 2001.

4. The Company's HVAC segment experienced a downturn in sales for certain air conditioning and gas-fired heating products reflecting depressed conditions in these particular markets, which were further exacerbated by the events of "September 11, 2001".


         Coincident with the sale of National Northeast Corporation on January 9, 2001, the Company consolidated the remaining divisions in its former Metal Products segment into its core HVAC segment for 2001. Segment results for 2000 and 1999 are correspondingly restated herein for purposes of comparability.

                             ANALYSIS: 2001 VS. 2000

         The Company's core HVAC segment reported comparative results from continuing operations for 2001 and 2000 as follows:

                                                  2001            2001                     2000             2000
                                                  ----            ----                     ----             ----
                                                 ($000)             %                     ($000)              %
                                                 ------         -------                   ------           -------

         Net Sales                              $313,726         100.00%                 $311,734          100.00%
         Gross Profit                             89,226          28.44%                   92,405           29.64%
         Operating Income                         21,464           6.84%                   23,281            7.47%

         For the year as a whole, excluding the effects of Airtherm LLC which was acquired on August 25, 2000, the HVAC segment's revenues were up 1.3%, from $305,453,000 in 2000 to $309,405,000 in 2001, reflecting flat sales in most HVAC products,reduced sales of certain air conditioning, industrial and gas fired heating products and increased sales in boiler and air distribution products. Fourth quarter 2001 sales for the HVAC segment, however, were down 6.75%, reflecting the overall effect of "September 11, 2001" and underscoring the fact that total revenues for the HVAC segment had been down only 1%, excluding the effects of Airtherm, LLC, for the nine months ended
September 30, 2001. Reduced sales of certain industrial and commercial gas-fired heating products reflected both a downturn in the market for these products--as distributors worked to reduce inventory levels--and disruptions traceable to technology changes in the design of gas-fired heating products.


         The HVAC segment's Air Distribution Group undertook the consolidation in 2001 of the manufacturing operations of its Cesco Products (acquired January 28, 2000) and Louvers and Dampers (acquired June 28, 2000) franchises into one upgraded facility in Florence, Kentucky, as well as undertaking a number of related product redesign initiatives, all in furtherance of its long term cost reduction and product improvement goals. These efforts were necessarily disruptive and contributed to reduced margins in 2001 in the Air Distribution Group. Management believes the costs associated with these programs have been substantially absorbed as of December 31, 2001, although additional training is required to bring the Florence, Kentucky facility up to satisfactory manufacturing efficiencies. Significant product development programs, including laboratory work, remained ongoing in 2001 relative to the Anemostat and Applied Air business units as well contributing to higher engineering costs in the HVAC segment.


         As a result of the factors mentioned above, the HVAC segment reported operating income of $21,464,000 in 2001, down 7.9% from the comparable figure in 2000.

         Sales of Omega Flex, Inc.'s TracPipe(R) flexible gas piping product and its patented connection system continued to grow in 2001 sustained by relatively strong single family and multi-family residential construction activity. TracPipe(R) is a corrugated stainless steel tubing product developed especially for use in the piping and installation of gas appliances.


         The Company's Metal Forming segment includes Cooper-Weymouth, Peterson,
(CWP), Rowe Machinery and Manufacturing, (Rowe), a leading manufacturer of press-feeding and cut-to-length equipment, acquired in 1996, Dahlstrom Industries, (Dahlstrom), a leading manufacturer of roll-forming equipment, also acquired in 1996, Hill Engineering, (Hill), a leading producer of tools and dies for the gasket manufacturing and roll-forming industries acquired on January 31, 1997, CoilMate, Inc., (CoilMate), a leading producer of pallet de-coiling equipment for the metal stamping and roll forming industries acquired on November 3, 1997 and The Lockformer Company (Lockformer) and Iowa Precision, Inc. (IPI), the operating units of Met-Coil Systems Corporation, which was acquired on June 3, 2000. This segment's results also include the operations of SNS Properties, Inc. (SNS) (recently renamed Formtek Cleveland, Inc.) which was acquired on July 2, 2001 and includes the Yoder, Krasny Kaplan and Mentor AGVS businesses which manufacture sophisticated metal forming equipment, roll-forming equipment, tube mills, pipe mills, custom engineered material handling equipment, and automated guided vehicle systems.
<

         The Company's Metal Forming segment reported comparative results from continuing operations for 2001 and 2000 as follows:

                                            2001                 2001                     2000             2000
                                            ----                 ----                     ----             ----
                                           ($000)                  %                     ($000)              %
                                           ------               -------                  ------          -------


         Net Sales                        $79,755               100.00%                 $63,424          100.00%
         Gross Profit                      14,419                18.10%                  16,408           25.86%
         Operating Income                 (7,659)               n/a                       4,143            6.53%


         The Metal Forming segment's products are capital goods used in the handling and forming of metal in various manufacturing applications including those in the auto, steel mill, steel service center, stamping and metal appliance and metal office furniture manufacturing industries. As such, the segment's products are particularly susceptible to cyclical economic downturns such as that which occurred throughout 2001. In addition, the events of September 11, 2001, in the opinion of management, exaggerated the normal recessionary effects of the business cycle in an unprecedented way. Exclusive of the effects of the Met-Coil and SNS acquisitions, revenues were down 31.8% for the year and 58.6% in the fourth quarter of 2001, illustrating an effect of the recession and the events of "September 11, 2001". Operating losses for the first three quarters of 2001 accounted for only approximately 5% of the segment's full year loss.

         The Metal Forming segment's operating loss for 2001 includes approximately $2,215,000 in charges related to legal expenses and environmental remediation at the Lisle, Illinois facility, including $2 million in reserves which remain outstanding as of December 31, 2001, as more fully described under
Item 7, Environmental Disclosure. In addition, non-cash charges, principally goodwill amortization for the segment totaled approximately $1,643,000.


         The segment's Met-Coil business unit, in contrast to the other business units in this segment, reported only slightly reduced revenues in 2001 compared with the 12 months ended December 31, 2000 but reported substantially reduced gross profit margins reflecting in part significant pricing pressures in the marketplace for its products.


         During 2001, the Metal Forming segment undertook the consolidation of its Dahlstrom and B & K roll-forming businesses into the newly acquired SNS Properties, Inc. (recently renamed to Formtek Cleveland, Inc.) business. In connection with the consolidation, the segment incurred direct equipment and inventory moving expense, employee severance expense and other transition costs of approximately $813,000 related to the consolidation. In addition, operating losses (including effects related to the factors cited above, unexpected cost overruns, loss related to disposal of excess inventory, warranty expenses, employee incentive expense and unabsorbed burden and overhead) of approximately $1,577,000 were recorded in the Dahlstrom business. The industrial building in Schiller Park, Illinois formerly occupied by Dahlstrom has been placed with a broker for sale. The Metal Forming segment does not expect further material expenses related to this consolidation.

         The Company's management believes, as a result principally of the factors mentioned above, that over 72% of the segment's 2001 operating loss was the result of non-recurring charges.

         The segment's backlog of approximately $21.6 million at December 31, 2001, down from over approximately $39.0 million (including Formtek Cleveland as if aquired at December 31, 2000) at December 31, 2000, had grown to approximately $24.3 million by the end of February 2002.

         As a whole, the Company reported comparative results as follows:


                                            2001                  2001                   2000              2000
                                            ----                  ----                   ----              ----
                                           ($000)                   %                   ($000)               %
                                           ------               -------                 ------           -------

         Net Sales                       $394,103               100.00%                $375,987          100.00%
         Gross Profit                     103,676                26.3%                  108,802           28.94%
         Operating Income                  12,036                 3.1%                   27,105            7.21%

         Gross Profit and Operating Income margins overall reflect the various negative effects of the product development, and factory relocation costs described above, as well as the dampening effect on demand for the Company's products resulting from the events of "September 11, 2001".

         Sales expense for the Company as a whole, as a percentage of continuing revenues, increased slightly from 13.24% to 13.62%. General and Administrative expenses, as a percentage of continuing revenues, increased slightly from 5.39% to 5.86% and Engineering expense, as a percentage of continuing revenues, also increased slightly from 3.10% to 3.31%. In all three cost areas these relatively small percentage increases are traceable to "top line" revenue shortfalls connected with the events of "September 11, 2001", among other reasons, as discussed above.

         Interest Expense decreased substantially in 2001, reflecting principally the effect of the divestiture of National Northeast Corporation on January 9, 2001, as more fully described in Note 3 to the Consolidated Financial Statements.


         Income Tax Expense (Benefit) for 2001 on Income from Continuing Operations, as a percentage of pretax income (loss), increased from 37.2% to 39.2% due to the effects of losses in certain subsidiaries where state tax benefits from such losses are not available and also due to certain amortization charges reported in 2001 which are not deductible for tax purposes, as more fully explained in Note 9 to the Consolidated Financial Statements.



                             ANALYSIS: 2000 VS. 1999

         The Company's core HVAC Segment reported comparative results from continuing operations for 2000 and 1999 as follows:

                                                  2000            2000                     1999             1999
                                                  ----            ----                     ----             ----
                                                 ($000)             %                     ($000)              %
                                                 ------          -------                  ------           -------

         Net Sales                              $311,734         100.00%                $ 289,589          100.00%
         Gross Profit                             92,405          29.64%                   87,336           30.16%
         Operating Income                         23,281           7.47%                   27,258            9.41%

         As explained above, the HVAC segment's results have been restated for 2000 and 1999 for comparative purposes to give effect to the absorption of the Metal Products segment into the HVAC segment on January 1, 2001.

         The reduced gross profit and operating income levels reflect principally sub par results from the Company's Anemostat and Air Clean Damper Company (ACDC) acquisitions as well as sub par results from certain hydronic products. Significant product development and market development expenses were incurred in 2000 as part of a long-term plan to strengthen and improve the Anemostat franchise. These costs continued in 2001 and may result in substandard returns on the Company's investment in Anemostat for some time. The Company consolidated its two heavy-duty damper operations into one location in 2000 which adversely effected the results of operations for ACDC.

         The Company's former Metal Products Segment included Omega Flex, Inc. (Omega), an industrial metal hose fabricator acquired in 1996, and Boyertown Foundry Company, (BFC), a ninety-three and six tenths percent (93.6%) owned subsidiary which acquired the foundry and machining operations of Eafco, Inc. on November 2, 1998. Prior to that date, the Company's forty-six and eight tenths percent (46.8%) investment in Eafco was accounted for on the equity method and was not included in this segment. BFC produces cast iron products and related machining services for the Company's HVAC Segment and various third parties. This segment originally included National Northeast Corporation, (National), an eighty-nine and five tenths percent (89.5%) owned aluminum extruder and heat sink fabricator acquired in 1995, which was sold on January 9, 2001, as more fully explained in Note 3 to the Consolidated Financial Statements.

         Sales of Omega's TracPipe(R) flexible gas piping product and its patented connection system continued to grow at a rapid pace in 2000. TracPipe(R) is a corrugated stainless steel tubing developed especially for use in the piping and installation of gas appliances.

         The Company's Metal Forming Segment includes Cooper-Weymouth, Peterson,
(CWP), Rowe Machinery and Manufacturing, (Rowe), a leading manufacturer of press-feeding and cut-to-length equipment, acquired in 1996, Dahlstrom Industries, (Dahlstrom), a leading manufacturer of roll forming equipment, acquired in 1996, Hill Engineering, (Hill), a leading producer of tools and dies for the gasket manufacturing and roll forming industries acquired on January 31, 1997, and CoilMate, Inc., (CoilMate), a leading producer of pallet de-coiling equipment for the metal stamping and roll forming industries acquired on November 3, 1997. This segment's results also include the operations of The Lockformer Company (Lockformer) and Iowa Precision, Inc. (IPI), the operating units of Met-Coil Systems Corporation, which was acquired on June 3, 2000.

         The Company's Metal Forming segment reported comparative results from continuing operations for 2000 and 1999 as follows:

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

         Interest Expense increased substantially in 2000, reflecting principally the effect of the Met-Coil and other acquisitions in that year.

         Income Tax Expense for 2000, as a percentage of pretax income, increased slightly from 37.1% to 37.2%.


                    ANALYSIS: LIQUIDITY AND CAPITAL STRUCTURE

         Working capital increased significantly in 2001 from $26,252,000 at December 31, 2000 to $51,899,000 at December 31, 2001, primarily as a result of the sale of National Northeast Corporation on January 9, 2001, as more fully described in Note 3 to the Consolidated Financial Statements.


         The principal changes to the Company's Net Assets Employed during 2001 were approximately as follows:

                                                                  (in thousands)

 Net Assets Employed 12/31/00                                        $ 230,086
 Sale of National Northeast January 9, 2001                            (28,173)
 Acquisition of SNS Properties, Inc. July 2, 2001                       13,600
 Acquisition of King Company, December 31, 2001                          4,000
 Capital equipment purchased                                             2,692
 Cash flow in excess of net income and other effects                   (19,513)
                                                                   ------------
   Net Assets Employed 12/31/01                                       $202,692
                                                                      --------


         Management regards the Company's current capital structure and banking relationships as fully adequate to meet foreseeable future needs. The Company has not paid cash dividends on its common stock since 1979.


         As of December 31, 2001, the Company had approximately $45 million in remaining untapped credit capacity under its commercial bank lines of credit. The Company's interest coverage ratio for 2001, defined as earnings before interest, taxes, depreciation and amortization (EBITDA) divided by gross interest expense was approximately 16.8 (23,457/1,396). The ratio of the Company's Funded Debt (Long-Term Debt plus Current Portion of Long-Term Debt) to Shareholders' Equity was 0.18 (30,182/169,845) at December 31, 2001. The ratio of the Company's Funded Debt at December 31, 2001 to its EBITDA to was 1.29 (30,182/23,457).


         The Company believes its liquidity position at December 31, 2001 is adequate to meet any foreseeable future needs. Nonetheless, as more fully explained in Note 7 to the Consolidated Financial Statements, the Company's commercial bank lines are historically renewed on a one-year basis and will therefore, mature during 2002. Based upon its earning power and balance sheet position, however, the Company expects that it will renew its credit facilities on favorable terms during 2002 as it has done annually in the past.

         The Company has a number of contingent obligations not reflected on its balance sheet, which can be summarized as follows:

         The Company has guaranteed the obligations of CareCentric, Inc. to Wainwright Bank under its credit line agreement with the bank, as more fully described in Note 12 to the Consolidated Financial Statements. The outstanding balance under CareCentric's credit line agreement at December 31, 2001 was $5,572,000.


         The Company is contingently liable under standby letters of credit totaling $5,424,000 issued principally in connection with its commercial insurance coverages. The level of insurance risk which the Company absorbs under its workers compensation and comprehensive general liability (including products liability) insurance programs increased substantially after October 1, 2001, largely as a result of the effects of "September 11, 2001" on the commercial insurance marketplace. For the policy year ending October 1, 2002 the Company retained liability for the first $500,000 per occurrence of comprehensive general liability claims (including products liability claims), subject to an agreed aggregate. In addition, the Company retained liability for the first $250,000 per occurrence of workers compensation coverage, subject to an agreed aggregate. The Company also retained liability for the first $5,000,000 of "excess" liability, on an occurrence and aggregate basis, with respect to both comprehensive general liability (including products liability) and workers compensation coverage.


         Adverse developments in any of the areas mentioned above could materially affect the Company's results of operations in any given year.


         The Company leases several manufacturing facilities and its corporate headquarters from Related Parties, as more fully disclosed in Note 10 to the Consolidated Financial Statements.

Contractual Obligation and Commercial Commitments

         The Company's contractual obligations under debt agreements and lease agreements are summarized in the following table and are more fully explained in Notes 7 and 10 to the Consolidated Financial Statements.

                                                            Payments Due by Period
Contractual Obligations                       Total         Less than        1-3             4-5           After 5
                                                             1 year         years           years           year

Long-Term Debt                              $30,182        $30,002            $100            $80             $0
Capital Lease Obligations                         0              0               0              0              0
Operating Leases                             15,458          3,416           5,920          3,751          2,371
                                             ------          -----           -----          -----          -----
Total Contractual Cash Obligations          $45,640        $33,418          $6,020         $3,831         $2,371
                                            =======        =======          ======         ======         ======

         The Company's commercial commitments under letters of credit and guarantees are illustrated in the following table. The letters of credit totaling $5,424,000 at December 31, 2001 related principally to the Company's commercial insurance programs, as are more fully explained above and in Note 12 to the Consolidated Financial statements. The guarantee of $6,000,000 relates to the Company's guarantee of the obligations of CareCentric, Inc., under its commercial bank secured line of credit, as more fully explained in Note 12 to the Consolidated Financial Statements. These Standby Letters of Credit are reflected in the `Over 5 Years' column as they are open-ended commitments not subject to a fixed expiration date. All guarantees may be extended by the Company for longer periods.

                                                            Payments Due by Period

Other Commercial Commitments                Total         Less than            1-3             4-5       After 5
                                                           1 year             years           years       year

Standby Letters of Credit                $5,424,000             $0              $0             $0     $5,424,000
Guarantee                                 6,000,000      6,000,000               0              0              0
                                          ---------      ---------               -              -              -
Total Commercial Commitments            $11,424,000     $6,000,000              $0             $0     $5,424,000
                                        ===========     ==========              ==             ==     ==========



Recent Accounting Pronouncements

         The Financial Accounting Standards Board (FASB) issued (FAS) 141, Business Combinations and FAS 142, Goodwill and Intangible Assets. FAS 141 is effective for all business combinations completed after June 30, 2001. FAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of FAS 142. Major provisions of these Statements and their effective dates for the Company are as follows: (i) all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001, (ii) Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability. (iii) Goodwill and intangible assets with indefinite lives acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization. (iv) Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator and (v) all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. The Company is currently evaluating the impact the FAS 141 and 142 will have on its financial reporting requirements.



         On October 3, 2001, FASB issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that replaced FAS 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets To Be Disposed Of."

         The primary objectives of this project were to develop one accounting model based on the framework established in FAS 121 for long-lived assets to be disposed of by sales and to address significant implementation issues. The accounting model for long-lived assets to be disposed of by sale applies to all long lived assets, including discontinued operations, and replaces the provisions of Account Principles Board (APB) Opinion no. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. FAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The provisions of FAS 144 will apply to the Company effective January 1, 2002. The Company is currently reviewing the impact of these provisions.


                            ENVIRONMENTAL DISCLOSURE


         The Company is subject to numerous laws and regulations that govern the discharge and disposal of materials into the environment. Except as described below, the Company is not aware, at present, of any material administrative or judicial proceedings against the Company arising under any federal, state or local environmental protection laws or regulations ("Environmental Laws").

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

Potentially Responsible Parties (PRP) Actions

         A.  Lisle, Illinois



         On June 26, 2001, the Company and one of its wholly owned subsidiaries received a Notice letter from the United States Environmental Protection Agency ("EPA") regarding the Company's and its subsidiary's liability as potentially responsible parties ("PRP"), and requesting that soil containing trichloroethylene ("TCE") at the subsidiary's manufacturing facility in Lisle, Illinois, be remediated. On October 4, 2001, the Company's subsidiary received an Administrative Order directing the Company's subsidiary to submit a Work Plan to address the remediation issue. The Company's subsidiary has since engaged in extensive discussions with the EPA relative to the technical details of the Work Plan. The Company's subsidiary anticipates submitting a second revised Work Plan to EPA later in April 2002. The Company's subsidiary has begun the process of managing the remediation and preparing specifications for the goods and services required to achieve compliances.


         Even after the Work Plan is approved by EPA, it will be sometime before the costs of implementing the Work Plan can be quantified, because a budget must still be developed and the remedial project described in the Work Plan put out to bid. The Company's subsidiary, considering all the facts presently available to it, has accrued $2 million as of December 31, 2001 in anticipation of the remediation costs expected to be incurred, which amount was charged to the operating earnings of the Company's Metal Forming segment. Completion of the Work Plan may cost more than anticipated and the timing of completion of the Work Plan is likewise uncertain. In addition, there is no assurance that the proposed Work Plan will be effective without further supplementation.

         While the Company's subsidiary plans to seek reimbursement for the costs of remediation from its historic insurance carriers, to date those carriers have denied coverage for such costs.

         B.  Additional Sites



         In addition to the Lisle, Illinois site, the Company has been named or contacted by state authorities and/or the EPA regarding the Company's liability as a PRP for the remediation of two other sites. The potential liability of the Company is based upon records that show the Company or other corporations from whom the Company or its subsidiaries acquired assets used the sites for the disposal of hazardous waste in compliance with regulations pursuant to third party agreements with the operators of such sites. Such PRP actions generally arise when the operator of a site lacks the financial ability to address compliance with Environmental Laws and with decisions and orders affecting the site in a timely and effective manner and the governmental authority responsible for the site then looks to the past users of the facility and their successors to address the costs of remediation of the site.

         In High Point, North Carolina, the Company has been named as a PRP with regard to the clean up of groundwater contamination allegedly due to disposal of solid waste at a landfill. The Company believes that its activity at the site represented less than one percent of all activity at the site. State authorities have received for review a report on the Remedial Investigation of the site, a base-line Risk Assessment, and a Feasibility Study of the alternative remedial options for treating groundwater contamination at or near the site. Supplemental remedial investigation has been requested and a remedial action plan has not yet been selected. The Company continues to participate in a joint defense group to help define and limit its liabilities and may be required to contribute to the remediation of groundwater contamination.


         The Company (along with many other corporations) is involved in PRP actions for the remediation of a site in Southington, Connecticut, as a result of the EPA's preliminary assignment of derivative responsibility for the presence of hazardous materials attributable to two other corporations from whom the Company purchased assets after the hazardous materials had been disposed of at the Southington site. The Company participated as part of a joint defense group in a "de minimis settlement" with EPA concerning soil remediation at the Southington, Connecticut site, while the issue of further ground water investigation at the site was postponed by EPA in 1998, pending the soil remediation.



         The Company continues to investigate both of these matters. Based on the information presently available to it, the Company does not believe that either matter will be material to the Company's financial position or results of operations.


Claims Alleging Releases of Hazardous Materials

         A.  Lisle, Illinois



         Residents of the neighborhood to the south of the aforementioned manufacturing facility site in Lisle, Illinois, now owned by a Company subsidiary, have been certified as a class in an action against the Company and its subsidiary for alleged contamination of the neighbors' drinking water wells, allegedly due to migration off-site of historic TCE contamination of soil at the facility. Based on all available evidence, contamination of the subsidiary's property, predates the Company's acquisition of the subsidiary in 2000. A second group of residents in a neighborhood south of the certified class has filed a second class action complaint on the same grounds. This second action has not been certified as a class action. In another action, residents of six homes outside the class areas have also filed suit against the Company and its subsidiary for alleged contamination of their drinking water wells. In all of these actions, the plaintiffs seek damages for property value diminution and other relief, including punitive damages, and they are also seeking injunctions ordering that the Company's subsidiary provide permanent alternative water supplies to their neighborhoods One individual plaintiff has filed a claim alleging personal injury.

         In a separate action, the State of Illinois has also sued to compel the Company's subsidiary to investigate the same site for the same contamination and provide an interim supply of bottled water to certain neighborhood residents. In this action, the Company's subsidiary entered into a consent agreement with the State of Illinois pursuant to which it retained an environmental consultant to conduct the investigation requested and institute delivery of bottled water to certain residents.


         The Company and its subsidiary are contesting all of these claims vigorously. However, if the plaintiffs in these actions were to obtain findings of liability from a court of competent jurisdiction and assessments of significant damages, including punitive damages, such decisions could, individually or in the aggregate, materially adversely affect the Company's results of operations. Based on the information presently available to it, management does not believe that the costs of addressing the potential liability associated with these claims will have a material adverse effect on the Company's financial position or the results of operation.

         The Company's subsidiary has tendered all of these claims to its historic insurance carriers, and five carriers are reimbursing the Company's subsidiary for a substantial portion of the subsidiary's defense costs, including the costs incurred by the subsidiary under the consent agreement. However, the subsidiary's insurers have contested their liability, and the Company and its subsidiary are in litigation with the insurers regarding coverage. The insurers are seeking a declaratory judgment that they have no liability and a reimbursement of the defense costs paid by the insurers. Moreover, if any punitive damages were to be awarded to the plaintiffs in any of these suits, those punitive damages, would not in any event be covered by insurance.

         B.  Additional Sites



         There have been releases of hazardous materials on a few parcels of property which are presently or were formerly leased or operated by the Company. The Company believes that all such releases occurred prior to the occupation of the properties by the Company. All releases are in the process of assessment or remediation.

         Regarding a site in Westfield, Massachusetts leased by the Company from a related party, the Lessor received notice from two abutters that activities on the property prior to the Company's occupation might be the source of groundwater contamination on the abutters' property. Based upon an investigation by the Lessor and its advisors, the claims do not appear to be supportable. Based on the information presently available to it, management does not believe that the costs of addressing any of these releases will have a material adverse effect on the Company's financial position or the results of operations.


         The Company has also received notice from the owner of a formerly leased property of a release of hazardous materials into the ground around and under the Company's former manufacturing facility in Lawrence, Massachusetts The owner, which is also a former operator of the facility, undertook to remove the hazardous materials and has filed a report with the appropriate state agency that no further action is necessary at the site. The Company has received a claim for contribution with respect to this removal of hazardous substances, but it expects that any contribution will not be material to the Company's financial position or result of operations.

Equity Loss in Investee

         The Equity Loss in Investee reported in the Consolidated Financial Statements represents losses reported by the Company in accordance with the Equity Method of Accounting for Equity Investments in relation to its preferred equity and debt investments in CareCentric, Inc. (formerly Simione Central Holdings, Inc.), an Atlanta, Georgia based software company. The Company has invested $6,850,000 in certain preferred equity securities and $2,058,000 in other notes receivable as of December 31, 2001 in CareCentric, Inc., (CareCentric). In addition, the Company has guaranteed CareCentric's obligations under its $6,000,000 commercial bank line of credit, as more fully described in
Note 12 to the Consolidated Financial Statements. The commercial bank line of credit extended to CareCentric is secured by substantially all of CareCentric's assets. The Company's aggregate "at risk" investment therefore is $14,908,000 as of December 31, 2001. Although the Company holds no common stock in CareCentric, there is a presumption that application of the Equity Method is required in accordance with generally accepted accounting principles since the preferred equity securities include votes representing approximately 20.5% of all outstanding votes of all CareCentric equity securities as of December 31, 2001. The Company has reflected its share of CareCentric's net loss for 2001 in accordance with the Equity Method in the accompanying Income Statement for 2001 under the heading Equity Loss in Investee, reducing the carrying value of the above investments to zero as of December 31, 2001 and, in addition, reflecting a liability of $6,000,000 on the Balance Sheet representing the Company's contingent obligation arising from the aforementioned guarantee. The guarantee has not been called upon as of the date of this report and the Company does not believe it will be called upon in the future. The company believes that CareCentric's commercial bank will renew its line of credit when it matures on June 30, 2002 on substantially equivalent terms. The Company has no other obligations to fund future CareCentric operating losses, except as more fully explained in the Note 18 to the Consolidation Financial Statements. The Company's application of the Equity Method of Accounting for Investments is based upon Accounting Principles Board Opinion 18, The Equity Method of Accounting for Investments in Common Stock and related authoritative guidance contained in EITF 99-10, Percentage Used to Determine Amount of Equity Method Losses and FIN 35, Criteria for Applying the Equity Method of Accounting for Investments in Common Stock. The Equity Method is not intended, however, to result, and does not necessarily result, in an accurate reflection of the carrying value on a fair market value basis of the investments being accounted for. As it relates to the Company's investments in preferred equity securities, debts receivable and guarantees of CareCentric, reflected at December 31, 2001 in accordance with the Equity Method at effectively negative $6 million, the Company's management believes such investments may be substantially understated relative to their fair market value, though presented correctly in accordance with generally accepted accounting principles. The Company's share of CareCentric's underlying losses are largely non-cash charges reported in 2001 in connection with the write down of CareCentric's intangible assets, as more fully explained in CareCentric's separate audited financial statements. The Company does not own, as of the date of this report, and has not owned in the past, directly or indirectly, any common shares of CareCentric, Inc., formerly Simione Central Holdings, Inc. The Company has no intercompany business with or other obligations to CareCentric, except as noted above.


Item 7A. MARKET RISKS

The Company's operations are sensitive to a number of market factors, any one of which could materially adversely effect its results of operations in any given year:


         Construction activity--the Company's largest segment, its Heating, Ventilating, and Air Conditioning (HVAC) segment, is directly affected and its other segment, Metal Forming, is indirectly affected by commercial construction projects and residential housing starts. Relatively lower interest rates in 2001 and strong institutional activity helped prevent what might otherwise have been a more pronounced recessionary effect. Significant increases in interest rates or reductions in construction activity in future periods, however, could be expected to adversely effect the Company's revenues, possibly materially.


         Manufacturing Activity-- The Company's Metal Forming segment, as a manufacturer of capital goods used in other manufacturing processes, is subject to significant cyclicality. The Company's Metal Forming segment provides equipment used to hold, uncoil, straighten, form, bend and otherwise handle metal used in manufacturing operations; all activities likely to be adversely effected in recessionary periods. The level of manufacturing activity in the automotive, steel processing, metal furniture, and stamping industries, are particularly relevant to this segment since its products are typically purchased to upgrade or expand existing equipment or facilities. Expectations of future business activity are also particularly relevant. Activity in this segment was significantly effected by events of September 11, 2001, as mentioned earlier herein, illustrating this point.


         Credit Availability--Although interest rates trended lower in 2001, reflecting the Federal Reserve's monetary policy during this period, credit availability has, reportedly, somewhat tightened for marginal business borrowers. As the Company's customer base includes many small to medium sized business, a further credit tightening through the commercial banking system could be expected, at some point, to adversely effect the Company's sales, as was the case in the "credit crunch" of 1990-1991.


         Technological changes--Although the HVAC industry has historically been impacted by technology changes in a relatively incremental manner, it cannot be discounted that radical changes--such as might be suggested by fuel cell technology, burner technology and/or other developing technologies--could materially adversely effect the Company's results of operations and/or financial position in the future.

         Environmental Laws Affecting Operations and Product Design--The Company's operations and its HVAC products that involve combustion as currently designed and applied entail the risk of future noncompliance with the evolving landscape of Environmental Laws. The cost of complying with the various Environmental Laws is likely to increase over time, and there can be no assurance that the cost of compliance, including changes to manufacturing processes and design changes to current HVAC product offerings that involve the creation of carbon dioxide or other currently unregulated compounds emitted in atmospheric combustion, will not over the long-term and in the future have a material adverse effect on the Company's results of operations.

         Weather Conditions--The Company's core HVAC segment manufactures heating, ventilating and air conditioning equipment with heating products representing the bulk of the segment's revenues. As such, the demand for its products depends upon colder weather and benefits from extreme cold. Severe climatic changes, such as those suggested by the "global warming" phenomenon, could over time adversely effect the Company's results of operation and financial position.


         Interest Rate Sensitivity--The Company's borrowings are largely Libor or Prime Rate based. The Company believes that a 100 basis-point increase in its cost of funds would not have a material affect on the Company's financial statements taken as a whole.


         Reference may also be made to certain risk factors as disclosed by the Company in the Form 8-K filed in July 1, 1999.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                     The Board of Directors and Shareholders
                                 of Mestek, Inc.

         We have audited the accompanying consolidated balance sheets of Mestek, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mestek, Inc. and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

         We have also audited Schedule II of Mestek, Inc. and subsidiaries as of December 31, 2001 and for each of the years in the three-year period ended December 31, 2001. In our opinion, the schedule presents fairly, in all material respects, the information required to be set forth therein.


Grant Thornton LLP





Boston, Massachusetts
March 1, 2002



                                  MESTEK, INC.
                           CONSOLIDATED BALANCE SHEETS
                               As of December 31,



                                                                            2001                      2000
                                                                            ----                      ----
                                                                               (Dollars in thousands)
ASSETS


Current Assets
    Cash                                                             $     2,315              $      2,417
    Accounts Receivable - less allowances of,

      $4,239 and $3,746 respectively                                      57,944                    64,832
    Unbilled Accounts Receivable                                             537                        27
    Inventories                                                           64,588                    70,911
    Deferred Tax Benefit                                                   3,131                     3,333
    Other Current Assets                                                   7,072                     6,489
                                                                      ----------               -----------

    Total Current Assets                                                 135,587                   148,009

  Property and Equipment - net                                            58,334                    73,489
  Investments                                                             ---                        6,850
  Other Assets and Deferred Charges  - net                                 8,158                     8,476
  Excess of Cost over Net Assets of Acquired Companies-net                57,432                    56,665
                                                                      ----------                ----------

  Total Assets                                                         $ 259,511                 $ 293,489
                                                                       =========                 =========













See Accompanying Notes to Consolidated Financial Statements


                                  MESTEK, INC.
                     CONSOLIDATED BALANCE SHEETS (continued)
                               As of December 31,


                                                                            2001                      2000
                                                                            ----                      ----
                                                                               (Dollars in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:


   Current Portion of Long-Term Debt                                   $  30,002                   $63,418
   Accounts Payable                                                       17,687                    19,646
   Accrued Compensation                                                    5,585                     6,903
   Accrued Commissions                                                     2,307                     2,528
   Reserve for Equity Investment Losses                                    6,000                     ---
   Progress Billings in Excess of Cost
     and Estimated Earnings                                                  286                       283
   Customer Deposits                                                       5,177                     9,321
   Other Accrued Liabilities                                              21,343                    19,658
                                                                        --------                 ---------

       Total Current Liabilities                                          88,387                   121,757

Long-Term Debt                                                               180                       240
Other Liabilities                                                             14                     5,064
                                                                         -------                ----------

       Total Liabilities                                                  88,581                   127,061
                                                                        --------                  --------


Minority Interests                                                         1,085                     2,746
                                                                      ----------                ----------

Shareholders' Equity:
   Common Stock - no par, stated value $0.05 per share,


     9,610,135 shares issued                                                 479                       479
   Paid in Capital                                                        15,434                    15,434
   Retained Earnings                                                     165,423                   158,697
   Treasury Shares, at cost (888,532 and

     867,032 common shares, respectively)                                (10,101)                   (9,733)
   Cumulative Translation Adjustment                                      (1,390)                   (1,195)
                                                                        ---------                 ---------


   Total Shareholders' Equity                                            169,845                   163,682
                                                                        --------                  --------

     Total Liabilities and Shareholders' Equity                        $ 259,511                 $ 293,489
                                                                       =========                 =========






See Accompanying Notes to Consolidated Financial Statements.


                                  MESTEK, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                        For the years ended December 31,

                                                              2001                  2000                  1999
                                                              ----                  ----                  ----
                                                        (Dollars in thousands, Except Earnings Per Common Share)

Net Sales                                                $ 393,479             $ 375,158               $ 326,705
Net Service Revenues                                           624                   829                   1,440
                                                      ------------           -----------              ----------

     Total Revenues                                        394,103               375,987                 328,145

Cost of Goods Sold                                         290,003               266,585                 229,228
Cost of Service Revenues                                       424                   600                     668
                                                      ------------            ----------              ----------

     Gross Profit                                          103,676               108,802                  98,249

Selling Expense                                             53,693                49,782                  42,571
General and Administrative Expense                          21,105                20,257                  17,207
Engineering Expense                                         13,068                11,658                   9,278
Restructuring and Special Charges                            3,774               ---                       ---
                                                    --------------           -----------               -----------

     Operating Profit                                       12,036                27,105                  29,193


Equity Loss in Investee                                    (14,908)                ---                     ---
Interest Income                                                674                   792                     378
Interest Expense                                            (1,396)               (1,912)                   (426)
Other Income (Expense), Net                                    (60)                  149                  (1,050)
                                                          ---------             --------                ---------

Income (Loss) from Continuing
     Operations Before Income Taxes                         (3,654)               26,134                  28,095

Income Taxes (Expense) Benefit                               1,433                (9,732)                (10,429)
                                                           -------              ---------              ----------

Income (Loss) from Continuing Operations                    (2,221)               16,402                  17,666
                                                          ---------               ------                  ------


Discontinued Operations (see Note 3):
     Gain on Sale of Discontinued Operation                 16,446                 ---                     ---
     Applicable Income Tax Expense                          (7,499)              ---                       ---
                                                          ---------          -----------             -----------
     Net Gain on Sale of Discontinued Operation              8,947               ---                       ---
                                                          --------           -----------             -----------

     Income from Operations of
         Discontinued Segments Before Taxes                    ---                 1,227                     615
     Applicable Income Tax Expense                           ---                    (561)                   (364)
                                                           -------                  -----                   -----
     Income from Operations
         of Discontinued Segments                            ---                     666                     251
                                                           -------                   ---                     ---


Net Income                                                $  6,726             $  17,068               $  17,917
                                                          ========             =========               =========


Basic Earnings per Common Share:

     Continuing Operations                               ($    0.25)           $     1.87              $     1.99
     Discontinued Operations                                   1.02                  0.08                    0.03
                                                            -------           -----------            ------------
     Net Income                                           $    0.77             $    1.95              $     2.02
                                                          =========             =========              ==========


Basic Weighted Average Shares Outstanding                    8,723                 8,744                   8,857
                                                         =========             =========              ==========

Diluted Earnings Per Common Share

     Continuing Operations                               ($    0.25)            $    1.87              $     1.99
     Discontinued Operations                                   1.02                  0.08                    0.03
                                                         ----------           -----------            ------------
     Net Income                                           $    0.77             $    1.95              $     2.02
                                                          =========             =========              ==========


Diluted Weighted Average Shares Outstanding                  8,765                 8,760                   8,887
                                                         =========            ==========              ==========

See Accompanying Notes to Consolidated Financial Statements.


MESTEK, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the years ended December 31, 2001, 2000, and 1999



                                                                                                      Cumulative
                                               Common        Paid In     Retained       Treasury      Translation
(Dollars in Thousands)                            Stock      Capital     Earnings       Shares        Adjustment        Total
----------------------                         --------      -------     --------       -------       ----------        -----


Balance - December 31, 1998                      $479        $15,434      $125,263       ($6,790)       ($1,088)         $133,298

Net Income                                                                  17,917                                         17,917
Common Stock Repurchased                                                                  (2,603)                          (2,603)
Cumulative Translation Adjustment                                                                             5                 5
                                                 -----       -------      --------       --------       --------        -----------
Balance - December 31, 1999                      $479        $15,434      $143,180       ($9,393)       ($1,083)         $148,617

Net Income                                                                  17,068                                         17,068
Dividends Paid in MCS, Inc. Common Stock                                    (1,551)                                        (1,551)
Common Stock Repurchased                                                                    (340)                            (340)
Cumulative Translation Adjustment                                                                          (112)             (112)
                                                 -----       -------      --------       --------       --------         ----------
Balance - December 31, 2000                      $479        $15,434      $158,697       ($9,733)       ($1,195)         $163,682


Net Income                                                                   6,726                                           6,726
Common Stock Repurchased                                                                    (368)                             (368)
Cumulative Translation Adjustment                                                                          (195)              (195)
                                                 -----       -------      --------      ---------       --------          ---------

Balance - December 31, 2001                      $479        $15,434      $165,423      ($10,101)       ($1,390)          $169,845
                                                 =====       =======      ========      =========       ========          =========

See Accompanying Notes to Consolidated Financial Statements

                                  MESTEK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the years ended December 31,

                                                                     2001                2000               1999
                                                                     ----                ----               ----
                                                                                 (Dollars in thousands)

Cash Flows from Operating Activities:

   Net Income                                                     $ 6,726            $ 17,068           $ 17,917
Adjustments to Reconcile Net Income to

     Net Cash Provided by Operating Activities:
   Depreciation and Amortization                                    9,269              12,779             10,631
   Provision for Losses on Accounts
     Receivable, net of write-offs                                    735                 119                184
   Net Change in Minority Interests net of

     effects of acquisitions and dispositions                          47                (171)                54
   Equity Loss in Investee                                         14,908                 ---                ---
   Gain on Sale of National Northeast                             (16,446)                ---                ---
   Changes in assets and liabilities net of

     effects of acquisitions and dispositions:

   Accounts Receivable                                              4,788               5,909             (7,207)
   Unbilled Accounts Receivable                                     1,533                 420               (161)
   Inventory                                                        5,708              (2,922)             2,076
   Accounts Payable                                                (2,928)               (166)            (2,805)
   Other Liabilities                                              (10,426)              1,421               (745)
   Progress Billings                                                    3                 240                107
   Other Assets                                                    (2,669)                 40             (1,595)
                                                             -------------              -----        ------------

Net Cash Provided by Operating Activities                          11,248              34,737             18,456
                                                                ---------          ----------          ---------

Cash Flows from Investing Activities:
   Disposition of National Northeast, Inc. (see Note 3)            44,619                 ---                ---
   Capital Expenditures                                            (2,692)             (6,979)           (12,437)
   Acquisition of Businesses and Other
   Assets, Net of Cash Acquired                                   (17,600)            (45,636)           (24,333)
   Investment in CareCentric, Inc.                                 (1,638)             (6,850)         ---
                                                                 ---------          ----------     -----------

Net Cash Provided by (Used in) Investing Activities                22,689             (59,465)           (36,770)
                                                                 --------           ----------         ----------

Cash Flows from Financing Activities:
   Net (Payments) Borrowings Under
     Revolving Credit Agreement                                   (33,454)             28,959              1,739
   Principal Payments Under Long
     Term Debt Obligations                                            (22)             (5,830)              (136)
   Proceeds from Issuance of Long Term Debt                           ---                 ---              20,000
   Repurchase of Common Stock                                        (368)               (340)             (2,603)
                                                                 ---------          ----------         -----------
Net Cash (Used In) Provided by  Financing Activities              (33,844)             22,789              19,000
                                                               -----------          ---------         -----------

Net Increase (Decrease) in Cash and Cash Equivalents                   93              (1,939)                686
Translation Effect on Cash                                           (195)               (112)                  5
Cash and Cash Equivalents - Beginning of Year                       2,417               4,468               3,777
                                                                 --------           ---------         -----------

Cash and Cash Equivalents - End of Year                         $   2,315           $   2,417           $   4,468
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

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition and Unbilled Receivables


         Revenue from product sales is recognized at the time of shipment. Revenue from the licensing of software applications and software systems development is recognized on the basis of completed contracts in accordance with the "residual value method" provided in SOP 98-9 and 97-2.


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

Inventories

         Inventories are valued at the lower of cost or market. Approximately eighty-two percent (82%) and eighty-nine percent (89%) of the cost of inventories were determined by the last-in, first-out (LIFO) method for the years ended December 31, 2001 and 2000, respectively.

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

Excess of Cost Over Net Assets of Acquired Companies (Goodwill)


         Through December 31, 2001, the Company amortized Goodwill on the straight-line basis over the estimated period to be benefited, typically 25 years. The Company continually evaluated the carrying value of Goodwill in accordance with FAS 121 prior to December 31, 2001 and will do so in accordance with FAS 142 thereafter. Any impairments are recognized in accordance with the appropriate accounting standards. The acquisition of the stock of SNS Properties, Inc., as more fully described in Note 2, resulted in Goodwill of approximately $7,668,000, which, in accordance with Financial Accounting Statement (FAS) 142, (see Recent Accounting Pronouncements) is not being amortized. Accumulated amortization of goodwill and other intangibles was $8,098,000 and $7,288,000 at December 31, 2001 and 2000, respectively.


Advertising Expense


         Advertising costs are charged to operations as incurred. Such charges aggregated $5,198,000, $4,337,000, and $4,794,000, for the years ended December 31, 2001, 2000, and 1999, respectively.


Research and Development Expense


         Research and development expenses are charged to operations as incurred. Such charges aggregated $1,799,000, $3,826,000, and $2,939,000, for the years-ended December 31, 2001, 2000, and 1999, respectively.


Treasury Shares

         Common stock held in the Company's treasury has been recorded at cost.

Earnings per Common Share

         Basic earnings per share have been computed using the weighted average number of common shares outstanding. Common stock options, as more fully described in Note 16, were considered in the computation of diluted earnings per share.

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

Comprehensive Income


         For the years ended December 31, 2001, 2000, and 1999, respectively, the components of other comprehensive income were immaterial and consisted solely of foreign currency translation adjustments. Other comprehensive income was $6,531,000, $16,956,000, and $17,922,000 for the years ended December 31,
2001, 2000, and 1999, respectively.


Reclassification

         Reclassifications are made periodically to previously issued financial statements to conform to the current year presentation.

Recent Accounting Pronouncements

         The Financial Accounting Standards Board (FASB) issued FAS 141, Business Combinations and FAS 142, Goodwill and Intangible Assets in 2001. FAS 141 is effective for all business combinations completed after June 30, 2001. FAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of FAS
142. Major provisions of these Statements and their effective dates for the Company are as follows: (i) all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001, (ii) intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability, (iii) goodwill and intangible assets with indefinite lives acquired after June 30, 2001, will not be amortized (effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization), (iv) effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator and (v) all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. The Company is currently evaluating the impact the FAS 141 and 142 will have on its financial reporting requirements.

         On October 3, 2001, FASB issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that replaced FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." The primary objectives of this project were to develop one accounting model based on the framework established in FAS 121 for long-lived assets to be disposed of by sales and to address significant implementation issues. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of Account Principles Board (APB) Opinion no. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. FAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The provisions of FAS 144 will apply to the Company effective January 1, 2002. The Company is currently reviewing the impact of these provisions.


2. BUSINESS ACQUISITIONS


         On December 31, 2001, the Company acquired substantially all of the operating assets and certain liabilities of The King Company, (King), a subsidiary of United Dominion Industries, based in Bishopville, South Carolina, and Owatonna, Minnesota. King manufactures industrial heating and specialty refrigeration and ventilation products complementary to certain of the Company's other industrial HVAC product lines. The purchase price paid, net of liabilities assumed, was $4 million and included no goodwill. The Company accounted for the transaction under the purchase method of accounting.

         On July 2, 2001 the Company, through its wholly owned subsidiary, Formtek, Inc., acquired of 100% of the outstanding common stock of SNS Properties, Inc. (SNS), an Ohio corporation based in Warrensville Heights, Ohio. SNS, through its Yoder, Krasny Kaplan and Mentor AGVS businesses, manufactures sophisticated metal forming equipment, tube mills, pipe mills, custom engineered material handling equipment, and automated guided vehicle systems for the global market. The purchase price paid for the stock was $12.5 million and included $7.7 million in goodwill. The Company also acquired a related manufacturing plant in Bedford Heights, Ohio for $1.1 million. The Company accounted for the transaction under the purchase method of accounting.

         On August 25, 2000 the Company, through a 75% owned subsidiary, Airtherm LLC, acquired substantially of all of the operating assets of Airtherm Manufacturing Company, a Missouri corporation, and Airtherm Products, Inc., an Arkansas corporation, except the real property owned by these companies, for approximately $3,815,000, including assumed liabilities of $101,000. No goodwill was recorded in the transaction. The Company accounted for the transaction under the purchase method of accounting. The Company acquired an option at that time to acquire the remaining 25% of Airtherm LLC membership interests it did not own for $2,000,000, subject to certain downward adjustments. The Company exercised its option to acquire the membership interests in September of 2001 and the amount paid was recorded as goodwill in connection with the acquisition of Airtherm. In connection with the transaction, the Company also loaned $1,550,000 to an unrelated company, which acquired two manufacturing facilities owned by the sellers. The loan was evidenced by a $750,000 promissory note, which bore interest at 7% and was scheduled to mature on August 31, 2002 and a $800,000 promissory note which bore interest at 7% and was scheduled to mature on August 31, 2002. The notes were secured in each case by the related manufacturing facilities and were included in other current assets and other assets, respectively, as of December 31, 2000. The notes were paid off in September of 2001.


         On June 30, 2000 the Company acquired substantially all of the operating assets of Louvers and Dampers, Inc. (L & D) located in Florence, Kentucky. L & D manufactures louver and damper products for the HVAC industry. The purchase price paid for the assets acquired was $3,000,000 and included $699,000 of in intangible assets. The Company accounted for the acquisition under the purchase method of accounting.

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

         Pro forma unaudited results of operations for 2000 and 1999, reflecting a hypothetical acquisition date for Met-Coil of January 1, 1999 are as follows:


                                                                   2000                      1999
                                                                   ----                      ----
                                                                       (dollars in thousands)

                           Total Revenues                      $395,238                  $378,037
                           Net Income                            17,514                    19,136

                           Diluted Earnings Per Share             $2.00                     $2.15


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


         On April 26, 1999, an order was entered in the Bankruptcy Court for the Southern District of Ohio, whereby the Company's offer to acquire certain of the operating assets of ACDC, Inc. of New Milford, Ohio, a manufacturer of industrial dampers for the power generation market, was approved. The Company closed this transaction on May 7, 1999 for approximately $2,554,000.


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


         Pro forma unaudited results of operations for 1999 reflecting a hypothetical acquisition date for Anemostat of January 1, 1999 are as follows:

                                                                  1999
                                                                  ----
                                                        (dollars in thousands,
                                                    except earnings per share)


         Total Revenues                                          $381,448
         Net Income                                               $17,409

         Earnings Per Share                                         $1.97


3. BUSINESS DISPOSITIONS

National Northeast Corporation

         On January 9, 2001 the Company completed the sale of its subsidiary, National Northeast Corporation ("National"), an aluminum extruder and heat sink fabricator, to Alpha Technologies Group, Inc. ("Alpha") for a total cash consideration of $49.9 million. The Company's net pre-tax gain, after accounting for the minority interest and related costs of sale, was approximately $16.4 million. The Income Tax Expense recorded in respect of the gain is higher than would be suggested by applying statutory rates to the gain recorded for accounting purposes due principally to the fact that as part of the agreement for sale the Company agreed to make on behalf of Alpha an election under Internal Revenue Code Section 338(h)10 which requires that the Company treat the transaction for tax purposes as a deemed sale of 100% of National's assets, the negative tax consequences of which inure to the Company. The Company has accounted for the transaction as a Gain on Disposal of Discontinued Operations in accordance with APB30.


         The operations of National are separately reported in accordance with APB30 in the accompanying Consolidated Statements of Income for the years 2001, 2000, and 1999, under the heading Income From Discontinued Operations. National was formerly included in the Company's Metal Products segment. Interest expense has been allocated to the operations of National based on indebtedness related to the Company's investment in National during 2001, 2000, and 1999. Corporate General & Administrative expenses originally allocated to National totaling $0, $428,000, and $255,000, for the years 2001, 2000, and 1999, respectively, have been reallocated to the Company's continuing operations in accordance with APB30. Revenues for National were $0, $37,474,000, and 30,477,000, for the years 2001, 2000, and 1999, respectively.

         Summarized financial information for the discontinued National operations is as follows:

                                                                                Years ended
                                                                   2001             2000              1999
                                                                   ----             ----              ----
                                                                                 (in thousands)

         Operating Revenues                                          $0          $37,474           $30,477

         Income before Provision for Income Taxes                     0           $1,705            ($157)

         Income from Discontinued Operations
              Net of Income Tax                                       0             $977            ($215)


                                                                                Years ended
                                                                   2001             2000              1999
                                                                   ----             ----              ----
                                                                                 (in thousands)

         Current Assets                                              $0           $9,736            $8,001
         Total Assets                                                $0          $34,453           $34,859

         Current Liabilities                                         $0           $2,495            $2,079
         Total Liabilities                                           $0           $4,572            $3,563

         Net Assets of Discontinued Operations                       $0          $29,881           $31,296


MCS, Inc.


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

         Under the terms of the Agreement, for every share of outstanding Simione common stock, Simione would issue .85 shares of its common stock to the Company. As a result, the Company would own, based on the number of Simione common shares outstanding at the date of the Agreement, approximately 46% of Simione after the merger is completed. On August 12, 1999, Simione, with the Company's consent, acquired all of the outstanding common stock of CareCentric Solutions, Inc. for $200,000 and acquired all of the Preferred Stock of CareCentric Solutions, Inc. in return for 3.1 million newly issued shares of Simione Series A Preferred Stock, which were convertible on a one for one basis into Simione common shares after shareholder approval upon consummation of the merger. As a result, the Company ownership percentage would drop to approximately 37% of Simione. Under the terms of the Agreement, MCS's ProfitWorks segment would remain with the Company.

         On September 9, 1999, Mestek, Inc. ("Mestek") announced that it had entered into an amendment to the Plan and Agreement of Merger dated May 26, 1999 (the "Amendment") between Simione, Mestek, and its wholly-owned subsidiary, MCS, Inc. ("MCS"), whereby the shares of common stock of MCS would be distributed to the Mestek common shareholders in a spin-off transaction (the Spin-off), and MCS would then be merged with and into Simione, (the Merger). The Spin-off and the Merger were completed on March 7, 2000, after shareholder approval.

         In connection with the Amendment, Mestek loaned to Simione a total of $4,000,000 on a short-term basis. Upon the closing of the above-mentioned merger, the $4,000,000 loan was canceled, and Mestek contributed an additional $2,000,000 to the capital of Simione in return for newly issued Series B Preferred Stock of Simione. The Series B Preferred Stock issued to Mestek had super-voting rights equivalent to 2.2 million shares of Simione common stock. On June 12, 2000 Mestek agreed to reduce such voting rights by half to comply with NASDAQ's voting rights policy, in exchange for a three-year warrant to acquire up to 490,396 shares at an exercise price of $3.21 of Simione Common Stock. Mestek also received as part of its capital contribution to Simione a warrant for the subsequent purchase of 400,000 shares of Simione common stock at an exercise price of $10.875. The Amendment also provided, upon consummation of the merger, for the appointment to the Simione Board of Directors of six individuals designated by the Mestek Major Shareholders (as defined in the Amendment) and the obligation of the Mestek Major Shareholders to vote for the nominees to the Simione Board of Directors for eighteen months after the effective date of the merger.

         Mestek also loaned Simione $850,000 on November 11, 1999 on a short-term basis. Upon consummation of the merger, the loan was converted to $850,000 of newly issued Series C Preferred Stock. The Series C Preferred stock has voting rights equal to 170,000 shares of Simione common stock.

         On March 6, 2000, the Company completed the Spin-off and on March 7, 2000, the merger of MCS, Inc. into Simione was completed. The net book value of the assets of MCS, Inc. of approximately $1,551,000 has been treated as a dividend to the shareholders of the Company. The Company has accounted for the operations of MCS prior to that date (with the exception of its ProfitWorks division which was retained by the Company under the terms of the Agreement) as a discontinued operation in accordance with APB30.

         The company's continuing investments in CareCentric subsequent to March 7, 2000 are described in Note 6 Equity Investment.


Summarized financial information for the discontinued MCS operations, is as follows:

                                                                        Years ended
                                                                   2000             1999
                                                                   ----             ----
                                                                      (in thousands)

         Operating Revenues                                      $1,701          $16,648

         Income (Loss) from Discontinued Operations
              before Provision for Income Taxes (Benefit)        ($478)             $772

         Income from Discontinued Operations
              Net of Income Tax                                  ($310)             $466


                                                                   2000             1999
                                                                   ----             ----
                                                                      (in thousands)

         Current Assets                                             ---           $4,648
         Total Assets                                               ---           $6,696

         Current Liabilities                                        ---           $6,191
         Total Liabilities                                          ---           $6,191
         Net Assets of Discontinued Operations                      ---             $505


  4. INVENTORIES

         Inventories consisted of the following at December 31:

                                                               2001                                  2000
                                                               ----                                  ----
                                                                                 (in thousands)

         Finished Goods                                      $ 18,664                             $ 16,969
         Work-in-progress                                      17,910                               22,488
         Raw materials                                         34,790                               38,776
                                                               ------                               ------


                                                               71,364                               78,233

         Less provision for LIFO
           method of valuation                                (6,776)                              (7,322)
                                                              -------                              -------
                                                             $ 64,588                             $ 70,911
                                                             ========                             ========

       Progress billings exceeded related contract costs by $286,000 and $283,000, at December 31, 2001 and 2000, respectively. As such, these amounts are reported as a liability in the accompanying consolidated financial statements.


5. PROPERTY AND EQUIPMENT

       Property and equipment consisted of the following at December 31:

                                                                                               Depreciation and
                                                                                               Amortization Est.
                                                     2001                  2000                    Useful Lives
                                                     ----                  ----
                                                              (in thousands)

         Land                                         $  4,437             $  4,636
         Buildings                                      27,044               28,639                  19-39 Years
         Leasehold Improvements                          4,843                4,839                  15-39 Years
         Equipment                                      90,285              105,763                   3-10 Years
                                                        ------              -------
                                                       126,609              143,877
         Accumulated Depreciation                      (68,275)             (70,388)
                                                     ----------           ----------
                                                      $ 58,334             $ 73,489
                                                      ========             ========


         The above amounts include $2,511,000 and $1,267,000, at December 31, 2001and 2000, respectively, in assets that had not yet been placed in service by the Company. No depreciation was recorded in the related periods for these assets.


         Depreciation and amortization expense related to continuing operations was $9,269,000, $9,985,000 and $8,205,000, for the years ended December 31,
2001, 2000, and 1999, respectively.


6. EQUITY INVESTMENTS


The H. B. Smith Company, Inc. (HBS):

         The Company's investment in HBS common stock through a subsidiary is carried at a zero balance reflecting the Company's equity in HBS' cumulative losses. The Company has a note receivable from HBS carried at a value of $1,264,000 as of December 31, 2001, which bears interest at 5.5% and matures on December 31, 2005. The Company has no obligation to fund future HBS operating losses. The Company purchases certain products and services from HBS under a manufacturing agreement and distributes, through a subsidiary, product under a distribution agreement. No material inter-company profits have been recorded by the Company in connection with these agreements.

CareCentric, Inc.:

         The Company has invested $6,850,000 in certain preferred equity securities and $2,058,000 in other notes receivable as of December 31, 2001 in CareCentric, Inc. (formerly Simione Central Holdings, Inc.). In addition, the Company has guaranteed CareCentric's obligations under its $6,000,000 commercial bank line of credit, as more fully described in Note 12 to the Consolidated Financial Statements. The commercial bank line of credit extended to CareCentric is secured by substantially all of CareCentric's assets. The Company's aggregate "at risk" investment therefore is $14,908,000 as of December 31, 2001. The preferred equity securities include votes representing approximately 20.5% of all outstanding votes of all CareCentric equity securities as of December 31, 2001 and accordingly the Company has accounted for the above investments in CareCentric in the accompanying financial statements in accordance with the Equity Method of Accounting for Investments. The Company has reflected its share of CareCentric's net loss for 2001 in accordance with the Equity Method in the accompanying Income Statement for 2001 under the heading Equity Loss in Investee, thus reducing the carrying value of the above investments to zero as of December 31, 2001 and, in addition, reflecting a liability of $6,000,000 on the Balance Sheet representing the Company's contingent obligation arising from the aforementioned guarantee. The Company has no other obligations to fund future CareCentric operating losses, except as more fully explained in the Note 18 to the Consolidated Financial Statements. The Company's application of The Equity Method of Accounting for Investments is based upon Accounting Principles Board Opinion 18, The Equity Method of Accounting for Investments in Common Stock and related authoritative guidance contained in EITF 99-10, Percentage Used to Determine Amount of Equity Method of Losses, and FIN 35, Criteria for Applying the Equity Method of Accounting for Investments in Common Stock. The Company does not own, as of the date of this report, and has not owned in the past, directly or indirectly, any common shares of CareCentric, Inc. or its predecessor, Simione Central Holdings, Inc. The Company has no intercompany business with or other obligations to CareCentric.

         The above notes receivable and preferred equity investments are more fully described in Note 3 Business Dispositions. The notes receivable consist of the following: (1) a $ 1,000,000 participation in the John E Reed Facility (a financing facility made available to CareCentric by John E. Reed, personally) which bears interest at 9%, matures on June 22, 2005, is convertible into CareCentric common shares at $ 2.51 per share, and is secured by a second security interest in substantially all of CareCentric's assets, (2) a $ 1,018,846 unsecured promissory note bearing interest at Prime plus 1.5% and maturing on June 30, 2003 and (3) a $ 40,463 unsecured promissory note bearing interest at Prime plus 2% and maturing on December 31, 2003.



7. LONG TERM DEBT

Long-Term Debt consisted of the following at December 31:

                                                         2001                       2000
                                                         ----                       ----
                                                                  (in thousands)

Revolving Loan Agreement                               $23,510                    $48,336
Note Payable                                             6,000                     15,000
Other Bonds and Notes Payable                              672                        322
                                                     ---------                  ---------
                                                        30,182                     63,658

         Less Current Maturities                       (30,002)                   (63,418)
                                                        -------                   --------
                                                     $     180                  $     240
                                                     =========                  =========

         Revolving Loan Agreement - The Company has a Revolving Loan Agreement and Letter of Credit Facility (the Agreement) with a commercial bank. The Agreement has been amended and extended on a one-year basis through April 30, 2002. The Agreement as amended provides $50 million of unsecured revolving credit including $10 million of standby letter of credit capacity. Borrowings under the Agreement bear interest at a floating rate based on the bank's prime rate less one and three quarters percent (1.75%), approximately 3% at December 31, 2001, or, at the discretion of the borrower, LIBOR plus a quoted market factor or, alternatively, in lieu of the prime based rate, a rate based on the overnight Federal Funds Rate. The Revolving Loan Agreement contains financial covenants, which require that the Company maintain ratios, relating to interest coverage and leverage. This Agreement also contains restrictions regarding the creation of indebtedness, the occurrence of mergers or consolidations, the sale of subsidiary stock and the payment of dividends in excess of 50 percent of net income. The Company expects to renew the Agreement on substantially equivalent terms before its expiration. The Company has outstanding at December 31, 2001 $5,424,000 in standby letters of credit issued principally in connection with its commercial insurance programs.

         Note Payable - The Company has an unsecured uncommitted Demand Loan Facility with a second commercial bank under which the Company can borrow up to $25,000,000 on a LIBOR basis. $6,000,000 was outstanding under the Demand Loan facility as of December 31, 2001 which amount bears interest at 2.45% and matures on March 15, 2002. The facility has been renewed through June 30, 2002. The Company expects to renew the facility on substantially equivalent terms before its expiration.

         Other Bond and Notes Payable

         Certain of the Companies owned properties are pledged as security for certain of these bonds and Notes Payable.


         Cash paid for interest was $1,396,000, $2,644,000, and $1,951,000, during the years ended December 31, 2001, 2000, and 1999, respectively.

         Maturities of long-term debt in each of the next five years are as follows in thousands:


                          2002                                   30,002
                          2003                                       50
                          2004                                       50
                          2005                                       40
                          2006                                       40
                                                                -------
                              Total                             $30,182
                                                                =======

         The fair value of the Company's long-term debt is estimated based on the current interest rates offered to the Company for debt of the same remaining maturities. Management believes the carrying value of debt and the contractual values of the outstanding letters of credit approximate their fair values as of December 31, 2001.


8. SHAREHOLDERS' EQUITY

         The Company has authorized common stock of 20,000,000 shares with no par value, and a stated value of $0.05 per share. As of December 31, 2001, John
E. Reed, Chairman and CEO of the Company and Stewart B. Reed, a Director of the Company and son of John E. Reed, together beneficially own a majority of the outstanding shares of the Company's common stock.

         By a vote of its shareholders at its annual meeting of shareholders on May 22, 1996, the Company amended its Articles of Incorporation to authorize 10,000,000 shares of a new class (or classes) of preferred stock (the Preferred Stock) and to eliminate both its $5.00 convertible, non-cumulative, non-voting, $100 par, preferred stock (the Convertible Preferred) and its $6.00, $100 par, redeemable preferred stock (the Redeemable Preferred). As of December 31, 2001 no shares of the Preferred Stock have been issued.


9. INCOME TAXES

         Income tax expense from discontinued operations was $7,499,000, $561,000, and $364,000, for 2001, 2000, and 1999, respectively. Discontinued
operations are discussed at greater length in Note 3. Income from Continuing Operations before income taxes included foreign income of $1,505,000, $1,559,000, and $223,000, in 2001, 2000, and 1999, respectively. Income tax expense from continuing operations consisted of the following:

                                                              2001                   2000                 1999
                                                              ----                   ----                 ----
                                                                               (in thousands)
Federal Income Tax:

                  Current                                  $ 2,325                $ 5,694              $ 8,075
                  Deferred                                  (4,214)                 2,252                1,137

State Income Tax:

                  Current                                      552                    831                  934
                  Deferred                                    (942)                   238                  169

Foreign Income Tax:
                  Current                                      557                     18                   18
                  Deferred                                     289                    699                   96
                                                         ---------               --------         ------------

         Income Tax Expense (Benefit)                     ($ 1,433)               $ 9,732             $ 10,429
                                                           ========               =======             ========


         Total income tax expense from continuing operations differed from "expected " income tax expense, computed by applying the U.S. federal income tax rate of 35% to earnings before income tax, as follows:

                                                              2001                   2000                 1999
                                                              ----                   ----                 ----
                                                                               (in thousands)


Computed "expected" income tax                            ($ 1,279)               $ 9,147              $ 9,833
State income tax, net of federal tax benefit                    (7)                   812                  775
Foreign tax rate differential                                   47                     47                    7
Valuation Allowance                                              0                   (119)                 ---
Other - net                                                   (194)                  (155)                (186)
                                                           --------              ---------          -----------
Income Tax Expense (Benefit)                              ($ 1,433)               $ 9,732             $ 10,429
                                                           ========               =======             ========


         A deferred income tax (expense) benefit results from temporary timing differences in the recognition of income and expense for income tax and financial reporting purposes. The components of and changes in the net deferred tax assets (liabilities) which give rise to this deferred income tax (expense) benefit for the year ended December 31, 2001 are as follows:

                                                                                 Change
                                                      December 31,              (Expense)           December 31,
                                                          2000                   Benefit                2001
                                                                               (in thousands)

Deferred Tax Assets:

Warranty Reserve                                         $   806                $    (10)                 $  796
Compensated Absences                                       1,020                     (31)                    989
Inventory Valuation                                          449                       2                     451
Equity Losses in Investee                                  ---                     5,734                   5,734
Accounts Receivable Valuation                                717                     412                   1,129
Federal Tax Credit Carryforward                              466                    (466)                    ---
State Tax Operating Loss/Credit

   Carryforward                                              261                     197                     458
Foreign Tax Operating Loss
   Carryforward                                              796                    (796)                    ---
Deferred Income on Sale of Assets

   to Non-consolidated Investees                             159                     ---                     159
Other                                                         84                     696                     780
                                                          ------                 -------                  ------
Total Gross Deferred Tax Assets                            4,758                   5,738                  10,496


Deferred Tax Liabilities:
Prepaid Expenses                                          (1,106)                    278                    (828)
Depreciation and Amortization                             (5,396)                  1,173                  (4,223)
                                                          -------                  -----                  -------

       Deferred Tax Liabilities                           (6,502)                  1,451                  (5,051)
                                                          -------                  -----                  -------
       Net Deferred Tax Benefit (Liability)              ($1,744)                 $7,189                  $5,445


         At December 31, 2001, the Company has state tax operating loss carry forwards of approximately $7,138,000, which are available to reduce future income taxes payable, subject to applicable "carry forward" rules and limitations. These losses begin to expire after the year 2007. All of the foreign net operating loss carry forwards were fully utilized prior to December 31, 2001.

         Cash paid for income taxes was $10,711,000, $7,756,000, and $10,191,000, for the years ended December 31, 2001, 2000, and 1999, respectively.


10. LEASES

         Related Party Leases

         The Company leases various manufacturing facilities and equipment from companies owned by certain officers and directors of the Company, either directly or indirectly, through affiliates. The leases generally provide that the Company will bear the cost of property taxes and insurance.

         Details of the principal operating leases with related parties as of December 31, 2001 including the effect of renewals and amendments executed subsequent to December 31, 2001 are as follows:

                                               Date                              Basic              Minimum
                                                Of                              Annual              Future

                                               Lease           Term             Rental              Rentals
                                               -----           ----             ------              -------
                                                                                  (dollars in thousands)

Sterling Realty Trust

Land and Building - Main                      01/01/00          5 years            $ 282               $ 846
Land and Building - Engineering               07/01/98          5 years               77                 115
Land and Building - South Complex             01/01/94         14 years              257               1,798
Land and Building - Torrington *              07/01/99          5 years              121                 281


Rudbeek Realty Corp.

(Farmville Location)                            7/1/97       13.5 years              436               3,703


MacKeeber (see Note 12)
(South Windsor Location)                      01/01/97          8 years              325                 974


         * On July 1, 1999, a portion of this building was leased for 5 years at a monthly rent expense of $6,292. On October 1, 2000 additional space on the first floor was leased for 5 years at a monthly rent expense of $2,053.


     All Leases


         Rent expense for operating leases, including those with related parties, was $3,527,000, $3,066,000, and $2,685,000, for the years ended
December 31, 2001, 2000, and 1999, respectively.



         Future minimum lease payments under all noncancellable leases as of December 31, 2001 are as follows:
                                                                     Operating

                  Year Ending December 31,                         Leases
                                                                   ------
                                                         (dollars in thousands)

                  2002                                             3,416
                  2003                                             3,140
                  2004                                             2,780
                  2005                                             2,129
                  2006                                             1,622

                  After 2006                                       2,371
                                                                   -----


                  Total minimum lease payments                  $ 15,458
                                                                ========



11. EMPLOYEE BENEFIT PLANS


       The Company maintains a qualified non-contributory profit-sharing plan covering all eligible employees. Contributions to the plan were $1,383,000, $1,296,000, and $1,183,000, for the years ended December 31, 2001, 2000, and
1999, respectively. Contributions to the Plan are defined as three percent (3%) of gross wages up to the current Old Age, Survivors, and Disability (OASDI) limit and six percent (6%) of the excess over the Old Age, Survivors, and Disability (OASDI) limit, subject to the maximum allowed under the Employee Retirement Income Security Act, (ERISA). The plan's vesting terms are twenty percent (20%) vesting after 2 years of service, forty percent (40%) after 3 years, sixty percent (60%) after 4 years, eighty percent (80%) after 5 years, and one hundred percent (100%) vesting after 6 years.


       In addition to the profit-sharing plan, the Company also offers the following defined contribution benefit plans:


       The Company maintains a Retirement Savings Plan qualified under Internal Revenue Code Section 401(k) for employees covered under certain collective bargaining agreements. Service eligibility requirements differ by division and collective bargaining agreement. Participants may elect to have up to fifteen percent (15%) of their compensation withheld, up to the maximum allowed by the Internal Revenue Code. Participants may also elect to make nondeductible voluntary contributions up to an additional ten percent (10%) of their gross earnings each year within the legal limits. The Company contributes differing amounts depending upon the division's collective bargaining agreement. Contributions are funded on a current basis. Contributions to the Plan were $328,000, $330,000, and $304,000, for the years ended December 31, 2001, 2000, and 1999, respectively.


       The Company maintains a separate qualified 401(k) Plan for salaried employees not covered by a collective bargaining agreement who choose to participate. Participants may elect to have up to fifteen percent (15%) of their compensation withheld, up to the maximum allowed by the Internal Revenue Code. Participants may also elect to make nondeductible voluntary contributions up to an additional ten percent (10%) of their gross earnings each year within the legal limits. The Company contributes $0.25 of each $1.00 deferred by participants and deposited to the Plan not to exceed one and five tenths percent (1.5%) of an employee's compensation. The Company does not match any amounts for withholdings from participants in excess of six percent (6%) of their compensation or for any nondeductible voluntary contributions. Contributions are funded on a current basis. Contributions to the Plan were $528,000, $490,000, and $360,000, for the years ended December 31, 2001, 2000, and 1999, respectively.


       One of the Company's subsidiaries had a defined benefit pension plan covering certain employees prior to acquisition by the Company. As of the date of acquisition, the plan was frozen (no new participants and no credit for future service). Pension expense under this plan was approximately $15,000 for the year ended December 31, 2001.


       The Company maintains bonus plans for its officers and other key employees. The plans generally allow for annual bonuses for individual employees based upon the operating results of related profit centers in excess of a percentage of the Company's investment in the respective profit centers. The Company maintains an employment agreement with its chief executive officer.

         Approximately forty-six percent (46%) of the Company's employees are covered under collective bargaining agreements, of which seven percent (7%) of these employees are covered under agreements expected to be renewed in 2002.


12. COMMITMENTS AND CONTINGENCIES


         The Company is obligated as guarantor with respect to the debt of MacKeeber Associates Limited Partnership, a Connecticut Limited Partnership, a relatee party, under an Industrial Development Bond issued in 1984 by the Connecticut Development Authority. The balance outstanding under the bond as of December 31, 2001 was $425,000.

         The Company is obligated as a guarantor with respect to certain debt of CareCentric, Inc. (formerly Simione Central Holdings, Inc.) to its primary commercial bank, Wainwright Bank & Trust Company, in the amount of $6 million. The $6 million Wainwright credit line is secured by substantially all of CareCentric's assets. The balance outstanding under CareCentric's credit line with Wainwright Bank & Trust Company as of December 31, 2001 was $5,572,000.

         The Company is subject to several legal actions and proceedings in which various monetary claims are asserted. Management, after consultation with its corporate legal department and outside counsel, does not anticipate that any ultimate liability arising out of all such litigation and proceedings will have a material adverse effect on the financial condition of the Company except as set forth below.

         On June 26, 2001, the Company and one of its wholly owned subsidiaries received a Notice letter from the United States Environmental Protection Agency ("EPA") regarding the Company's and its subsidiary's liability as potentially responsible parties ("PRP"), and requesting that soil containing trichloroethylene ("TCE") at the subsidiary's manufacturing facility in Lisle, Illinois, be remediated. On October 4, 2001, the Company's subsidiary received an Administrative Order directing the Company's subsidiary to submit a Work Plan to address the remediation issue. The Company's subsidiary has since engaged in extensive discussions with the EPA relative to the technical details of the Work Plan. The Company's subsidiary anticipates submitting a second revised Work Plan to EPA later in April 2002. The Company's subsidiary has begun the process of managing the remediation and preparing specification for the goods and services required to achieve compliances.

         Even after the Work Plan is approved by EPA, it will be sometime before the costs of implementing the Work Plan can be quantified, because a budget must still be developed and the remedial project described in the Work Plan put out to bid. The Company's subsidiary, considering all the facts presently available to it, has accrued $2 million as of December 31, 2001 in anticipation of the remediation costs expected to be incurred, which amount was charged to the operating earnings of the Company's Metal Forming segment. Completion of the Work Plan may cost more than anticipated and the timing of completion of the Work Plan is likewise uncertain. In addition, there is no assurance that the proposed Work Plan will be effective without further supplementation.

         In High Point, North Carolina, the Company has been named as a PRP with regard to the clean up of groundwater contamination allegedly due to dumping at a landfill. The Company believes that its activity at the site represented less than one percent of all activity at the site. State authorities have received for review a report on the Remedial Investigation of the site, a base-line Risk Assessment, and a Feasibility Study of the alternative remedial options for treating groundwater contamination at or near the site. Supplemental remedial investigation has been requested and a remedial action plan has not yet been selected. The Company continues to participate in a joint defense group to help define and limit its liabilities and may be required to contribute to the remediation of groundwater contamination.

         Residents of the neighborhood to the south of the aforementioned manufacturing facility site in Lisle, Illinois, now owned by a Company subsidiary, have been certified as a class in an action against the Company and its subsidiary for alleged contamination of the neighbors' drinking water wells, allegedly due to migration off-site of historic TCE contamination of soil at the facility. Based on all available evidence contamination of the subsidiary's property predates the Company's acquisition for the subsidiary. A second group of residents in a neighborhood south of the certified class has filed a second class action complaint on the same grounds. This second action has not been certified as a class action. In two other actions, residents of six homes outside the class areas have also filed suit against the Company and its subsidiary for alleged contamination of their drinking water wells. In all of these actions, the plaintiffs seek damages for property value diminution and other relief, including punitive damages, and they are also seeking injunctions ordering that the Company's subsidiary provide permanent alternative water supplies to their neighborhoods. One individual plaintiff is also claiming a personal injury.

         In a separate action, the State of Illinois has also sued to compel the Company's subsidiary to investigate the same site for the same contamination and provide an interim supply of bottled water to certain neighborhood residents. In this action, the Company's subsidiary entered into a consent agreement with the State of Illinois pursuant to which it retained an environmental consultant to conduct the investigation requested and it instituted delivery of bottled water to certain residents.

         The Company and its subsidiary are contesting all of these claims vigorously. However, if the plaintiffs in these actions were to obtain findings of liability from a court of competent jurisdiction and assessments of significant damages, including punitive damages, such decisions could, individually or in the aggregate, materially adversely affect the Company's results of operations. Based on the information presently available to it, management does not believe that the costs of addressing the potential liability associated with these claims will have a material adverse effect on the Company's financial position or the results of operation.

         The Company's subsidiary has tendered all of these claims to its historic insurance carriers, and five carriers are reimbursing the Company's subsidiary for a substantial portion of the subsidiary's defense costs, including the costs incurred by the subsidiary under the consent agreement. However, the subsidiary's insurers have contested their liability, and the Company and its subsidiary are in litigation with the insurers regarding coverage. The insurers are seeking a declaratory judgment that they have no liability and a reimbursement of the defense costs paid by the insurers. Moreover, if any punitive damages were to be awarded to the plaintiffs in any of these suits, those punitive damages, would not in any event be covered by insurance.

         The company incurred $3.2 million, including $2 million accrued and unpaid as of December 31, 2001, in legal and other costs (net of insurance recoveries) associated with the environmental matters at its Lisle, Illinois facility in 2001, of which $1 million was charged to goodwill in the second quarter of 2001 as a resolution of a pre-acquisition contingency, in accordance with Financial Accounting Standard 38. The balance was charged to the operating earnings of the Metal Forming segment.



13. SEGMENT INFORMATION

Description of the types of products and services from which each reportable segment derives its revenues:

         As described in Note 3, the Company completed the sale of National Northeast Corporation, (National) on January 9, 2001. National represented the largest division in the Company's Metal Products segment. The Company has elected to incorporate the Metal Products segment's remaining units, Omega Flex, Inc. and Boyertown Foundry Company into the Heating, Ventilating, and Air Conditioning segment (HVAC) as of January 1, 2001. Year 2000 and 1999 segment information has been similarly reclassified for purposes of comparability.

         Effective January 1, 2001, therefore, the Company has two reportable segments: the manufacture of heating, ventilating and air-conditioning equipment
(HVAC) and the manufacture of metal handling and metal forming machinery (Metal Forming).

         The Company's HVAC segment manufactures and sells a wide variety of residential, commercial and industrial heating, cooling, and air distribution products to independent wholesale supply warehouses, to mechanical, sheet metal and other contractors, and in some cases to other HVAC manufacturers under original equipment manufacture (OEM) contracts. The products include finned tube and baseboard radiation equipment gas fired heating and ventilating equipment, air damper equipment and related air distribution products and commercial and residential boilers. The products are marketed under a number of franchise names including Sterling, Beacon Morris, Smith, Hydrotherm, RBI, Vulcan, Applied Air, Wing, AWV, ABI, Arrow, CESCO, Louvers & Dampers, Airtherm, Koldwave, Anemostat, Omega Flex, King National, King and Spacepak.


         The Company's Metal Forming Segment designs, manufactures and sells a variety of metal forming equipment and related machinery and repair parts under names such as Cooper-Weymouth, Peterson, Dahlstrom, B & K, Lockformer, Iowa Precision (IPI), Hill Engineering, Coilmate/Dickerman, Yoder, Krasny-Kaplan, Mentor AGVS and Rowe. The products are sold directly and through independent dealers to end-users and to original equipment manufacturers. The products include roll formers, wing benders, duct forming systems, plasma and water-jet cutting equipment, coil feeds, straighteners, cradles, cut-to-length lines, specialty dies, rotary punching equipment, tube feed and cut-off and flying cut-off saws, tube mills, pipe mills, and roll forming systems.


Measurement of segment profit or loss and segment assets:

         The Company evaluates performance and allocates resources based on profit or loss from operations before interest expense and income taxes, (EBIT) not including non-operating gains and losses. The accounting policies of the reportable segments are the same as those described in the significant accounting policies. Inter-segment sales and transfers are recorded at prices substantially equivalent to the Company's cost; inter-company profits on such inter-segment sales or transfers are not material.

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

Year ended
December 31, 2001
          ($ in thousands)
                                                                Metal            All
                                              HVAC             Forming          Other          Totals


Revenues from External Customers
                                             313,726            79,755           622           394,103
Intersegment & Intrasegment Revenues
                                             13,607             3,647            ---           17,254

Interest Expense (net)                         938               457              1             1,396


Depreciation Expense                          5,015             1,652            84             6,751

Amortization Expense                           990              1,528            ---            2,518

Segment Operating Profit (Loss)              21,464            (7,659)         (1,769)         12,036


Segment Assets                               174,201            85,047           263           259,511


Expenditures for
Long-lived Assets (1)                         2,667               25             ---            2,692


Year ended
December 31, 2000
          ($ in thousands)
                                                                Metal            All
                                              HVAC             Forming          Other          Totals

Revenues from External Customers
                                             311,734            63,424           829           375,987
Intersegment & Intrasegment Revenues
                                             13,528              221             ---           13,749
Interest Expense (Net)                         758               362             ---            1,120

Depreciation Expense                          6,627             1,420            11             8,058

Amortization Expense                           933               994             ---            1,927

Segment Operating Profit (Loss)              23,281             4,143           (319)          27,105


Segment Assets                               188,009            70,776           251           259,036


Expenditures for                              6,290              689             ---            6,979
Long-lived Assets (1)


Year ended
December 31, 1999
          ($ in thousands)
                                                                Metal            All
                                              HVAC             Forming          Other          Totals

Revenues from External Customers
                                             289,589            37,116          1,440          328,145
Intersegment & Intrasegment Revenues
                                             14,500             1,848            ---           16,348
Interest Expense                               40                 8              ---             48

Depreciation Expense                          5,575             1,698            ---            7,273

Amortization Expense                           571               361             ---             932

Segment Operating Profit                     27,258             1,727            208           29,193

Segment Assets                               163,751            36,382           501           200,634

Expenditures for
Long-lived Assets (1)                         5,638             1,476            ---            7,114


 (1)  Excludes long-lived assets acquired via business acquisition.

RECONCILIATION WITH CONSOLIDATED DATA:


Revenues                                                              2001            2000              1999
--------                                                              ----            ----              ----
                                                                                (dollars in thousands)


Total external revenues for reportable segments                    $ 394,103         $ 375,987       $ 328,145
Inter & Intrasegment revenues for reportable segments                 17,251            13,749          16,348
Elimination of Inter & Intrasegment revenues                         (17,251)          (13,749)        (16,348)
                                                                  -----------       -----------      ----------
     Total consolidated revenues                                   $ 394,103         $ 375,987       $ 328,145
                                                                   =========         =========       =========


Profit or Loss


Total profit or loss for reportable segments                        $ 12,036          $ 27,105        $ 29,193
Interest expense-net                                                    (722)           (1,120)           (48)
Other income (expense) net                                               (60)              149         (1,050)
Equity loss in investee                                              (14,908)         --           --
                                                                     --------     -------------------------
              Income (loss) before income taxes                      ($3,654)         $ 26,134        $ 28,095
                                                                      =======         ========        ========


Assets:


Total assets for reportable segments                              $ 259,511         $ 259,036        $ 200,634
Discontinued operations assets:
      MCS, Inc. assets                                                  ---               ---            6,760
      National Northeast assets                                 ---                    34,453           34,859
                                                           -------------          -----------      -----------
         Total consolidated assets                                $ 259,511         $ 293,489        $ 242,253
                                                                  =========         =========        =========


GEOGRAPHIC INFORMATION:

                                                                      2001            2000              1999
Revenues:

United States                                                     $ 368,735         $ 353,736        $ 308,149
Canada                                                               15,233            14,958           13,443
Other Foreign Countries                                              10,135             7,293            6,553
                                                                 ----------       -----------      -----------
     Consolidated Total                                            $394,103         $ 375,987        $ 328,145
                                                                   ========         =========        =========


Long Lived Assets:


United States                                                      $115,386          $128,325         $ 69,242
Canada                                                                1,672             1,829            2,048
Other Foreign Countries                                            ---              ---                 ---
                                                              --------------   --------------      -------------
Consolidated Total                                                 $117,058          $130,154         $ 71,290
                                                                   ========          ========         ========



14. SELECTED QUARTERLY INFORMATION (UNAUDITED)

         The table below sets forth selected quarterly information for each full quarter of 2001 and 2000.


(Dollars in thousands except per common share amounts).

2001                                                       1st              2nd            3rd              4th
----------------------------------------------------------------------------------------------------------------
                                                         Quarter          Quarter         Quarter          Quarter

Total Revenues                                           $96,294           $94,579       $104,353          $ 98,877
Gross Profit                                             $25,112           $26,571        $27,183          $ 24,810


Net Income (Loss)                                     $   11,188       $     2,626    $     2,199     ($     9,287)
Per Common Share:
     Basic                                             $     1.28       $     0.30       $     0.25      ($     1.06)
     Diluted                                           $     1.28       $     0.30       $     0.25      ($     1.06)



2000                                                        1st              2nd            3rd             4th
----------------------------------------------------------------------------------------------------------------
                                                          Quarter          Quarter         Quarter         Quarter


Total Revenues (from continuing Operations)             $ 80,566          $ 82,670       $105,867         $ 106,885
Gross Profit (from continuing Operations)               $ 23,643          $ 23,295       $ 29,131          $ 32,733

Net Income                                             $   3,539         $   2,832      $   4,034         $   6,663
Per Common Share:
     Basic                                             $     0.40       $     0.32      $     0.46        $     0.77
     Diluted                                           $     0.40       $     0.32      $     0.46        $     0.77



15. COMMON STOCK BUYBACK PROGRAM


         In 2001 and 2000, the Company continued its program of selective "open-market" purchases. 21,500 and 20,900 of such shares were acquired in 2001 and 2000, respectively. All such shares are accounted for as treasury shares. The program remains in effect in 2002.



16. STOCK OPTION PLANS

         On March 20, 1996, the Company adopted a stock option plan, the Mestek, Inc. 1996 Stock Option Plan, (the Plan), which provides for the granting of options to purchase 500,000 shares of the Company's common stock. The Plan provides for the awarding of incentive and non-qualified stock options to certain employees of the Company and other persons, including directors, for the purchase of the Company's common stock at fair market value on the grant date. The Plan was approved by the Company's shareholders on May 22, 1996. Options granted under the plan vest over a five-year period and expire at the end of ten years.

         A summary of transactions for the years ended December 31, 2001, 2000, and 1999, are as follows:
                                                                    Weighted
                                                  Number of         Average
                                                   Options       Exercise Price

         Balance - December 31, 1997               90,000            $13.75
                                    ------------------------------------------

         Balance - December 31, 1998               90,000            $13.75
                                    ------------------------------------------
         Granted                                   85,000            $20.00
                                    ------------------------------------------

         Balance - December 31, 1999              175,000            $16.79
                                    ------------------------------------------

         Balance - December 31, 2000              175,000            $16.79
                                    ------------------------------------------
         Granted                                   25,000            $23.25
                                    ------------------------------------------
         Balance - December 31, 2001              200,000            $17.60
                                    ---------=======--------------------------

         Options exercisable for the years ended December 31, 2001, 2000, and 1999, were 124,000, 89,000, and 54,000, respectively. The weighted average exercise price for all exercisable options as of December 31, 2001 was $15.46.

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


         The weighted average fair value at the date of grant for options outstanding as of December 31, 2001, 2000, and 1999 were $8.64, $8.32, and $8.32, respectively. 25,000 options were granted on December 24, 2001 at an exercise price of $23.25. The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:


                                                           Options
                                                          Granted in

                                                 2001                    1999
                                                 ----                    ----

         Expected life (years)                    10                      10
         Interest                                4.39%                   4.81%
         Volatility                             22.52%                  23.75%
         Dividend yield                           0%                      0%


         Had the fair value method of accounting been applied to the Company's stock option plan, with compensation cost for the Plan determined on the basis of the fair value of the options at the grant date, the Company's net income and earnings per share would have been as follows (in thousands except EPS data):


                                                                            Years Ended
                                                    December 31,           December 31,           December 31
                                                        2001                   2000                  1999


         Net income - as reported                     $6,726                 $17,068                 $17,917
         Net income - pro forma                       $6,627                  16,893                  17,748

         Basic Earnings per share - as reported         0.77                   $1.95                   $2.02
         Earnings per share - pro forma                 0.76                   $1.93                   $2.00


         The application of SFAS 123 for pro forma disclosure may not be representative of future effects of applying the statement.


17.  RESTRUCTURING AND SPECIAL CHARGES


         The Company recorded a restructuring charge of $774,000 in the first quarter of 2001 relating to the shutdown of certain operations and product lines at several of its manufacturing locations. Through December 31, 2001, the Company has paid expenses representing substantially all of this restructuring charge.

         The Company's subsidiary, Met Coil Systems Corporation, accrued a $2,000,000 charge in the fourth quarter of 2001 in relation to the pending environmental litigation at its Lisle, Illinois facility, as more fully described in Note 12 to the Consolidated Financial Statements. None of this amount has been expended as of December 31, 2001. The Company has not revised this estimate as of the date of this report.

         The Company accrued $1 million in bonuses related to the disposition of National Northeast Corporation, as more fully described in Note 3, Business Dispositions. Notwithstanding its connection to this non-recurring gain, the bonuses were charged to continuing operations as required by Generally Accepted Accounting Principles. The bonuses accrued were paid on March 15, 2002.

18.  SUBSEQUENT EVENTS

         As of the date of this report, the Company has made an offer proposing to make available to CareCentric, Inc. (CareCentric) (see Notes 3 & 6) aproximately $1.1 million of short-term financing to assist CareCentric with its near term working capital needs. If CareCentric meets the terms and conditions proposed by the Company in this regard, the funds will be advanced, and subsequently, this and other debt of CareCentric to Mestek will be refinanced on a long-term basis, in conjunction with the re-pricing and restructuring of the Company's equity investments in CareCentric.

Coincident with Mestek's Offer, John E. Reed, the Company's Chairman and CEO, has made an offer proposing to make available to CareCentric approximately $900,000 of short-term financing as well. If CareCentric meets the terms and conditions proposed by Mr. Reed in this regard, the funds will be advanced, and subsequently, this and other debt of CareCentric to Mr. Reed will be refinanced on a long-term basis, in conjunction with the re-pricing and restructuring of preferred stock investments in CareCentric held by Mr. Reed.

                                    PART III

         With respect to items 10 through 13, the Company will file with the Securities and Exchange Commission, within 120 days of the close of its fiscal year, a definitive proxy statement pursuant to Regulation 14A.


Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding directors of the Company will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held May 28, 2002, and to the extent required and except as set forth therein, is incorporated herein by reference. Information regarding executive officers of the Company is set forth under the caption "Executive Officers".


Item 11 - EXECUTIVE COMPENSATION

         Information regarding executive compensation will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held May 28, 2002, and, to the extent required and except as set forth therein, is incorporated herein by reference.

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


Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners and management will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held May 28, 2002, and, to the extent required and except as set forth therein, is incorporated herein by reference.


Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held May 28, 2002, and, to the extent required and except as set forth therein, is incorporated herein by reference.

                                     PART IV


Item 14 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K


                                      INDEX
                                                                      Pages of
                                                                   this report
------------------------------------------------------------------------------


Independent Auditors' Reports                                          Page 22

Financial Statements:

(a)(1)   Consolidated Balance Sheets as of December 31, 2001 and 2000
                                                               Pages 23 and 24

     Consolidated Statements of Income for the Years
     Ended December 31, 2001, 2000, and 1999                           Page 25

     Consolidated Statements of Shareholders' Equity for
     the Years Ended December 31, 2001, 2000, and 1999                 Page 26

     Consolidated Statements of Cash Flows for the Years
         Ended December 31, 2001, 2000, and 1999                       Page 27

     Notes to the Consolidated Financial Statements        Pages 28 through 47

(a)(2)   Financial Statement Schedules                                 Page 49

     II. Valuation and Qualifying Accounts                             Page 50

     All other financial statement schedules required by Item 14(a)(2) have been omitted because they are inapplicable or because the required information has been included in the consolidated financial statements or notes thereto.

(a)(3)   Exhibits

     The Exhibit Index is set forth on Pages 51 through 53

     No annual report to security holders as of December 31, 2001 has been sent to security holders and no proxy statement, form of proxy or other proxy soliciting material has been sent by the registrant to more than ten of the registrant's security holders with respect to any annual or other meeting of security holders held or to be held in 2002. Such annual report to security holders, proxy statement or form of proxy will be furnished to security holders subsequent to the filing of this Annual Report on Form 10-K.


     Separate audited 2001 Financial Statements for CareCentric, Inc. will be filed as an exhibit under Item 14 (d) as soon as they are publicly disclosed by CareCentric, Inc.

                                                                                                     Schedule II




                                  MESTEK, INC.
                        Valuation and Qualifying Accounts
                                             Years ended December 31, 2001, 2000, and 1999




                             Bal. at           Charged                          Bad Debt               Bal.
                             at Beg.             to              Other         Write-offs             at end
Year     Description         of Year           expense            (1)                                 of Year
-------------------------------------------------------------------------------------------------------------


                                            (dollars in thousands)


2001     Allowance
         for doubtful

         accounts            $ 3,746          $ 1,108           ($ 218)          ($ 396)           $ 4,239


2000     Allowance
         for doubtful
         accounts            $ 3,627          $ 1,426              $ 70        ($ 1,377)           $ 3,746

1999     Allowance
         for doubtful
         accounts            $ 3,443          $ 1,432              $ 27        ($ 1,275)           $ 3,627


  (1) Includes recoveries of amounts previously written-off, allowances for doubtful accounts of acquired companies, and deletions of allowances for doubtful accounts of disposed of companies.

  EXHIBIT INDEX

         Those documents followed by a parenthetical notation are incorporated herein by reference to previous filings with the Securities and Exchange Commission as set forth below.


Exhibit No.
Description
*************

3.1      Articles of Incorporation of Mestek, Inc., as amended             (H)

3.2      Amended and Restated By-laws of Mestek, Inc. as
                amended through December 12, 2000                          (B)

10.1     Employment Agreement dated January 1, 1982 between Mestek
         and John E. Reed                                                  (A)

10.2     Lease Agreement dated January 1, 2000 between Mestek (lessee) and
         Sterling Realty Trust (lessor); 260 North Elm                     (B)

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

10.11    1996 Mestek, Inc. Stock Option Plan.                              (G)

10.12 Amended and Restated Revolving Loans and Foreign Exchange Facilities Agreement between Mestek, Inc. and Bank Boston dated
         July 15, 1997.                                                   (I)

10.13 Second Amendment dated May 31, 2001 to Amended and Restated Revolving loans and Foreign Exchange facilities Agreement between Mestek, Inc. and Fleet National Bank

10.14    Supplemental Executive Retirement Agreements entered into between
         Mestek, Inc. and certain of its officers.                         (I)

10.15    Lease dated July 1, 1999 between Mestek (Lessee) and
         Sterling Realty Trust (Lessor) for 1st floor-Torrington Building. (M)

10.16    Lease dated July 1, 1999 between Mestek (Lessee) and Sterling Realty
         Trust (Lessor) for 3rd & 4th Floor - Torrington Building.         (M)

10.17    Lease dated October 1, 2000 between Mestek (Lessee) and
         Sterling Realty (Lessor); 1st Floor Torrington Building           (B)

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

10.24    Stock Purchase Agreement dated September 18, 2000 between Mestek, Inc.
         and Alpha Technologies Group, Inc.                                (B)

10.24.1 Amendment No. 1 dated November 10, 2000 to the Stock Purchase Agreement dated September 18, 2000 between Mestek, Inc. and
         Alpha Technologies Group, Inc.                                    (B)

10.25 Stock Purchase Agreement dated July 2, 2001 between Formtek, Inc. as purchaser and Roger Steel, Richard D. Nelson, John B. Strang, and Vivian Steel as sellers.

10.26 Asset Purchase Agreement dated December 14, 2001 between King Company, United Dominion Industries, Inc. and Mestek, Inc.

10.27 Participation Agreement dated as of December 31, 2001 by and among John E. Reed, Mestek, Inc. and CareCentric, Inc.

11.1    Schedule of Computation of Earnings per Common Share.

22.1    Subsidiaries of Mestek, Inc.

        (A) Filed as an Exhibit to the Registration Statement 33-7101, effective July 31, 1986

        (B) Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2000

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

(J) Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 1997.

(K) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(L) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(M) Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999.

                                                                   Exhibit 11.1


                                  MESTEK, INC.
              Schedule of Computation of Earnings Per Common Share




                                                                                        Years Ended December 31,
                                                                                2001           2000         1999
                                                                                ----           -----------------


                                                                   (dollars in thousands, except earnings per share)
-------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations                                    ($   2,221)    $  16,402     $  17,666
                                                                             ----------    ---------     ---------
Income from Discontinued Segments                                                8,947           666           251
                                                                              --------           ---           ---
Net Income                                                                    $  6,726     $  17,068     $  17,917
                                                                              ========     =========     =========

Basic Earnings (Loss) per Common Share:
Continuing Operations                                                       ($    0.25)    $    1.87    $     1.99
Discontinued Operations                                                           1.02          0.08          0.03
                                                                               -------   -----------  ------------
Net Income                                                                   $    0.77     $    1.95    $     2.02


Basic Weighted Average Shares Outstanding                                        8,723         8,744         8,857
                                                                             =========     =========    ==========


Diluted Earnings (Loss) Per Common Share:
Continuing Operations                                                        ($   0.25)    $    1.87    $     1.99
Discontinued Operations                                                           1.02          0.08          0.03
                                                                            ----------   -----------  ------------
Net Income                                                                   $    0.77     $    1.95    $     2.02
                                                                             =========     =========    ==========


Diluted Weighted Average Shares Outstanding                                      8,765         8,760         8,887
                                                                             =========    ==========    ==========

                                                                  Exhibit 22.1




                              LIST OF SUBSIDIARIES

                                AT MARCH 20, 2002


                                                            Jurisdiction of
Name Formation
Advanced Thermal Hydronics, Inc.                            Delaware
Airtherm, L.L.C.                                            Delaware
Anemostat, Inc.                                             Delaware
Boyertown Foundry Company                                   Pennsylvania
Deltex Partners, Inc.                                       Delaware
Formtek, Inc.                                               Delaware
     Met-Coil Systems Corporation                           Delaware
     Hill Engineering, Inc.                                 Illinois
     Formtek Cleveland, Inc. (f/k/a SNS Properties, Inc.)   Ohio
         Krasny-Kaplan, Inc. (sub of SNS)                   Ohio
Gentex Partners, Inc.                                       Texas
     Mestex, Ltd. (Texas limited partnership)               Texas
     Yorktown Properties, Ltd. (Texas limited partnership)  Texas
HBS Acquisition Corporation                                 Delaware
Keyser Properties, Inc.                                     Delaware
Lexington Business Trust (Massachusetts business trust)     Massachusetts
Mestek Canada, Inc.                                         Ontario
1470604 Ontario, Inc.                                       Ontario
Mestek Foreign Sales Corporation                            U.S. Virgin Islands
Mestek Technology, Inc.                                     Delaware
Omega Flex, Inc.                                            Pennsylvania
Pacific/Air Balance, Inc.                                   California
Westcast, Inc.                                              Massachusetts

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

                                    MESTEK, INC.


Date:  March 29, 2002             By:    /S/ John E. Reed
                                     ------------------------------------------
                                     John E. Reed, Chairman of the Board
                                     and Chief Executive Officer

Date:  March 29, 2002             By:    /S/ Stephen M. Shea
                                     ---------------------------------------
                                     Stephen M. Shea, Senior Vice President
                                     Finance, Chief Financial Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Date:  March 29, 2002            By:    /S/ A. Warne Boyce
                                    -------------------------------------------
                                    A. Warne Boyce, Director




Date:  March 29, 2002            By:    /S/ William J. Coad
                                    -------------------------------------------
                                    William J. Coad, Director





Date:  March 29, 2002            By:    /S/ Winston R. Hindle, Jr.
                                    -------------------------------------------
                                    Winston R. Hindle, Jr., Director




Date:  March 29, 2002            By:    /S/ David W. Hunter
                                    -------------------------------------------
                                    David W. Hunter, Director




Date:  March 29, 2002            By:    /S/ David M. Kelly
                                    -------------------------------------------
                                    David M. Kelly, Director

Date:  March 29, 2002            By:    /S/ John E. Reed
                                    -------------------------------------------
                                    John E. Reed, Director




Date:  March 29, 2002            By:    /S/ Stewart B. Reed
                                    -------------------------------------------
                                    Stewart B. Reed, Director