Form 10-K/A
period 2001-12-31
MESTEK INC
filed 2002-05-03
CIK 65195

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  AMENDMENT 1
                                   Form 10-K/A
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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

                                     PART IV


Item 14 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K


The purpose of this amendment is:

        (1) to file Exhibit 10.28, Audited Financial Statements of CareCentric, Inc.for 2001, as referenced in Item 14 of Mestek's Form 10K for 2001.

        (2) to file Exhibit 10.13, Second Amendment dated May 31, 2001 to Amended and Restated Revolving loans and Foreign Exchange facilities Agreement between Mestek, Inc. and Fleet National Bank.

        (3) to file Exhibit 10.25, Stock Purchase Agreement dated July 2, 2001 between Formtek, Inc. as purchaser and Roger Steel, Richard D. Nelson, John B. Strang, and Vivan Steel as sellers.

        (4) to file Exhibit 10.26, Asset Purchase Agreement date December 14, 2001 between King Company, United Dominion Industries, Inc. and Mestek, Inc.

        (5) to file Exhibit 10.27, Participation Agreement dated as of December 31, 2001 by and among John E. Reed, Mestek, Inc. and CareCentric, Inc.

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

10.28 Audited Financial Statements of CareCentric, Inc. for year ended December 31, 2001

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

(J) Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 1997.

(K) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(L) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(M) Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and the Board of Directors of CareCentric, Inc.:

We have audited the accompanying consolidated balance sheets of CARECENTRIC, INC. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the years in the three year period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CareCentric, Inc. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II included herein is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                             /s/ GRANT THORNTON LLP

Boston, Massachusetts
April 12, 2002

                                         CARECENTRIC, INC.
                                    CONSOLIDATED BALANCE SHEETS

                                                                          DECEMBER 31,
                                                              --------------------------------------
                                                                   2001                   2000
                                                              ----------------       ---------------
                                   ASSETS
Current assets:
     Cash and cash equivalents                                    $   201,000           $   362,000
     Accounts receivable, net of allowance for
       doubtful accounts of $1,042,000 and $551,000,
       respectively                                                 4,185,000             8,484,000
     Prepaid expenses and other current assets                        608,000               701,000
     Notes receivable                                                 413,000                     -
                                                              ----------------       ---------------
       Total current assets                                         5,407,000             9,547,000

Purchased software, furniture and equipment, net                    1,533,000             1,957,000
Intangible assets, net                                              5,437,000            23,405,000
Other assets                                                          431,000               211,000
                                                              ----------------       ---------------
       Total assets                                             $  12,808,000          $ 35,120,000
                                                              ================       ===============

        LIABILITIES AND SHAREHOLDERS EQUITY (DEFICIT)
Current liabilities:
     Line of credit                                              $  5,572,000          $  5,996,000
     Notes Payable                                                          -               600,000
     Accounts payable                                               2,185,000             1,156,000
     Accrued compensation expense                                     593,000               616,000
     Accrued liabilities                                            6,574,000             7,447,000
     Customer deposits                                              2,120,000             2,496,000
     Unearned revenues                                              3,981,000             5,001,000
                                                              ----------------       ---------------
       Total current liabilities                                   21,025,000            23,312,000


Accrued liabilities, less current portion                             750,000               128,000

Notes payable long-term                                             5,343,000               600,000

Commitments and contingencies

Shareholders' equity (Deficit):
     Preferred Stock ; 10,000,000 shares authorized
     Series B Preferred, $.001 par value;
       5,600,000  issued and outstanding; liquidation
       value $1.27                                                      6,000                 6,000
     Series C Preferred, $.001 par value;
       850,000  issued and outstanding; liquidation
       value $1.35                                                      1,000                 1,000
     Series D Preferred, $.001 par value;
       398,000  issued and outstanding; liquidation
       value $2.92                                                          -                     -
     Series E Preferred, $.001 par value;
       210,000 issued and outstanding; liquidation
       value $1.00                                                          -                     -
     Common stock, $.001 par value; 20,000,000 shares
       authorized;
       4,371,350 shares issued and outstanding at
          December 31, 2001
       3,849,816 shares issued and outstanding at                       4,000                 4,000
          December 31, 2000

     Additional paid-in capital                                    21,070,000            21,070,000
     Stock warrants                                                 1,000,000             1,000,000
     Accumulated deficit                                         (36,391,000)          (11,001,000)
                                                              ----------------       ---------------
       Total shareholders' equity (Deficit)                      (14,310,000)            11,080,000
                                                              ----------------       ---------------
       Total liabilities and shareholders' equity (Deficit)      $ 12,808,000          $ 35,120,000
                                                              ================       ===============

See notes to consolidated financial statements

                                                CARECENTRIC, INC.
                                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         YEARS ENDED DECEMBER 31,
                                                         ---------------------------------------------------------
                                                             2001                  2000                 1999
                                                         --------------       ---------------       --------------
Net revenues                                              $ 20,446,000          $ 19,574,000          $16,648,000

Costs and expenses:
    Cost of revenues                                         8,217,000             8,478,000           10,563,000
    Selling, general and administrative                     10,715,000            10,756,000            4,077,000
    Research and development                                 6,158,000             6,174,000            1,051,000
    Amortization and depreciation                            3,865,000             3,481,000              230,000
    Write down of intangibles                               11,799,000                     -                    -
    Restructuring charge                                       675,000                     -                    -
                                                         --------------       ---------------       --------------
    Total costs and expenses                                41,429,000            28,889,000           15,921,000
                                                         --------------       ---------------       --------------

    Loss from operations                                   (20,983,000)           (9,315,000)             727,000

Other income (expense):
    Other income (expense)                                           -               (6,000)                    -
    Interest expense                                       (1,314,000)             (710,000)                    -
    Interest and other income                                   37,000                74,000               45,000
                                                         --------------       ---------------       --------------
Income (loss) before taxes                               $(22,260,000)         $ (9,957,000)            $ 772,000
                                                         ==============       ===============       ==============

    Income tax benefit (expense)                              (15,000)               154,000            (306,000)
                                                         --------------       ---------------       --------------
Income (loss) from continuing operations                 $(22,275,000)          $(9,803,000)            $ 466,000

Discontinued operations
    Loss on disposal of discontinued operations            (2,632,000)                     -                    -

    Income (loss) from operations of
        discontinued segment before taxes                    (483,000)             (442,000)              251,000

    Applicable tax expense                                           -                     -              100,000
                                                         --------------       ---------------       --------------
Net (loss) income from discontinued operations             (3,115,000)             (442,000)              151,000
                                                         --------------       ---------------       --------------

Net  (loss) income                                       $(25,390,000)         $(10,245,000)            $ 617,000
                                                         ==============       ===============       ==============

Cumulative preferred dividends                               (722,000)             (569,000)                    -

Net (loss) income available to common shareholders       $(26,112,000)         $(10,814,000)            $ 617,000
                                                         ==============       ===============       ==============

(Loss) income per share - basic and diluted
    From continuing operations                              $   (5.21)            $   (2.87)             $   0.31
Weighted average common shares -
    basic and diluted                                        4,272,000             3,418,000            1,490,000
                                                         ==============       ===============       ==============
Net (loss) income per share - basic and diluted
   From discontinued operations                            $   (0.73)            $   (0.13)             $   0.10
Weighted average common shares -
    basic and diluted                                        4,272,000             3,418,000            1,490,000
                                                         ==============       ===============       ==============
Net (loss) income per share - basic and diluted             $   (5.94)            $   (3.00)             $   0.41
Weighted average common shares -
    basic and diluted                                        4,272,000             3,418,000            1,490,000
                                                         ==============       ===============       ==============

Net loss (income) per share - basic and diluted available
    to common shareholders                                  $   (6.11)            $   (3.16)             $   0.41

Weighted average common shares -
    basic and diluted                                        4,272,000             3,418,000            1,490,000
                                                         ==============       ===============       ==============

                 See notes to consolidated financial statements

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, 1999

                                     COMMON                PREFERRED        ADDITIONAL                              TOTAL
                             ----------------------- ----------------------  PAID-IN               ACCUMULATED   SHAREHOLDERS'
                               SHARES      STOCK      SHARES      STOCK      CAPITAL    WARRANTS     DEFICIT        EQUITY
                             ----------- ----------- ---------- ----------- ----------- ---------- ------------  -------------

Balance at December 31, 1998      1,000     $ 1,000          -     $     -   $ 230,000      $   - $(1,212,000)   $ (981,000)
                             ----------- ----------- ---------- ----------- ----------- ---------- ------------  -------------

Net income                                                                                             617,000       617,000

Distribution of ProfitWorks
  Division                                                                      80,000                                80,000
Contribution to Paid in
  Capital                                                                      950,000                               950,000
Dividend paid                                                                                        (161,000)     (161,000)
                             ----------- ----------- ---------- ----------- ----------- ---------- ------------  -------------
Balance at December 31, 1999      1,000      $1,000          -     $     -  $1,260,000      $   -   $(756,000)    $  505,000
                             ----------- ----------- ---------- ----------- ----------- ---------- ------------  -------------

MCS, Inc. shares eliminated
  in merger                     (1,000)     (1,000)                                                                  (1,000)

CareCentric, Inc.
  Shares post merger, $.001
  par value                   3,850,000      4,000           -           -  19,810,000  1,000,000                 20,814,000

Issuance of $.001 par value
  preferred stock in
  connection with merger              -           -  6,848,000       7,000                                   -         7,000
Series B, 5,600,000 shares
Series C,  850,000 shares
Series D,  398,000 shares                                                -

Net loss                                                                                           (10,245,000)  (10,245,000)
                             ----------- ----------- ---------- ----------- ----------- ---------- ------------  -------------
Balance at December 31, 2000  3,850,000      $4,000  6,848,000     $ 7,000  21,070,000  1,000,000  (11,001,000)    11,080,000
                             ----------- ----------- ---------- ----------- ----------- ---------- ------------  -------------

Issuance of $.001 par value
  common stock                  593,000                                                                                    -

Cancellation of $.001 par
  value common stock           (72,000)                                                                                    -

Issuance of $.001 par value
  Series E preferred stock,
  210,000 shares                                             -           -                                                 -

Net loss                                                                                           (25,390,000)  (25,390,000)
                             ----------- ----------- ---------- ---------- ----------- ---------- ------------ --------------
Balance at December 31, 2001  4,371,000      $4,000  6,848,000     $ 7,000 $21,070,000 $1,000,000 $(36,391,000) $(14,310,000)
                             =========== =========== ========== ========== =========== ========== ============ ==============

                 See notes to Consolidated Financial Statements

                                               CARECENTRIC, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                       YEARS ENDED DECEMBER 31,
                                                       ---------------------------------------------------------
                                                            2001                2000                1999
                                                       ----------------   -----------------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                         $(25,390,000)     $  (10,245,000)        $     617,000


ADJUSTMENTS  TO  RECONCILE  NET (LOSS)  INCOME TO NET
  CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:
    Provision for doubtful accounts                             500,000             538,000                    -
    Amortization and depreciation                             4,252,000           3,960,000              240,000
    Loss on discontinued operations                           2,632,000                   -                    -
    Write down of intangibles                                11,799,000                   -                    -

CHANGES IN ASSETS AND LIABILITIES, NET OF
  ACQUISITIONS:
    Accounts receivable                                       2,101,000           (929,000)            (205,000)
    Prepaid expenses and other current assets                    90,000             159,000              115,000
    Other assets                                                138,000           1,122,000            (983,000)
    Accounts payable                                          1,447,000         (2,684,000)              281,000
    Accrued compensation                                       (23,000)            (88,000)            (395,000)
    Accrued liabilities                                        (26,000)           (730,000)              557,000
    Customer deposits                                         (376,000)             949,000            (270,000)
    Unearned revenues                                       (1,020,000)             726,000            (242,000)
                                                       ----------------   -----------------   ------------------
         Net cash used in operating activities              (3,876,000)         (7,222,000)            (285,000)
                                                       ----------------   -----------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Assets and liabilities disposed of                             (16,000)                   -                    -
Purchase of software, furniture and equipment                 (327,000)           (658,000)            (597,000)
                                                       ----------------   -----------------   ------------------
         Net cash used in investing activities                (343,000)           (658,000)            (597,000)
                                                       ----------------   -----------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received in connection with MCS merger                           -           3,547,000                    -
Capital contribution from former parent Mestek to MCS                 -                   -            1,030,000
Payment on notes payable                                              -           (150,000)                    -
Proceeds from notes payable                                           -             600,000                    -
Increase (decrease) in line of credit                         4,058,000           4,198,000                    -
Dividends paid (to Mestek by MCS)                                     -                   -            (161,000)
                                                       ----------------   -----------------   ------------------
         Net cash provided by  financing
           activities                                         4,058,000           8,195,000              869,000
                                                       ----------------   -----------------   ------------------

         Net change in cash and cash equivalents              (161,000)             315,000             (13,000)

Cash and cash equivalents, beginning of period                  362,000              47,000               60,000
                                                       ----------------   -----------------   ------------------

Cash and cash equivalents, end of period                   $    201,000        $    362,000         $     47,000
                                                       ================   =================   ==================

                 See notes to consolidated financial statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MCS AS DEEMED ACQUIRER OF CARECENTRIC, INC.

     On March 7, 2000, CareCentric, Inc. (formerly known as Simione Central Holdings Inc.) ("CareCentric") and MCS, Inc. ("MCS") merged in a transaction ("the CareCentric/MCS merger", also described as "the MCS/Simione merger") accounted for as a reverse acquisition for financial reporting purposes. In connection with the acquisition, CareCentric issued 1,489,853 shares of its common stock in exchange for all the outstanding common stock of MCS, and thereby, the former shareholders of MCS acquired control of CareCentric. As a result, for financial reporting purposes MCS is considered the acquiring company; hence, the historical financial statements of MCS became the historical financial statements of CareCentric and include the results of operations of CareCentric only from the effective acquisition date.

     The weighted average common shares for the year ended December 31, 2000 are recast in the accompanying Consolidated Statements of Operations to give effect to the 1,489,853 shares of CareCentric common stock that were issued to the MCS shareholders in connection with the CareCentric/MCS merger on March 7, 2000 as though such shares had been outstanding for the entire period. For the period from January 1, 2000 through March 6, 2000, therefore, 1,489,853 shares of issued and outstanding CareCentric common stock are deemed to be owned by the MCS shareholders. For the period from March 7, 2000 through December 31, 2000, there were 3,849,816 total shares of issued and outstanding Company common stock (after giving effect to the CareCentric/MCS merger). The weighted average shares for the year ended December 31, 1999 are also recast to give effect to the 1,489,853 shares of CareCentric common stock that were issued to the MCS shareholders pursuant to the CareCentric/MCS merger as though such shares had been outstanding for the entire period.

BASIS OF PRESENTATION

     The consolidated financial statements prepared by the Company include the results of operations of the parent company and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated.

     These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or classification of liabilities that might be necessary should the Company be unable to continue to operate in the normal course of business. See Note 17 to the accompanying Consolidated Financial Statements.

     Certain prior period amounts have been reclassified to conform to the 2001 financial statement presentation of discontinued operations.

DESCRIPTION OF BUSINESS

     The Company is a provider of information technology systems and related services and consulting services designed to enable home health care providers to more effectively operate their businesses and compete in the prospective payment system (PPS) and managed care environments. The Company's focus is to help home health care providers streamline their operations and better serve their patients. CareCentric offers several comprehensive software solutions. Each of these software solutions is designed to enable customers to generate and utilize comprehensive financial, operational and clinical information. In addition to its software solutions and related software support services, the Company's home health care consulting services assist providers in addressing the challenges of reducing costs, maintaining quality, streamlining operations and re-engineering organizational structures, as well as assisting with regulatory compliance and merger and acquisition due diligence.

MANAGEMENT ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

     The Company recognizes revenue under SOP 97-2. The Company recognizes software license revenue when the following criteria are met: (1) a signed and executed contract is obtained; (2) delivery has occurred; (3) the license fee is fixed and determinable; (4) collection is probable; and (5) remaining obligations under the license agreement are immaterial. The Company sells and invoices software licenses and maintenance fees as separate contract elements, except with respect to first year maintenance which is sold in the form of a bundled turnkey system. The Company has established vendor specific objective evidence related to the value of maintenance fees. Where applicable, the Company uses the residual value method to allocate software revenue between licenses and first year maintenance.

     Revenues are derived from the licensing and sub-licensing of software, the sale of computer hardware, accessories and supplies, implementation and training products and services, forms and case plans, and software maintenance and support services. For the year ended December 31, 2001, the Company recorded total revenues of $20.4 million. The Company's core product lines of STAT2 and MestaMed accounted for 28.0% and 38.3% respectively of the $20.4 million in revenues.

     To the extent that software and services revenues result from software support, implementation, training and technical consulting services, such revenues are recognized monthly as the related services are rendered or, for software support revenues, over the term of the related agreement. To the extent that software and services revenues result from software licenses, computer hardware and third-party software revenues, such revenues are recognized when the related products are delivered and collectability of fees is determined to be probable, provided that no significant obligation remains under the contract. Limited amounts of revenues derived from the sale of software licenses requiring significant modification or customization are recorded based upon the percentage of completion method using labor hours or contract milestones. Software support or maintenance allows customers to receive unspecified enhancements and regulatory data updates in addition to telephone support.

     Third-party software and computer hardware revenues are recognized when the related products are shipped. Software support agreements are generally renewable for one-year periods, and revenue derived from such agreements is recognized ratably over the period of the agreements. The Company has historically maintained high renewal rates with respect to its software support agreements. The Company generally charges for software implementation, training and technical consulting services as well as management consulting services on an hourly or daily basis. The Company is now offering "tiered pricing" for implementation of new systems whereby the customer pays a fixed fee for a certain level of packaged services and daily fees for services beyond the package.

     Revenues for post-contract customer support are recognized ratably over the term of the support period, which is typically one year. Post contract customer support fees typically cover incremental product enhancements, regulatory updates and correction of software errors. Separate fees are charged for significant product enhancements, new software modules, additional users, and migrations to different operating system platforms.

     Subsequent to delivery, the Company frequently delivers a variety of add-on software and hardware components. Revenues from these sales are recognized upon shipment.

     In addition to software licenses, software maintenance and support, and related hardware, the Company also provides computer-based training, CD-ROMs and a number of ancillary services including on site implementation and training, classroom training, consulting and "premium" and after-hours support. Revenues from such products and services are recognized monthly as such products are delivered and such services are performed.

     Unbilled receivables typically represent revenues from ancillary services performed and earned in the current period but not billed until subsequent periods, usually within one month. Unearned revenues represent amounts billed for which revenue recognition has not yet occurred.


PURCHASED SOFTWARE, FURNITURE AND EQUIPMENT

     Purchased software, furniture and equipment are carried at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income for the period.


SOFTWARE DEVELOPMENT EXPENSES

     Costs incurred to establish the technological feasibility of computer software products are expensed as incurred. The Company's policy is to capitalize costs incurred between the point of establishing technological feasibility and general release only when such costs are material. For the years ended December 31, 2001, 2000, 1999, the Company had no capitalized computer software and development costs.

CASH EQUIVALENTS

     All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.


INTANGIBLE ASSETS AND LONG-LIVED ASSETS

     Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying amount. The application of SFAS No. 121 resulted in an impairment loss of $11.8 million recorded in the fourth quarter of 2001, see Note 7. Prior to the impairment adjustment, the intangible assets arising from the CareCentric/MCS merger were amortized using the straight-line method over the estimated useful lives of the related assets as more fully disclosed in Notes 6 and 7. The measurement of the recorded impairment was based upon comparing the projected undiscounted future cash flow from the use of the assets against the unamortized carrying value of the assets in the financial statements.

     Effective July 1, 2001, the Company adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets in 2001" is effective January 1, 2002 and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," is effective January 1, 2002. These new standards supersedes the Company's current accounting for Intangible Assets under SFAS No. 121 as discussed below in the section Recent Accounting Pronouncements.


INCOME TAXES

     The Company accounts for income taxes using the asset/liability method which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amount and the tax bases of assets and liabilities.

NET (LOSS) EARNINGS PER SHARE

     The Company calculates earnings per share under SFAS No. 128, "Earnings Per Share." Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share for the years 2001 and 2000 exclude the effects of options, warrants and conversion rights as they would be anti-dilutive, and as a result, basic and diluted earnings are the same for the years 2001 and 2000. For the year 1999, there were no potentially dilutive instruments outstanding.

                                                               FOR YEAR ENDED DECEMBER 31,
                                                ----------------------------------------------------------
                                                     2001                   2000                 1999
                                                ---------------        ---------------        ------------
     Numerator:
        Net (loss) income after cumulative
          deferred dividends                     $(26,112,000)          $(10,814,000)           $ 617,000
                                                ===============        ===============        ============

     Denominator:
        Denominator for basic and diluted
           earnings per share- weighted -
           average shares                            4,272,000              3,418,000           1,490,000
                                                ===============        ===============        ============

     Net (loss) income per share - basic
        and diluted for common shareholders        $   (6.11)             $   (3.16)            $   0.41
                                                ===============        ===============        ============


STOCK BASED COMPENSATION

     Employee stock options are accounted for under SFAS No. 123 (and its related interpretations) which allows the use of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" which allows providing disclosure of compensation cost - see Note 12 to the Consolidated Financial Statements.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate their fair value.

     Notes receivable and payable: The carrying amounts of the Company's notes receivable and payable approximates their fair value.

RECENT ACCOUNTING PRONOUNCEMENTS

     In 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for the Company's first quarter of the fiscal year ending December 31, 2001. The adoption of SFAS No. 133 did not have a material impact on the Company's financial position or results of operations.

     On December 3, 1999, the SEC released Staff  Accounting  Bulletin 101, (SAB
101) "Revenue Recognition in Financial Statements". This bulletin established more clearly defined revenue recognition criteria than previously existing accounting pronouncements. On June 26, 2000, the SEC released SAB 101B, which delayed the required implementation of SAB 101 until no later than the fourth quarter of fiscal years ending December 31, 2000. The effects of this bulletin were not material to its financial position, results of operations or cash flow.

     The Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Intangible Assets in 2001. SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No. 142. Major provisions of these Statements and their effective dates for the Company are as follows: (i) all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001, (ii) intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability, (iii) goodwill and intangible assets with indefinite lives acquired after June 30, 2001, will not be amortized (effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization), (iv) effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator and (v) all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. Following the accounting for impairment discussed below, which has been made under the rules of SFAS 121, the Company believes that the effect of adopting SFAS No. 141 and 142 will be limited to changes in amortization expense for periods after December 31, 2001. Additionally, the assembled workforce intangible asset will be recharacterized as goodwill, which will not be amortized under the rules of SFAS No. 142.

     On October 3, 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that replaced SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." The primary objectives of this project were to develop one accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sales and to address significant implementation issues. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of Account Principles Board (APB) Opinion no. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The provisions of SFAS No. 144 will apply to the Company effective January 1, 2002. The Company is currently reviewing the impact of these provisions.


NOTE 2 -- DISCONTINUED OPERATIONS

     The discontinued operations reported in the Company's results of operations for the year ending December 31, 2001 relate to the Company's Simione Consulting segment which was sold on September 28, 2001. The Consulting business, previous to its sale, was the Company's only separately reported segment of business. Accordingly, the Company no longer reports segment information. The Consulting business segment was discontinued through a transaction which sold certain of the assets of the Company's wholly-owned subsidiary, Simione Consulting, Inc., to Simione Consultants, L.L.C. ("Simione"), which is owned and controlled by William Simione, Jr., a director of the Company. The total sales price was approximately $2.0 million plus the assumption of certain liabilities by Simione. The Company's net pre-tax loss on the disposal was approximately $2.6 million and resulted from a write-off of the intangible assets associated with the Consulting segment as identified at the merger date of March 7, 2000 with MCS.

     Summarized financial information for the discontinued Consulting segment is as follows:

                                                               000'S
                                                       ----------------------
                                                          2001       2000
                                                       ----------- ----------
Operating Revenue                                          $3,417     $5,393

(Loss) before Provision for Income Taxes                    (484)      (442)

(Loss) from Discontinued Operations
   Net of Income Tax                                        (484)      (442)

Current Assets                                                 --      1,033
Total Assets                                                   --      4,472

Net Assets of Discontinued Operations                       $  --     $1,643

     The discontinued operations reported in the Company's results of operations for the year ending December 31, 1999 relate to MCS's Profitworks segment which was distributed to MCS's former parent company, Mestek Inc., on September 1, 1999.


NOTE 3 -  RESTRUCTURING CHARGE

     A restructuring charge of $675,000 (including terminated leases and contracts of $244,000 and severance of $431,000, respectively) was incurred in April 2001 as the result of the Company approving a plan to close one remote support office and to downsize the workforce at its remaining facilities. As of December 31, 2001, that plan was fully completed and the restructuring charge was completely expended.


NOTE 4 - CARECENTRIC/MCS MERGER

     On March 7, 2000, MCS completed the merger with CareCentric, Inc. (formerly known as Simione Central Holdings Inc.) ("CareCentric"). CareCentric issued 1,489,853 shares of common stock to MCS stockholders in exchange for all of the outstanding shares of MCS common stock. This number of shares has been adjusted to reflect a one-for-five reverse stock split that was completed by CareCentric immediately prior to the merger. In connection with the closing of the merger, Mestek invested $6.0 million in CareCentric in exchange for 5.6 million shares of Series B preferred stock and warrants to purchase 400,000 shares (on a split adjusted basis) of CareCentric common stock and $0.87 million in exchange for 170,000 shares of Series C Preferred Stock.

     As required by Generally Accepted Accounting Principles (GAAP), the effects of the merger on the Company's assets and liabilities have been excluded from the operating section of the cash flow statement for reporting purposes.

     Pro-forma unaudited results assuming the merger took place as of January 1, 1999, and further assuming that the acquisition of CareCentric Solutions, Inc. by CareCentric on August 12, 1999 took place on January 1, 1999, are as follows:

                                                                   FOR YEAR ENDED DECEMBER 31,
                                                                  2000                    1999
                                                            -----------------       ------------------
Revenue                                                       $   23,586,000           $   35,221,000
(loss) continuing operations                                  $ (11,654,000)           $ (12,066,000)
(loss) discontinued operations                                $            -           $       15,100
(loss) per share -continuing basic and diluted                $       (3.41)           $       (8.10)
(loss) per share -discontinuing basic and diluted             $         0.00           $         0.64
Net (loss) per share - basic and diluted                      $       (3.41)           $       (7.45)


NOTE 5 - NOTES RECEIVABLE

     The Company has certain Notes Receivable of varying maturities which have resulted from the sale of the assets of the Consulting segment, financing to a customer for purchase of a new software system, and the employment contract of Mr. Jack Arthur, former Senior Vice President of Information Technology. The Consulting segment Note Receivable is due from Mr. William Simione Jr., currently a Director of the Company, and the President and Chief Executive Officer of the acquirer of the Consulting business, Simione Consulting, LLC, and past Chief Executive Officer of the Consulting segment when it was part of the Company. The Customer note occurred in the normal course of business. The Note receivable from Mr. Jack Arthur was the final balance resulting from a term in Mr. Arthur's employment agreement with the Company. Mr. Arthur's employment was terminated during 2001 and the balance of the note was forgiven as part of the restructuring charge discussed in Note 3 above.

     The amounts and term of each note is summarized in the table below.

                                           NOTES RECEIVABLE
                           -------------------------------------------------
                                                       CUSTOMER
                           CONSULTING   MR. ARTHUR       NOTE       TOTAL
                           -----------  ------------   ---------  ----------
Balance 12-31-00                    -      $157,000           -    $157,000
                           ===========  ============   =========  ==========
Balance 12-31-01             $707,000             -    $137,000    $844,000
                           ===========  ============   =========  ==========

Interest Rate                   8.50%         7.00%       5.65%

Obligation Term

Principal amounts due
        2002                 $298,000             -    $115,000    $413,000
        2003                 $215,000             -     $22,000    $237,000
        2004                 $194,000             -           -    $194,000
                           -----------  ------------   ---------  ----------
                             $707,000       $    --    $137,000    $844,000
                           ===========  ============   =========  ==========


NOTE 6 - PURCHASED SOFTWARE, FURNITURE AND EQUIPMENT

     Purchased software, furniture and equipment consisted of the following:

                                                              DEPRECIATION
                                DECEMBER        DECEMBER       ESTIMATED
                                31, 2001        31, 2000      USEFUL LIVES
                               ------------    ------------   -------------

Furniture and Fixtures         $ 1,428,000      $1,551,000      10 years
Computer equipment and
  purchased software             6,237,000       6,050,000      5 years
                               ------------    ------------
                                 7,665,000       7,601,000

Accumulated depreciation       (6,132,000)     (5,644,000)
                               ------------    ------------

                               $ 1,533,000     $ 1,957,000
                               ============    ============


NOTE 7 - INTANGIBLE ASSETS

     As a result of the merger with MCS on March 7, 2000, the Company capitalized $26.5 million of intangible assets. Those assets were amortized according to various lives ranging from five to nine years. In accordance with Financial Accounting Standard No. 121, the Company is required to periodically review the value of its intangible assets. During the fourth quarter of 2001, the Company's analysis and review, utilizing the methodology of SFAS No. 121, resulted in an $11.8 million impairment loss of the intangible assets of the Company. The major reasons for the impairment were new technologies being integrated in the Company's current and future products causing its existing product platforms to have reduced future revenue generation capability, and an expectation that immediate opportunities for new software sales are lower than were forecasted at the time of the merger with MCS.

     The following table summarizes the Company's changes in account balances for its Intangible Assets during the year ended December 31, 2001.

                                                                                        12/31/01
                             ORIGINAL       ASSETS        IMPAIRMENT    ACCUMULATED     NET BOOK      AMORTIZATION
                               COST        DISPOSED       WRITE-DOWN    AMORTIZATION      VALUE          PERIOD
                           -------------  ------------   -------------  -------------  -------------  --------------
Developed technology        $10,650,000       $     -    $(4,220,000)   $(2,441,000)    $ 3,989,000      8 years
Customer base                 1,700,000     (510,000)               -      (242,000)       $948,000      9 years
Assembled workforce           2,300,000     (422,000)       (941,000)      (437,000)        500,000      5 years
Goodwill                     11,851,000   (2,484,000)     (6,639,000)    (2,728,000)              -            -
                           -------------  ------------   -------------  -------------  -------------
                            $26,501,000   $(3,416,000)   $(11,800,000)  $(5,848,000)     $5,437,000
                           =============  ============   =============  =============  =============


NOTE 8 - NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

                                                           DECEMBER 31,         DECEMBER
                                                               2001             31, 2000
                                                           --------------     -------------
SHORT TERM:
Line of Credit                                                $5,572,000        $5,996,000
Note Payable  - Mestek                                                 -           600,000
                                                           --------------     -------------
                                                              $5,572,000        $6,596,000
                                                           ==============     =============
LONG TERM:
Convertible Note Payable - B.C. O'Donnell                      $ 600,000         $ 600,000
Convertible Note Payable - J.E. Reed (1)                       3,500,000                 -
Note Payable  - Mestek                                         1,019,000                 -
Note Payable  - Mestek Capitalized Interest                       40,000                 -
Note Payable  - J.E. Reed Capitalized interest                   184,000                 -
                                                           --------------     -------------
                                                              $5,343,000         $ 600,000
                                                           ==============     =============

(1)  Includes Mestek's participation in the J.E. Reed Facility

Line of Credit:

     On July 12, 2000, the Company entered into a $6.0 million Loan and Security Agreement facility with Wainwright Bank and Trust Company (the Wainwright Facility), a commercial bank, under which the Company granted a first priority position on substantially all of its assets as security. The Wainwright Facility was used to pay off the line of credit with Silicon Valley Bank, certain short-term loans from Mestek, Inc. (a related party, See Note 14), and a loan from David O. Ellis. Borrowings under the Wainwright Facility accrue interest, at the bank's prime rate per annum, require monthly payments of interest and mature on July 12, 2002. The Company's obligations under the Wainwright Facility are guaranteed by Mestek in consideration of which the Company has issued a warrant to Mestek to purchase 104,712 shares of the Company's common stock as more fully explained in Note 12 to these Financial Statements.

Convertible Note Payable - Barrett C. O'Donnell:

     On November 11, 1999, Simione borrowed $500,000 from Barrett C. O'Donnell and $250,000 from David O. Ellis, both on an unsecured basis, and executed promissory notes in connection therewith. Dr. Ellis and Mr. O'Donnell are directors of the Company. When the CareCentric/MCS merger was completed on March 7, 2000, the Company succeeded to both of these obligations. The note payable to Dr. Ellis, which accrued interest at 9% per annum, was paid in full on July 12, 2000 in advance of its August 15, 2000 maturity. The note payable to Mr. O'Donnell included interest at 9% per annum, was scheduled to mature on May 11, 2002, and required quarterly payments of accrued interest. On August 8, 2000, the $500,000 note payable to Mr. O'Donnell, together with $100,000 of deferred salary, was cancelled in exchange for a $600,000 subordinated note, convertible into CareCentric common stock at a strike price of $2.51 per share, with interest at 9% per annum and a five-year maturity. In January 2002, this loan was amended to change the interest rate to prime plus two percent and to change the terms of payment of interest for 2002 to require that one-half of the accrued interest be timely paid each quarter and the balance to be paid on December 31, 2003 or to be converted into an additional convertible note.

Note Payable - Mestek:

     The Company is obligated under an eighteen month unsecured promissory note in the principal amount of $1,019,000 payable to Mestek Inc. which bears interest at prime plus one and one half percent (1.5%), with interest payable semiannually and which matures on June 30, 2003. This note covers funds advanced by Mestek to CareCentric to cover payroll and accounts payable obligations incurred by the Company during the period of its transition of senior lenders from Silicon Valley Bank to Wainwright Bank and Trust Company, accrued and unpaid interest thereon and the unreimbursed portion of Mr. Bruce Dewey's salary for the periods from November 9, 1999 to October 31, 2001 when he was Chief Executive Officer of the Company.

J.E. Reed Facility:

     On June 22, 2000, the Company entered into a new financing facility (the J.
E. Reed Facility) provided by John E. Reed, Chairman of CareCentric and the Chairman and Chief Executive Officer of Mestek, Inc. The J. E. Reed Facility consists of a $6.0 million subordinated line of credit, convertible into common stock of the Company at a strike price of $2.51 per share, with interest at 9% per annum and a five-year maturity. The J. E. Reed Facility can be drawn down by the Company as needed in $500,000 increments and is secured by a second position on substantially all of the Company's assets. No borrowings were outstanding under the J. E. Reed Facility as of December 31, 2000; however, borrowings at December 31, 2001 stand at $3,500,000, $1,000,000 of which was participated to Mestek, Inc. effective December 31, 2001 and $2,500,000 of which remains held by Mr. Reed. On December 31, 2001, the facility was amended to change the interest rate to prime plus two percent, to change the payment term for unpaid 2001 interest to require payment at December 31, 2003, or to convert the outstanding unpaid interest to additional convertible notes, in the amount of $184,438 at the option of Mr. Reed, and in the amount of $40,463 at the option of Mestek, and to change the terms of payment of interest for 2002 to require that one-half be timely paid each quarter and the balance be paid on December 31, 2003 or be converted to additional convertible notes.

     The Company is obligated under a number of capital lease obligations originally entered into by CareCentric related to computer equipment formerly used in CareCentric's business.

     Cash paid interest was $491,000, $510,000 and $0 during the years ended December 31, 2001, 2000 and 1999, respectively.

     Maturities of long-term debt in each of the next five years are as follows in thousands:

                2002                    $   -
                2003                    1,243
                2004                        -
                2005                    4,100
                2006
                                   -----------
                      Total            $5,343
                                   ===========

     The fair value of the Company's long-term debt is estimated based on the current interest rates offered to the Company for debt offered under the liquidity conditions and credit profile of the Company. Management believes the carrying value of debt and the contractual values of the outstanding letters of credit approximate their fair values as of December 31, 2001.


NOTE 9 - COMMITMENTS AND CONTINGENCIES

     CONTINGENCIES

     The Company is engaged in various legal and regulatory proceedings arising in the normal course of business which management believes will not have a material adverse effect on its financial position or results of operations.

     Simione Central Holding, Inc., a subsidiary of CareCentric now known as SC Holding, Inc. ("SC Holding") was one of several defendants named in a "whistleblower" lawsuit related to alleged Medicare fraud filed under the False Claims Act in the Northern District of Georgia (U.S. ex re. McLendon v. Columbia/HCA Healthcare Corp., et al., No. 97-VC-0890 (N.D. Ga.)). The lawsuit involves alleged claims that SC Holding allegedly participated in a conspiracy with Columbia/HCA and other third parties to bill inflated and fraudulent claims to Medicare. On July 21, 1999, the Justice Department issued notice that it had elected not to join in the claims asserted against SC Holding by Donald
McLendon, who is a former employee of an unrelated service provider to Columbia/HCA. Although the Justice Department joined the suit with regard to other defendants, it specifically declined to intervene with regard to SC Holding. In late 2000, CareCentric was advised by Mr. McLendon's attorney that notwithstanding the declination by the Justice Department, Mr. McLendon intends to pursue "whistleblower" claims against SC Holding directly. Through March 22, 2002, no such action has been taken and nothing further has been heard from McLendon's attorney over one year. Management believes that this claim has been abandoned. In the event a claim is asserted, however, CareCentric and SC Holding intend to vigorously defend against it.

     COMMITMENTS

     The Company leases its office facilities and certain equipment under various operating lease agreements. These leases require the Company to pay taxes, insurance, and maintenance expenses and provide for renewal options at the then fair market rental value of the property.

     Aggregate annual rental payments for operating leases with non-cancelable lease terms in excess of one year, net of non-cancelable subleases, are as follows:

                                     LEASE OBLIGATIONS
                              --------------------------------
                                                   Net of
          Years Ending            Gross           Sublease
          December 31,         Obligations       Agreements
        ------------------    --------------    --------------
        2002                    $ 2,359,000       $ 1,160,000
        2003                      1,154,000         1,145,000
        2004                        960,000           960,000
        2005                        719,000           719,000
        2006                        443,000           443,000
        Thereafter                  110,000           110,000
                              --------------    --------------
                    Total       $ 5,745,000       $ 4,537,000
                              ==============    ==============

     Aggregate annual rental payments for operating leases with noncancelable lease terms in excess of one year.

     Rent expense approximated $1.1 million, $1.2 million, and $0.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 10 - INCOME TAXES

     Deferred income taxes reflect the net effect of temporary differences between the financial reporting carrying amounts of assets and liabilities and income tax carrying amounts of assets and liabilities. The components of the Company's deferred tax assets and liabilities are as follows:

                                                            YEARS ENDED DECEMBER 31,
                                                       -----------------------------------
                                                          2001                 2000
                                                      --------------      ---------------
Deferred tax assets:
     Net operating loss                               $  13,946,000       $ 10,900,000
     Severance and other restructuring charges              837,000            837,000
     Allowance for doubtful accounts                        396,000            929,000
     Deferred revenue                                     2,264,000          2,864,000
     Depreciation                                            33,000            226,000
     Other                                                  333,000            575,000
                                                      --------------     ---------------
Total deferred tax assets                                17,809,000         16,331,000
Valuation allowance                                    (17,809,000)       (16,331,000)
                                                      --------------     ---------------
                                                      $           -      $           -
                                                      ==============     ===============

     The Company has approximately $36.7 million of net operating losses for income tax purposes, including approximately $22.0 million incurred by Simione Central Holdings, Inc. prior to the merger on March 7, 2000, available to offset future taxable income. Such losses begin expiring in 2006. The Company's use of the net operating losses incurred by Simione prior to the merger is subject to limitations in the Internal Revenue Code relating to changes in ownership. A valuation allowance reducing the total net deferred tax assets set forth above to zero has been recorded based on management's assessment that it is "more likely than not" that this net asset is not realizable as of December 31, 2001.

     Actual income tax expense differs from the "expected" amount (computed by applying the U.S. Federal corporate income tax rate of 34% to the loss before income taxes) as follows:

                                                                     YEARS ENDED DECEMBER 31,
                                                         2001               2000                    1999
                                                     --------------    ----------------        ---------------

Federal tax benefit computed at statutory rates      $  (7,853,000)       $(3,483,000)           $     262,000
State income taxes, net of federal effect               (1,351,000)          (615,000)                  44,000
Other, net                                                5,217,000            463,000                       -
Change in valuation allowance                             4,002,000          3,481,000                       -
                                                     --------------    ----------------        ---------------
Income tax expense (Benefit)                         $       15,000        $ (154,000)           $     306,000
                                                     ==============    ================        ===============



NOTE 11 - EMPLOYEE BENEFIT PLANS

     The Company has adopted 401(k) plans that cover substantially all employees. The Company contributes to the plans based upon the dollar amount of each participant's contribution. The Company made contributions to these plans of approximately $140,000, $189,000 and $76,000 in 2001, 2000 and 1999,
respectively. These contributions relate to the MCS 401(k) Plan for 1999 and to the CareCentric, Inc. 401(k) Plan (formerly Simione Central Holdings, Inc.
Plan), which survived the merger, for 2001 and 2000.

NOTE 12 - SHAREHOLDERS' EQUITY

     Subsequent to the CareCentric/MCS Merger on March 7, 2000, the Company's Shareholders' Equity (all on a split-adjusted basis) is comprised of the following:

     Common Shares - 20,000,000 shares authorized, $.001 par value, 4,371,350 shares issued and outstanding as of December 31, 2001. 1,489,853 of such shares were issued on March 7, 2000 to the former MCS common shareholders. 606,904 of such shares were issued on March 7, 2000 to the former preferred shareholders and noteholders of CareCentric Solutions, Inc., which shares were converted from Series A Preferred Stock into CareCentric (formerly known as Simione Central Holdings Inc.) common shares in connection with the merger.

     Pursuant to the terms of the July 12, 1999 Merger Agreement by which Simione acquired the stock of CareCentric Solutions, Inc., the Company was required to issue up to an additional 606,904 shares of common stock to the former preferred shareholders and noteholders of CareCentric Solutions if the average closing price of the Company's stock for the period October 1, 2000 through December 31, 2000 is not equal to or greater than $15.00 per share. Since the Company's average closing stock price for the fourth quarter of 2000 was less than $15.00 per share, on March 19, 2001, the Company issued 593,688 shares of its common stock to the former preferred shareholders and noteholders of CareCentric Solutions. As required by generally accepted accounting principles, no value was assigned to these shares as it was deemed not to impact total consideration paid. The Company asserted that it was not required to issue 13,216 additional shares of its common stock as well as 150,740 shares of common stock that were being held by it in escrow under the terms of the CareCentric Solutions Merger Agreement based upon various indemnification and expense overages claims it believes it had against the former CareCentric Solutions preferred shareholders and noteholders. On May 16, 2001, the Company finalized a settlement of these claims with the representative of the former CareCentric Solutions parties pursuant to which 88,586 shares of common stock were released from escrow and distributed to the former CareCentric Solutions preferred shareholders and noteholders, the remaining 62,154 escrow shares were cancelled, no additional shares of common stock will be issued, and the parties executed a comprehensive settlement agreement.

     Pursuant to a comprehensive settlement agreement on June 28, 2001, between Sterling Star, Inc., Mr. Wade (President of Sterling Star, Inc.) and the Company, certain disputes related to the acquisition of a product named Tropical software, were settled. Under the terms of the settlement, 10,000 shares of stock originally issued to Sterling Star were returned to the Company and were cancelled.

     Preferred Stock-10,000,000 shares authorized

     Series B Preferred Stock -$.001 par value, 5,600,000 shares issued. The shares of Series B Preferred Stock are held by Mestek, Inc. (Mestek) and were issued in consideration of $6,000,000 paid to CareCentric, Inc. on March 7, 2000, in the form of cash and debt forgiveness. The Series B Preferred shares, as originally issued, carried 2,240,000 common share votes (on a split-adjusted basis) and were entitled to a 9% cumulative dividend, among other rights. In connection with the Company's application for listing on the Nasdaq SmallCap Market, the Company reached an agreement with Mestek on June 12, 2000, under which Mestek agreed to allow the aforementioned number of common share votes to be reduced to 1,120,000 in consideration for the issuance by the Company to Mestek of a warrant to acquire up to 490,396 shares of CareCentric common stock, as more fully described below.

     Series C Preferred Stock - $.001 par value, 850,000 shares issued. The shares of Series C Preferred Stock are held by Mestek, Inc. and result from the conversion at the March 7, 2000 merger of a pre-existing $850,000 convertible note payable to Mestek, Inc. The Series C Preferred shares carry 170,000 common share votes (on a split adjusted basis) and are entitled to an 11% cumulative dividend, among other rights.

     Series D Preferred Stock - $.001 par value, 398,406 shares issued. The shares of Series D Preferred Stock are held by John E. Reed and were issued on June 12, 2000 in consideration of $1.0 million paid to the Company in cash. The Series D Preferred shares have a 9% annual cumulative dividend, are convertible into common stock at an initial conversion price of $2.51 per share, limit the ability to issue dilutive stock options and have voting rights equal to those of the common stock, among other rights.

     Series E Preferred Stock - $.001 par value, 210,000 shares issued under a restricted stock award. The shares of Series E Preferred Stock are held by John
R. Festa and the rights to those shares were granted on November 10, 2001. The Series E Preferred shares are entitled to certain voting, dividend, liquidation and conversion rights.

     Common Stock Warrants - In connection with the issuance of the Series B Preferred Stock described above, Mestek, Inc. received a warrant to acquire up to 400,000 shares of the Company's common stock at a per share exercise price equal to $10.875. In connection with the waiver by Mestek, Inc. of certain voting rights previously granted to it, Mestek received on June 12, 2000, a warrant to acquire up to 490,396 shares of the Company's common stock for a term of 3 years at a per share exercise price equal to $3.21. In connection with Mestek's guarantee of the Company's obligations under the line of credit from Wainwright Bank and Trust Company, as more fully explained in Note 5 to these Financial Statements, Mestek received on July 12, 2000, a warrant to acquire up to 104,712 shares of the Company's common stock for a term of 3 years at a per share exercise price equal to $2.51. The aforementioned number of shares and per share prices are all on a split-adjusted basis. Other warrants existing prior to the merger transaction to acquire up to 25,000 shares of common stock remain outstanding.

     STOCK OPTIONS - Options totaling 1,000 shares were outstanding and vested under the now discontinued 1997 SCHI NQ (Directors) Plan at an exercise price of $60.00. Non-plan options totaling 107,453 shares, of which 90,787 are exercisable, were outstanding at exercise prices ranging from $2.51 to $45.00. The Simione Central Holding Inc. 1997 Omnibus Equity-Based Plan (the "Plan") is the only continuing stock option plan of the Company. The Plan offers both incentive stock options and non-qualified stock options. The Company is authorized to grant options of up to 900,000 shares of common stock. Options totaling 464,206 shares were outstanding, of which 176,045 shares are exercisable, at exercise prices ranging from $1.25 to $73.55. In 2001, options totaling 152,500 shares of common stock were granted to directors and employees of the Company, (127,500 incentive options to employees and 25,000 non-qualified options to directors), pursuant to the Plan at exercise prices ranging from $1.25 to $3.25 per share. The foregoing information is provided as of April 8, 2002.


     A summary of the Company's stock option activity from December 31, 1999 is as follows:

                                                           WEIGHTED
                                                           AVERAGE
                                             NUMBER OF     EXERCISE
                                              OPTIONS        PRICE
                                            ------------   -----------
Outstanding at December 31, 1999                      -             -
                                            ------------   -----------
Options Assumed                                 398,452       $ 24.10
Granted                                         274,800       $  3.70
Exercised                                             -       $     -
Forfeited and Cancelled                       (101,593)       $ 33.65
                                            ------------   -----------
Outstanding at December 31, 2000                571,659       $ 12.45
                                            ------------   -----------
Granted                                         152,500       $  2.15
Exercised                                             -       $     -
Forfeited and Cancelled                       (145,870)       $ 16.11
                                            ------------   -----------
Outstanding at December 31, 2001                578,289       $  8.11
                                            ============   ===========

                                                             AS OF DECEMBER 31, 2001
                                -----------------------------------------------------------------------------------
                                              OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                                -------------------------------------------------    ------------------------------
                                                     WEIGHTED
                                                     AVERAGE         WEIGHTED                           WEIGHTED
                                                    REMAINING         AVERAGE                           AVERAGE
                                    NUMBER         CONTRACTUAL       EXERCISE           NUMBER          EXERCISE
RANGE OF EXERCISE PRICES          OUTSTANDING     LIFE IN YEARS        PRICE          EXERCISABLE        PRICE
-----------------------------   ----------------  ---------------  --------------    ---------------  -------------
$  2.50            $    7.36            385,500        9.10            $    3.09             77,672       $   3.71
$  7.36            $   14.71            122,288        6.20            $    9.96            111,288       $  10.07
$ 14.71            $   22.07             13,000        4.20            $   15.96             13,000       $  15.96
$ 29.42            $   36.78             40,965        5.30            $   32.22             40,965       $  32.22
$ 36.78            $   44.13              5,000        4.70            $   42.50              5,000       $  42.50
$ 44.13            $   51.49              8,000        6.00            $   45.00              8,000       $  45.00
$ 51.49            $   58.84              2,080        5.00            $   55.63              2,080       $  55.63
$ 58.84            $   66.20              1,000        5.40            $   60.00              1,000       $  60.00
$ 66.20            $   73.55                456        2.40            $   73.55                456       $  73.55
                                ----------------  ---------------  --------------    ---------------  -------------
                                        578,289        8.00            $    8.11            259,461       $  14.33
                                ================                                     ===============


     In connection with the Simione/MCS merger on March 7, 2000, Mestek was granted a series of options to purchase a total of approximately 378,295 shares of the Company's common stock (on a split-adjusted basis). These options are exercisable only to the extent that outstanding CareCentric options, warrants or other conversion rights are exercised. These options were designed to prevent dilution of Mestek's ownership interest in the Company after the merger. As options, warrants and other common rights are forfeited or cancelled, Mestek's option rights are correspondingly reduced. Due to the contingent nature of these options, they have been excluded from the above table. At December 31, 2001, 159,573 shares of such options were available under the original terms of issuance.

     For the purposes of pro forma disclosures, the estimated fair value of the stock options is amortized to expense over the options' vesting periods. Risk-free interest rates of 4.31% and 5.34%; no dividends; a volatility factor of the expected market price of the Company's common stock of 1.40685 and 1.40685; and a weighted-average expected life of the options of 3.97 years and
7.10 years for 2001 and 2000, respectively. The weighted average fair value assigned to options granted in 2001 and 2000 was $1.35 and $3.86, respectively. For 2001 and 2000 respectively the Company's pro forma net loss and net loss per share (basic and diluted) are $25,390,000 and $10,941,000 and $5.94 and $3.20 for 2001 and 2000 respectively.


STOCK PURCHASE WARRANTS

     At December 31, 2001, the Company had outstanding warrants to purchase shares of the Company's common stock as follows:

                            EXERCISE
        COMMON SHARES        PRICE         EXPIRATION DATE
        ---------------  --------------   -------------------
                25,000         $  5.00    February 24, 2005
               104,712         $  2.51    July 12, 2003
               490,396         $  3.21    June 30, 2003
               400,000         $ 10.88    March 7, 2003
        ---------------
             1,020,108
        ===============


NOTE  13  -- SELECTED QUARTERLY INFORMATION (UNAUDITED)

     The table below sets forth selected quarterly information for each full quarter of 2001 and 2000.

                                                             FISCAL YEAR 2001
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                         ---------------------------------------------------------
                                            MAR. 31,       JUNE 30,      SEPT. 30,      DEC. 31,
                                         -------------  ------------- -------------- -------------
Net revenues:                                 $ 5,679         $5,302        $ 4,769        $4,696

Costs and expenses:
    Cost of revenues                            2,108          2,004          1,646         2,459
    Selling, general and administrative         2,825          2,711          2,550         2,629
    Research and development                    1,767          1,609          1,413         1,369
    Write down of intangibles                       -              -              -        11,799
    Amortization and depreciation                 951            950          1,011           952
    Restructuring Charges                           -            675              -             -
                                         -------------  ------------- -------------- -------------
    Total costs and expenses                    7,651          7,949          6,620        19,209
                                         -------------  ------------- -------------- -------------

(Loss) from operations                        (1,972)        (2,647)        (1,851)      (14,513)

Other (expense) income:
    Interest expense                            (300)          (327)          (219)         (466)
    Interest and other income                     126             68             29         (187)
                                         -------------  ------------- -------------- -------------
(Loss) before taxes                           (2,146)        (2,906)        (2,041)      (15,166)
                                         -------------  ------------- -------------- -------------

    Income tax benefit (expense)                    -              -              -          (15)
                                         -------------  ------------- -------------- -------------
Net (loss) income from continuing
   operations                                 (2,146)        (2,906)        (2,041)      (15,181)
                                         -------------  ------------- -------------- -------------

Discontinued operation
    Loss on disposal of discontinued
      operations                                    -              -        (2,632)             -

    Income from operations of
    discontinued segment before taxes           (185)           (73)          (226)             -

    Applicable tax expense                          -              -              -             -

Net (loss) from operations and disposal
   of discontinued segment                      (185)           (73)        (2,858)             -
                                         -------------  ------------- -------------- -------------
Net  (loss) income                          $ (2,331)      $ (2,979)      $ (4,899)    $ (15,181)
                                         =============  ============= ============== =============

Cumulative preferred dividends                  (176)          (178)          (180)         (186)

Net (loss) available to
    common shareholders                     $ (2,507)      $ (3,157)      $ (5,079)    $ (15,367)
                                         =============  ============= ============== =============



(Loss) per share - basic and
   diluted from continuing operations       $  (0.55)       $ (0.66)       $ (0.47)     $  (3.47)
Weighted average common shares -
   basic and diluted                            3,922          4,418          4,371         4,371
                                         =============  =============== ============= =============
Net (loss) per share - basic and diluted
   From discontinued operations             $  (0.05)       $ (0.02)       $ (0.65)       $     -
Weighted average common shares -
   basic and diluted                            3,922          4,418          4,371         4,371
                                         =============  =============== ============ =============
Net (loss) per share - basic and diluted     $ (0.59)       $ (0.67)       $ (1.12)      $ (3.47)
Weighted average common shares -
   basic and diluted                            3,922          4,418          4,371         4,371
                                         =============  ============== ============== =============

Net (loss) per share - basic and diluted
   available to common shareholders          $ (0.64)       $ (0.71)       $ (1.16)      $ (3.52)

Weighted average common shares -
   basic and diluted                            3,922          4,418          4,371         4,371
                                         =============  ============= ============== =============


                                                                FISCAL YEAR 2000
                                                     (in thousands, except per share data)
                                         ---------------------------------------------------------
                                           MAR. 31,       JUNE 30,      SEPT. 30,      DEC. 31,
                                         -------------  -------------  -------------  ------------

Net revenues:                                 $ 4,000        $ 6,257        $ 7,177        $2,140

Costs and expenses:
       Cost of revenues                         2,547          3,954          2,621         (644)
       Selling, general and
         administrative                         1,453          1,624          3,253         4,426
       Research and development                   711          1,780          1,897         1,786
       Amortization and depreciation              426          1,183          1,027           845
                                         -------------  -------------  -------------  ------------
       Total costs and expenses                 5,137          8,541          8,798         6,413
                                         -------------  -------------  -------------  ------------

(Loss) from operations                        (1,137)        (2,284)        (1,621)       (4,273)

Other (expense) income:
       Other (expense) income                     (6)              -              -             -
       Interest expense                          (76)          (189)          (265)         (180)
       Interest and other income                   12             28             68          (34)
                                         -------------  -------------  -------------  ------------
(Loss)  income before taxes                   (1,207)        (2,445)        (1,818)       (4,487)
                                         -------------  -------------  -------------  ------------

       Income tax benefit (expense)               157              -            (6)             3
                                         -------------  -------------  -------------  ------------
(Loss) income from continuing
   operations                                 (1,050)        (2,445)        (1,824)       (4,484)
                                         -------------  -------------  -------------  ------------

Discontinued operation
       Loss on disposal of
         discontinued operations                    -              -              -             -

       Income from operations of
         discontinued segment before
         taxes                                      -          (303)           (21)          (118)

       Applicable tax expense                       -              -              -             -




Net (loss) from operations and disposal
   of discontinued segment                           -          (303)           (21)         (118)
                                         -------------  -------------  -------------  ------------
Net  (loss) income                           $(1,050)       $(2,748)       $(1,845)      $(4,602)
                                         =============  =============  =============  ============

Cumulative preferred dividends                   (42)          (161)          (185)         (181)

Net (loss) available to common
   shareholders                              $(1,092)       $(2,909)       $(2,030)      $(4,783)
                                         =============  =============  =============  ============

(Loss) per share - basic and diluted
   From continuing operations                 $(0.50)        $(0.64)        $(0.47)      $ (1.16)
Weighted average common shares -
   basic and diluted                            2,113          3,850          3,850         3,850
                                         =============  ============================  ============
Net (loss) per share - basic and diluted
   From discontinued operations                 $   -        $(0.08)        $(0.01)      $ (0.03)
Weighted average common shares -
   basic and diluted                            2,113          3,850          3,850         3,850
                                         =============  ============================  ============

Net (loss) per share - basic and diluted      $ (0.50)       $ (0.71)       $ (0.48)       $(1.20)

Weighted average common shares
   - basic and diluted                          2,113          3,850          3,850         3,850
                                         =============  ============================  ============

Net (loss) per share - basic and diluted
    available to common shareholders         $ (0.52)       $ (0.76)       $ (0.53)       $(1.24)

Weighted average common shares -
       basic and diluted                        2,113          3,850          3,850         3,850
                                         =============  ============================  ============


     Quarterly earnings per share figures do not arithmetically add to the full years 2001 and 2000 earnings per share due to interim changes in weighted average shares outstanding during 2001 and 2000 and due to rounding. The numbers below reflect the effect of a one for five reverse stock split effected in connection with the MCS/Simione merger on March 7, 2000. The basic loss per share for the year 2000 has been changed to conform with the 2001 calculation which includes the dividends associated with each Series of cumulative Preferred Stock.


NOTE 14 - RELATED PARTY TRANSACTIONS

     The Company has subleased certain space to Healthfield, Inc. which is a Mestamed customer and has a significant shareholder who was a former member of the board of directors of the Company. The original lease and related sublease expires on December 31, 2002 and requires annual sublease payments equal to the original lease payments of approximately $730,000.

     R. Bruce Dewey is President and Chief Operating Office of Mestek, Inc. and Winston R. Hindle, Jr., a director of the Company, is a director of Mestek, Inc. Mestek has certain investments in the Company in the form of notes, convertible notes, warrants, stock options and preferred stock as described in Note 8 and
Note 12 to these Financial Statements.

     The Company has a note receivable from Simione Consultants, LLC of $707,000 at December 31, 2001. On September 28, 2001, the Company discontinued its Consulting business segment by closing the sale of certain of the assets of its wholly-owned subsidiary, Simione Consulting, Inc. ("Consulting") to Simione Consultants, LLC, which is owned and controlled by William J. Simione, Jr., a director and former officer of CareCentric. The total sales price was approximately $2.0 million plus the assumption of certain liabilities. The sale was made pursuant to an asset purchase agreement. William Simione, Jr. has resigned as an officer of CareCentric, however, William Simione, Jr. remains a director of CareCentric. The assets sold under the agreement included the Consulting accounts receivable, computer equipment, and miscellaneous prepaid expenses. Consideration received consisted of approximately $1.0 million in cash and $1.0 million in notes, $770,000 with a 36-month term and $230,000 with 5-month term. The cash proceeds were used to pay down CareCentric's line of credit.

     As of December 31, 2001, the Company had a promissory note outstanding to Barrett C. O'Donnell, a director of the Company, as described in Note 8 to these Financial Statements.

     John E. Reed is a director and a significant, but not controlling, shareholder of the Wainwright Bank and Trust Company which has provided the Company with a $6.0 million line of credit, as more fully explained in Note 8 to the Financial Statements.

     John E. Reed, Chairman of the Company and Chairman and Chief Executive Officer of Mestek, Inc., has provided the Company with a $6.0 million line of credit (unrelated to the Wainwright Bank and Trust $6.0 million line of credit described above) as more fully described in Note 8 to the Financial Statements and has also purchased $1.0 million of the Company's Series D Preferred Stock on June 12, 2000, as more fully described in Note 12 to these Financial Statements. An independent committee of the Company's Board of Directors, consisting of Barrett C. O'Donnell and David O. Ellis, negotiated the terms of Mr. Reed's debt and equity investments in the Company. The issuance of 398,406 shares of Series D Preferred Stock to Mr. Reed for his $1.0 million equity investment was based on a per share price of $2.51, which was the 5-day average closing price of CareCentric common stock as of the date of the final negotiation of the terms of Mr. Reed's purchase. The conversion price for Mr. Reed's $6.0 million loan, which converts into CareCentric common stock as described in more detail in Note 8 to these Financial Statements, is also $2.51 per share. On December 31, 2001, $3.5 million was outstanding under this credit facility, $2.5 million payable to Mr. Reed, and $1.0 million payable to Mestek pursuant to a participation agreement.

     Warrants were granted in June 2000 and July 2000 by the Company to Mestek, Inc. in connection with its waiver of certain voting rights previously granted to it and in connection with its guarantee of the loan from Wainwright Bank and Trust Company to the Company. The terms of the warrants (as described in more detail in Note 12 to these Financial Statements) were based on negotiations by independent committees of the Boards of Directors of the Company and Mestek.


 NOTE 15 -  LICENSE AGREEMENTS

     The Company licenses certain software products from third parties for incorporation in, or other use with, its products and is obligated to pay license fees in connection with such products. The Company sublicenses such products to its customers and collects fees in connection with such sublicensees.


NOTE 16 -  EXECUTIVE COMPENSATION

     The Company has entered into an employment agreement with its President and Chief Executive Officer, Mr. John Festa. Among other specific contents, Mr. Festa i) has been granted 210,000 shares of Series E preferred stock, one half of which vest evenly over the course of three years from his hire date dependent upon his continued employment as President and CEO and one half of which are forfeitable pro rata over a three year period if certain financial milestones are not met, ii) payment of an annual bonus of up to 50% of his annual salary based on completion of annual performance objectives, iii) the possibility of receiving a special bonus which varies in dollar amount in the event there is a sale of the Company while Mr. Festa is President and CEO and for nine months thereafter.


NOTE 17 - LIQUIDITY

     As disclosed in the financial statements, the Company's operations used significant amounts of cash in 2001. The Company has a working capital deficit of $15.6 million at December 31, 2001. During the fourth quarter of 2001, the Company continued to use its Wainwright Bank Credit Line and the Reed Credit Line in order to meet its working capital needs.

     The merger with Simione added additional products and resources and, importantly, added to the Company's critical mass of installed sites but the Company's longer term success will depend upon increased sales of new software systems and successful installation performance. Additionally, the Company's continuing efforts to develop new products using the latest software and hardware platforms will be most important to its long-term success.

     As of April 8, 2002, the Company has untapped credit capacity of approximately $0.6 million from combined Wainwright Bank and Reed credit facilities. As discussed in Note 18 below, and pending shareholder and board of director approval, which are expected to be obtained, certain terms of the

Wainwright and Reed credit facilities will be changed. The Company believes that a successful completion and closing of the refinancing and recapitalization plan (described in more detail in Note 18), in combination with the funds available from cash to be generated from future operations, will be sufficient to meet the Company's operating requirements through at least June 30, 2003, assuming no material adverse change in the operation of the Company's business. Notwithstanding the financial conditions prevailing in the home health marketplace, the Company continued to fund significant product development initiatives during 2001 and intends to do so throughout 2002, reinvesting the moneys saved in its re-engineering undertaken beginning February 5, 2002. Notwithstanding, until revenues increase sufficiently to cover fluctuations in forward-looking costs and operating expenses, the Company remains dependent on its majority shareholder for its working capital financing. The Company's majority shareholder has stated his intention and ability to continue to advance cash to the Company in accordance with the terms of his credit facility.


 NOTE 18 - SUBSEQUENT EVENTS

     In January of 2002, Dennis Brauckman, Chief Financial Officer of CareCentric resigned as an officer and employee of the Company to pursue other personal interests. In the absence of an employed Chief Financial Officer, the Company has designated H. Forest Ralph, a financial consultant engaged by the Company since January 2002, as the Company's principal financial and accounting officer for purposes of signing this Form 10-K.

     In February 2002, CareCentric reorganized its management structure. This reorganization was designed to i) streamline management and shorten decision processes, ii) reallocate funds to the development of new generation product platforms, iii) create single line functional responsibility and accountability in the management staff, and iv) reduce unnecessary overhead operating costs. The reorganization reduced management and cut head count by nearly 25%. Management believes that this reduction of costs will free up substantial resources to be reallocated to the development of new systems and the next generation platforms.

     On April 8, 2002, the Company secured two commitments for additional financing, both from existing shareholders. John E. Reed, a director of the Company, agreed to provide $871,117 in short-term funds, to be refinanced along with other debt of the Company due Mr. Reed upon the obtaining of shareholder approval in June, 2002. The refinancing would be evidenced by a $3,555,555 subordinated, secured convertible term note, with principal payable in a single balloon payment in 60 months and with interest at a fixed rate of 6.25% deferred and capitalized for 24 months. Interest would then be payable quarterly. The note would be convertible at any time for common stock at a price of $1.00 per share. The conversion rights of Mr. Reed's 398,406 shares of Series D Preferred Stock would also be amended to increase the conversion exchange rate from one share of common stock for one share of Series D Preferred to 2.51 shares of common stock for one share of Series D Preferred Stock.

     Mestek, Inc., a preferred shareholder of the Company, agreed to provide $1,092,000 in short-term funds, to be refinanced along with other debt of the Company due Mestek upon the obtaining of shareholder approval in June, 2002. The refinancing would be evidenced by a $4,000,000 subordinated, secured convertible term note, with principal payable in a single balloon payment in 60 months and with interest at a fixed rate of 6.25% deferred and capitalized for 24 months. Interest would then be payable quarterly. The note would be convertible at any time for common stock of the Company at a price of $1.00 per share. The rights of Mestek's 5,600,000 shares of Series B Preferred Stock would also be amended to provide for a conversion exchange rate of 1.0714 shares of common stock for one share of Series B Preferred Stock. Mestek will also give up its stock options and a warrant it holds for the purchase of 104,712 shares of common stock and will exchange a warrant it holds for 400,000 shares of common stock at $10.875 per share, expiring March 7, 2003, for a Warrant for 400,000 shares of common stock at $1.00 per share, expiring June 15, 2004. It will also exchange a warrant it holds for 490,396 shares of common stock at $3.21 per share, expiring March 7, 2003, for a Warrant for 490,396 shares of common stock at $1.00 per share, expiring June 15, 2004.

     A condition to the refinancing of the Company's debt to Mestek and Mr. Reed is that the present $6.0 million Wainwright Bank line of credit facility be paid down by the Company to $5.9 million or less on or before July 31, 2002 and continue to be reduced by no less than $100,000 each month thereafter until all amounts have been repaid to Wainwright or the Wainwright Facility or any replacement thereof is obtained by CareCentric without a guarantee of Mestek.

     The refinancing and recapitalization transactions between the Company and each of Mestek and Reed are subject to the satisfaction of various conditions, including approval by the Company's shareholders at its annual meeting expected to be held in June 2002 and approvals by Mestek's board of directors and the Company's senior lender. The transactions contemplated by the commitment letters, if approved, would i) reduce the total financing facilities of the Company by approximately $0.3 million, ii) extend the guaranty by Mestek of the Company's senior line of credit with Wainwright Bank through the end of June 2003, iii) refinance existing debt owed by the Company to Mestek and Reed to provide a deferral of both interest and principal for a period of two (2) years following the date that the commitment letters are approved, and (iv) restructure certain of the Company's existing voting securities and warrants held by Mestek and Reed.

     Management believes the required shareholder approvals will be obtained.

                                CARECENTRIC, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                            ADDITIONS
                                           BALANCE AT      CHARGES TO
                                          BEGINNING OF      COST AND                          BALANCE AT
                                             PERIOD          EXPENSE       DEDUCTIONS (1)    END OF PERIOD
                                         ---------------  --------------  ----------------   --------------
Year ended December 31, 2001
Allowance for Doubtful Accounts              $  551,000       $ 500,000          $  9,000       $1,042,000
                                         ===============  ==============  ================   ==============

Year ended December 31, 2000
Allowance for Doubtful Accounts               $ 166,000       $ 538,000         $ 153,000        $ 551,000
                                         ===============  ==============  ================   ==============

Year ended December 31, 1999
Allowance for Doubtful Accounts               $ 166,000         $     -            $    -        $ 166,000
                                         ===============  ==============  ================   ==============


(1) Write-offs of uncollectible accounts

            SECOND AMENDMENT TO AMENDED AND RESTATED REVOLVING LOANS
                    AND FOREIGN EXCHANGE FACILITIES AGREEMENT

This SECOND AMENDMENT TO AMENDED AND RESTATED REVOLVING LOANS AND FOREIGN EXCHANGE FACILITIES AGREEMENT (the "Amendment") is made as of this 31st day of May, 2001, by and between MESTEK, INC., a Pennsylvania corporation having a principal place of business at 260 North Elm Street, Westfield, Massachusetts 01085 (the "Borrower") and FLEET NATIONAL BANK, formerly known as BankBoston, N.A., a national banking association having a usual place of business at One Monarch Place, Springfield, Massachusetts 01101 (the "Bank").

                                    RECITALS

         The Borrower and the Bank are parties to a certain Amended and Restated Revolving Loans and Foreign Exchange Facilities Agreement dated as of July 15, 1997, as amended by a First Amendment to Amended and Restated Revolving Loans and Foreign Exchange Facilities Agreement dated July 17, 2000 (the "Loan Agreement"), pursuant to which the Bank has extended certain financial accommodations to the Borrower including, without limitation, those evidenced by an Amended and Restated Revolving Line of Credit Note dated July 17, 2000 in the face amount of $70,000,000 and a Revolving Line of Credit Note dated July 15, 1997 in the face amount of $5,000,000 (Canadian), all as more fully described in the Loan Agreement. The Borrower has requested and the Bank has agreed to modify certain financial accommodations the Bank has made available to the Borrower including, without limitation, (i) decreasing from $70,000,000.00 to $50,000,000.00 the amount of the Commitment under the Revolving Line of Credit,
(ii) allowing for borrowings in excess of the $5,000,000 Canadian Commitment subject to sufficient availability under the Revolving Line of Credit Commitment, and (iii) adding, eliminating and modifying certain financial covenants under the Loan Agreement, all as more fully described and set forth hereinbelow. Capitalized terms not otherwise defined in this Amendment shall have their meanings as defined in the Loan Agreement.

         NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the Borrower and the Bank agree that the Loan Agreement is amended as follows:

1. Section 1.1 is amended by deleting the definition of "Canadian LIBOR Interest Rate" in its entirety and replacing it with the following:

                  "Canadian LIBOR Interest Rate" means the LIBOR rate determined on the basis of Canadian Dollars.

2. Section 1.1 is amended by adding the following defined terms and definitions:

         "Cash Flow Coverage Ratio" for any period shall mean the ratio, all as calculated on a consolidated basis, of the Borrower's and its Subsidiaries EBITDA, minus cash taxes actually paid, minus dividends actually paid, minus capital expenditures; to the Borrower's and its Subsidiaries interest expense, plus scheduled payments of principal on indebtedness which has a maturity of more than one year from the date the indebtedness was incurred.

         "EBITDA" for any period shall mean, all as calculated on a consolidated basis, the sum of the Borrower's and its Subsidiaries (i) net income for such period, plus, to the extent deducted in determining consolidated net income for such period, (ii) interest expense for such period, (iii) all provisions for any income or similar taxes paid or accrued during such period, and (iv) depreciation and amortization for such period.

         "U.S. LIBOR Loan" means any Loan when and to the extent that the interest rate therefore is determined by reference to the U.S. LIBOR Interest Rate.

         "LIBOR Rate" means, as applicable to any U.S. LIBOR Loan or Canadian LIBOR Loan, as the case may be, the rate per annum as determined on the basis of the offered rates for deposits in U.S. Dollars or Canadian Dollars, as the case may be, for a period of time comparable to such U.S. LIBOR Loan or Canadian LIBOR Loan, as the case may be, which appears on the Telerate page 3750 as of 11:00 a.m. London time on the day that is two London Banking Days preceding the first day of such U.S. LIBOR Loan or Canadian LIBOR Loan, as the case may be, provided, however, if the rate described above does not appear on the Telerate System on any applicable interest determination date, the LIBOR Rate shall be the rate (rounded upward, if necessary, to the nearest one hundred-thousandth of a percentage point), determined on the basis of the offered rates for deposits in U.S. Dollars or Canadian Dollars, as the case may be, for a period of time comparable to such U.S. LIBOR Loan or Canadian LIBOR Loan, as the case may be, which are offered by four major banks in the London interbank market at approximately 11:00 a.m. London time, on the day that is two (2) London Banking Days preceding the first day of such U.S. LIBOR Loan or Canadian LIBOR Loan, as the case may be, as selected by the Bank. The principal London office of each of the four major London banks will be requested to provide a quotation of its U.S. Dollars or Canadian Dollars, as the case may be, deposit offered rate. If at least two such quotations are provided, the rate for that date will be the arithmetic mean of the quotations. If fewer than two quotations are provided as requested, the rate for that date will be determined on the basis of the rates quoted for loans in U.S. Dollars or Canadian Dollars, as the case may be, to leading European banks for a period of time comparable to such U.S. LIBOR Loan or Canadian LIBOR Loan, as the case may be, offered by major banks in New York City at approximately 11:00 a.m. New York City time, on the day that is two London Banking Days preceding the first day of such U.S. LIBOR Loan or Canadian LIBOR Loan, as the case may be. In the event that the Bank is unable to obtain any such quotation as provided above, it will be deemed that a LIBOR Rate pursuant to a U.S. LIBOR Loan or Canadian LIBOR Loan, as the case may be, cannot be determined. In the event that the Board of Governors of the Federal Reserve System shall impose a Reserve Percentage with respect to LIBOR deposits of the Bank, then for any period during which such Reserve Percentage shall apply, LIBOR shall be equal to the amount determined above divided by an amount equal to 1 minus the Reserve Percentage. "Reserve Percentage" shall mean the maximum aggregate reserve requirement (including all basic, supplemental, marginal and other reserves) which is imposed on member banks of the Federal Reserve System against "Eurocurrency Liabilities" as defined in Regulation D."

         "U.S. LIBOR Interest Rate" means the LIBOR Rate determined on the basis of U.S. Dollars.

3. Section 1.1 is amended by deleting the definitions of "Eurodollar Interest Rate," "Eurodollar Loan," "Eurocurrency Reserve Requirement," "Foreign Exchange Facility," "FX Facility," "London Interbank Offered Rate," "$3,000,000 FX Facility" and "$3,000,000 Back-up Foreign Exchange Facility Note" in their entirety.

4. All references throughout the Loan Agreement to the defined term "Eurodollar Interest Period" are changed to U.S. LIBOR Interest Period."

5. All references throughout the Loan Agreement to the defined term "Eurodollar Interest Rate" are changed to "U.S. LIBOR Interest Rate."

6. All references throughout the Loan Agreement to the term Eurodollar Loan are changed to U.S. LIBOR Loan.

7. All references throughout the document to "Foreign Exchange Facility," "FX Facility," "$3,000,000 FX Facility and "$3,000,000 Back-up Foreign Exchange Facility Note" are deleted in their entirety.

8. Section 1.1 is amended by changing the date in the definition of "Termination Date" from April 30, 2001 to April 30, 2002.

9. Section 2.1 is amended by changing the amount of the Commitment from $70,000,000 to $50,000,000.

10. Section 2.1A is modified by adding the following sentence to the end of that section:

         "Canadian Revolving Line of Credit Loans to the Borrower up to the equivalent of $5,000,000 U.S. Dollars in excess of the Canadian Commitment shall be permitted provided, and to the extent that, sufficient borrowing availability exists under the Commitment described in Section 2.1 hereof to fully cover that amount of any such Canadian Revolving Line of Credit Loan requested by the Borrower in excess of the Canadian Commitment."

11.    Section 2.18 is deleted in its entirety.

12. The last paragraph of Section 2.3, including clauses (a) and (b) thereof, is deleted in its entirety and replaced with the following:

                  "Upon default (whether or not the Bank has accelerated payment of any of the Notes) or after maturity, demand or after judgment has been rendered on any of the Notes, or in the Event of Default as defined in Section 9 of this Agreement, the Borrower's right to select pricing options shall cease and the unpaid principal of all advances shall, at the option of the Bank, bear interest at a rate which is two percentage points (2.00%) per annum greater than that which would otherwise be applicable."

13.    A new Section 2.7A is added as follows:

                  "2.7A. Application of Payments. All payments shall be applied first to the payment of all fees, expenses and other amounts due to the Bank (excluding principal and interest), then to accrued interest, and the balance on account of outstanding principal; provided however, that after the occurrence of an Event of Default and while such Event of Default is continuing, payments shall be applied to the Obligations as the Bank determines in its sole discretion."

14.    Section 2.9 is deleted in its entirety and replaced with the following:

                  "2.9. Late Payment. If the entire amount of any required principal and/or interest is not paid in full within fifteen (15) days after the same is due, the Borrower shall pay to the Bank a late fee equal to five percent (5.00%) of the required payment."

15. Section 8.1.1. is modified to eliminate the requirement that the Borrower furnish to the Bank consolidating balance sheets and consolidating statements of income and retained earnings of the Borrower and its Subsidiaries on a quarterly basis.

16.    Section 8.2.1.is deleted in its entirety and replaced with the following:

                  "8.2.1. Cash Flow Coverage Ratio. The Borrower shall maintain a Cash Flow Coverage Ratio of not less than 1.50 to 1.00 as tested on a rolling quarterly basis as of March 31, June 30, September 30 and December 31 of each year based upon the financial results of the Borrower for the four most recent fiscal quarters then ended.

17.    Section 8.2.2.is deleted in its entirety and replaced with the following:

                  "8.2.2. Funded Debt to EBITDA Ratio. The ratio of Borrower's Consolidated Funded Debt; to the Borrower's EBITDA shall not exceed
         3.00 to 1.00 as tested on a rolling four quarters basis as of March 31, June 30, September 30 and December 31 of each year based upon the consolidated financial results of the Borrower and its Subsidiaries for the four most recent fiscal quarters then ended. For the purposes of this financial covenant, the Borrower's EBITDA shall be adjusted for acquisitions, based upon management prepared financial statements for the acquired company for the twelve (12) month period following the date of acquisition, with the EBITDA of the acquired company to be added on a pro rata basis in equal amounts to the actual EBITDA of the Borrower over the four (4) fiscal quarters following the date of acquisition."

18.    Section 8.2.3.is deleted in its entirety and replaced with the following:
       --------------

                  "8.2.3. Minimum Consolidated Net Worth. The Borrower shall maintain a Consolidated Net Worth of $95,000,000 as of fiscal year end December 31, 2000, with such Consolidated Net Worth to increase by not less than fifty percent (50%) of the Borrower's Consolidated Net Income as of each fiscal year end thereafter."

19.    Section 8.2.4. is deleted in its entirety.

20.    Section 10 is deleted in its entirety and replaced with the following:

                  "10. Right of Setoff. The Borrower and all Guarantors of the Loans hereby grant to the Bank, a continuing lien, security interest and right of setoff as security for all liabilities and obligations to the Bank, whether now existing or hereafter arising, upon and against all deposits, credits, collateral and property, now or hereafter in the possession, custody, safekeeping or control of the Bank or any entity under the control of FleetBoston Financial Corporation and its successors and assigns, or in transit to any of them. At any time following the occurrence of an Event of Default and while such Event of Default is continuing, without demand or notice (any such notice being expressly waived by the Borrower and such Guarantors), the Bank may set off the same or any part thereof and apply the same to any liability or obligation of the Borrower and any Guarantor even though unmatured and regardless of the adequacy of any other collateral securing the Loans. ANY AND ALL RIGHTS TO REQUIRE THE BANK TO EXERCISE ITS RIGHTS OR REMEDIES WITH RESPECT TO ANY OTHER COLLATERAL WHICH SECURES THE LOANS, PRIOR TO EXERCISING ITS RIGHT OF SETOFF WITH RESPECT TO SUCH DEPOSITS, CREDITS OR OTHER PROPERTY OF THE BORROWER OR ANY GUARANTOR, ARE HEREBY KNOWINGLY, VOLUNTARILY AND IRREVOCABLY WAIVED."

21.    Section 12.5. is deleted in its entirety and replaced with the following:

                  "Payment of Fees and Expenses. The Borrower shall pay on demand all expenses of the Bank in connection with the preparation, administration, default, collection, waiver or amendment of loan terms, or in connection with the Bank's exercise, preservation or enforcement of any of its rights, remedies or options hereunder, including, without limitation, fees of outside legal counsel, accounting, consulting, brokerage or other similar professional fees or expenses, and any fees or expenses associated with travel or other costs relating to any appraisals or examinations conducted in connection with the loan or any collateral thereof, and the amount of all such expenses shall, until paid, bear interest at the rate applicable to principal hereunder (including any default rate) and be an obligation secured by any collateral."

22.    Section 12.6. is deleted in its entirety and replaced with the following:

                  "12.6. Integration. The Loan Documents, as amended, are intended by the parties as the final, complete and exclusive statement of the transactions evidenced thereby. All prior or contemporaneous promises, agreements and understandings, whether oral or written, are deemed to be superceded by the Loan Documents, as amended, and no party is relying on any promise, agreement or understanding not set forth in the Loan Documents. The Loan Documents may not be amended or modified except by a written instrument describing such amendment or modification executed by the Borrower and the Bank."

23.    Section 12.8. is deleted in its entirety and replaced with the following:

                  "12.8. Choice of Law. This Agreement and the Notes and the rights and obligations of the parties hereunder and thereunder shall be deemed to be documents executed under seal and shall be construed and interpreted in accordance with the laws of the Commonwealth of Massachusetts (excluding the laws applicable to conflicts or choice of law)."

24. A new Section 12.12 is added as follows:

                  "12.12. Pledge to the Federal Reserve. The Bank may at any time pledge all or any portion of its rights under the Loan Documents including any portion of any of the Notes to any of the twelve (12) Federal Reserve Banks organized under Section 4 of the Federal Reserve Act, 12 U.S.C. Section 341. No such pledge or enforcement thereof shall release the Bank from its obligations under any of the Loan Documents."

25.    A new Section 12.13 is added as follows:

                  "12.13. Sell a Portion of Loan to Prospective Participant. The Bank shall have unrestricted right at any time and from time to time, and without the consent of or notice to the Borrower or any Guarantor, to grant to one or more banks or other financial institutions (each, a "Participant") participating interests in any or all of the Loans held by the Bank hereunder. In the event of any such grant by the Bank of a participating interest to a Participant, whether or not upon notice to the Borrower or any Guarantor, the Bank shall remain responsible for the performance of its obligations hereunder and the Borrower shall continue to deal solely and directly with the Bank in connection with the Bank's rights and obligations hereunder. The Bank may furnish any information concerning the Borrower in its possession from time to time to prospective Participants, provided that the Bank shall require any such prospective Participant to agree in writing to maintain the confidentiality of such information."

26. A new Section 12.14 is added as follows:

                  12.14. Usury Laws as Applicable. All agreements between the
                         Borrower

         and/or Guarantors and the Bank are hereby expressly limited so that in no contingency or event whatsoever, whether by reason of acceleration of maturity of the indebtedness evidenced hereby or otherwise, shall the amount paid or agreed to be paid to the Bank for the use or the forbearance of the indebtedness evidenced hereby or by the Notes exceed the maximum permissible under applicable law. As used herein, the term "applicable law" shall mean the law in effect as of the date hereof provided, however that in the event there is a change in the law which results in a higher permissible rate of interest, then this Agreement and the Notes shall be governed by such new laws as of its effective date. In this regard, it is expressly agreed that it is the intent of the Borrower and the Bank in the execution, delivery and acceptance of this Agreement and the Notes to contract in strict compliance with the laws of the Commonwealth of Massachusetts from time to time in effect. If, under or from any circumstances whatsoever, fulfillment of any provision hereof or of any of the Loan Documents at the time of performance of such provision shall be due, shall involve transcending the limit of such validity prescribed by applicable law, then the obligation to be fulfilled shall automatically be reduced to the limits of such validity, and if under or from circumstances whatsoever the Bank should ever receive as interest an amount which would exceed the highest lawful rate, such amount which would be excessive interest shall be applied to the reduction of the principal balance evidenced by this Agreement and the Notes and not to the payment of interest. This provision shall control every other provision of all agreements between the Borrower and/or any of the Guarantor(s) and the Bank."

27.    A new Section 12.15 is added as follows:

                  "12.15. Replacement Promissory Note. Upon receipt of an affidavit of an officer of the Bank as to the loss, theft, destruction or mutilation of any of the Notes or any other Loan Document which is not of public record, and, in the case of any such loss, theft, destruction or mutilation, upon surrender and cancellation of any such Note or other Loan Document, the Borrower will issue, in lieu thereof, a replacement Note or other Loan Document in the same principal amount thereof and otherwise of like tenor."

28. Except as amended, modified or supplemented by this Amendment, all of the terms, conditions, covenants, provisions, representations, warranties and conditions of the Loan Agreement shall remain in full force and effect and are hereby acknowledged, ratified, confirmed and continued as if fully restated hereby.

29. The invalidity or unenforceability of any term or provision hereof shall not affect the validity or enforceability of any other term or provision hereof or contained in the Loan Agreement.

30. It is the intention of the parties hereto that this Amendment shall not constitute a novation and shall in no way adversely affect or impair performance of the obligations of the Borrower under the Loan Agreement.

31. The Borrower hereby confirms and ratifies the obligations established under the Loan Agreement, as amended hereby.

32. This Amendment is to be governed and construed in accordance with the laws of the Commonwealth of Massachusetts.

                         [SIGNATURES ON FOLLOWING PAGE]

IN WITNESS WHEREOF, the foregoing has been executed as an instrument under seal as of the date first above written.

WITNESS:                                     MESTEK, INC.


/S   Timothy P. Scanlan                      By: /S   Stephen M. Shea
-----------------------                      ----------------------------------
                                             Its: Senior Vice President-Finance

                                             FLEET NATIONAL BANK


/S   Cynthia G. Reynolds                     By:  /S   Sheryl McQuade
------------------------                     ----------------------------------
                                             Its:  Vice President

                            ASSET PURCHASE AGREEMENT





         THIS ASSET PURCHASE AGREEMENT (the "Agreement") is made as of this ___ day of December, 2001 by and between THE KING COMPANY, a Minnesota corporation ("Seller"), United Dominion Industries, Inc., a Delaware corporation ("Parent"), and Mestek, Inc., a Pennsylvania corporation, or its nominee ("Purchaser").

                                    RECITALS

A. Seller is the owner of certain assets including real property, machinery, equipment, and other tangible personal property, inventory, accounts or notes receivable, intellectual property, rights under agreements, permits, goodwill and books, records, information and materials located at facilities in Bishopville, South Carolina and Owatonna, Minnesota the ("Facilities") which are required or appropriate for the continued operation of that certain business that designs, develops, engineers, manufactures, markets and sells specialized air handling and air purification equipment, and specialized heating, ventilating and air conditioning equipment, and the repair and service parts related thereto under the trade name "King Company" (the "King Business").

B. Seller desires and intends to sell and transfer the assets and certain liabilities of Seller associated with the King Business to Purchaser at the price and on the terms and conditions hereinafter set forth.

C. In order to induce Purchaser to purchase the assets and assume certain liabilities of Seller associated with the King Business, Parent has agreed to guaranty the obligations of Seller under this Agreement.

D. Purchaser desires and intends to purchase the assets and assume certain liabilities of Seller associated with the King Business at the price and on the terms and conditions hereinafter set forth.

                                   AGREEMENTS

NOW, THEREFORE, in consideration of the terms hereof, the parties hereto, intending to be legally bound hereby, agree as follows:

1.   Purchase and Sale of Assets

1.1. The Assets. Upon the closing of the transactions contemplated under this Agreement on December 31, 2001 (the "Closing Date"), and subject to the terms and conditions contained in this Agreement, Seller shall sell, transfer, convey, and assign to Purchaser, and Purchaser shall purchase, acquire and accept from Seller, free and clear of all liens, encumbrances, restrictions and adverse charges of any nature whatsoever, other than Permitted Liens, all of the assets, rights, interests, properties and goodwill of every nature whatsoever, tangible or intangible located at the Facilities and used in the continued operation of the King Business (collectively, the "Assets"). The Assets are set forth below:

                  1.1.1 Machinery & Equipment. All of the machinery, equipment, office and computer equipment, furniture, furnishings, fixtures, jigs, dies, tooling, patterns, tooling fixtures, trucks, motor vehicles and all other fixed tangible assets set forth on the fixed assets ledger attached as Schedule 1.1.1 hereto (the "Machinery & Equipment"), together with any rights of Seller to all warranties, if any, and to the extent assignable, received from the manufacturers and sellers of such items;

1.1.2 Inventory. All inventory owned by Seller and used in the conduct of the King Business as of the Closing Date, including raw materials, work-in-process, and finished goods (the "Inventory"), and including all Inventory to be physically counted by Seller prior to the Closing Date, listed, valued in accordance with Section 3.3 hereof and attached to this Agreement as Schedule 1.1.2;

1.1.3 Material Agreements. Subject to required consents by third parties, all right, title and interest of Seller in, to and under all contracts, contract rights and agreements including sales purchase orders to provide equipment, repair parts and services to the customers of Seller, sales representative agreements, leases of real or personal property, licenses, service and maintenance agreements, and vendor purchase orders related solely to the ownership or operation of the King Business, including, without limitation, those agreements listed on Schedule 1.1.3 (collectively, the "Assumed Contracts");

                  1.1.4 Intellectual Property. All patents, patent applications, trademarks, trademark applications, service marks, tradenames, including the tradename "KING COMPANY," copyrights and copyright applications, and licenses with respect to any of the foregoing, identified in Schedule 1.1.4, subject to any maintenance fees that may accrue after the Closing Date, and all inventions, inventor's notes, discoveries, trade secrets, ideas, product designs, proprietary processes and formulae, improvements, engineering drawings, computer-assisted design and manufacturing data, bills of material, designs and specifications (including design choices), computer software and laboratory certifications, proprietary and trade rights and data, ideas and know-how, whether patentable or not, and all shop rights, manufacturing data, licenses, and other intellectual property owned by Seller, and all correspondence related thereto, that are used in the conduct of the King Business, whether in written, graphic, or electromagnetic format (all of which are hereinafter collectively referred to as the "Intellectual Property");

                  1.1.5 Receivables. All accounts or notes receivable and all contract rights relating thereto of Seller as of the Closing Date, including those identified in Schedule 1.1.5 attached hereto (the "Receivables");


1.1.6 Real Property. The real property commonly known as 227 Browntown Road, Bishopville, South Carolina and legally described as set forth in Schedule 1.1.6 attached hereto (the "Real Property");

                  1.1.7 Permits. All of Seller's right, title and interest in and to any and all permits, licenses, authorizations, certifications, consents, orders, registrations and approvals of any federal, state or local governmental entity or certifying or regulatory agency or authority held by Seller for the operation of the King Business as set forth on Schedule 1.1.7 attached hereto (the "Permits") to the extent the same are transferable or assignable to Purchaser;

                  1.1.8 Books and Records. All of Seller's right, title and interest in or to all books of account, records, files and invoices, including all invoice files kept by serial number, model or customer and correspondence related thereto, all production data, testing data, equipment maintenance data, employee files, payroll information, accounting records, inventory records, purchasing records, engineering records, environmental records, sales and sales promotional data, advertising materials, and art work including logos (excluding, however, any logos or marks containing the names "SPX" or "United Dominion Industries" or any derivations thereof) customer lists and customer data, cost and pricing information, supplier and vendor lists, installation and maintenance manuals, business plans, supply reference catalogs and any other records and data maintained by Seller at the Facilities and used in the conduct of the King Business (whether in written, graphic or electromagnetic format)(the "Books and Records"), other than financial records and information prepared or maintained by Parent, SPX Corporation ("SPX") or their affiliates (other than Seller), financial records and information not related solely to Seller, originals of tax returns and records, the corporate charter, by-laws, minute book and records of shareholder and director actions of Seller; and

                  1.1.9 Goodwill. The goodwill associated with the King Business (the "Goodwill"); but excluding therefrom the Excluded Assets (as defined below).

1.2 Conveyance of Assets. The sale, transfer, conveyance and assignment of the Assets provided for in this Article 1 shall be made by the following documentation as appropriate.

                  1.2.1 A duly executed bill of sale, evidencing the warranty provisions of this Agreement, and substantially in the form of Exhibit 1.2.1 attached hereto (the "Bill of Sale");

1.2.2 A duly executed special warranty deed transferring the Real Property substantially in the form of Exhibit 1.2.2(a) attached hereto (the "Deed"), and pursuant to the real estate agreement substantially in the form of Exhibit 1.2.2(b) attached hereto (the "Real Estate Agreement");

1.2.3 A duly executed Assignment and Assumption Agreement substantially in the form attached hereto as Exhibit 1.2.3 attached hereto;

1.2.4 A Patent Assignment substantially in the form of Exhibit 1.2.4 attached hereto;

1.2.5    A Trademark Assignment substantially in the form attached hereto as
Exhibit 1.2.5;

1.2.6 An Assignment of Lease substantially in the form of Exhibit 1.2.6 attached hereto; and such other good and sufficient instruments of conveyance and transfer as shall be reasonably necessary to vest in Purchaser as of the Closing Date title to the Assets being sold, transferred, conveyed, assigned and delivered hereunder in accordance with the terms of this Agreement.

         1.3. Off-Site Assets. All material tangible Assets held at any location other than the Facilities as of the date of this Agreement are described in
Schedule 1.3 attached to this Agreement, which schedule includes a description of each of such assets, its type, the name and address of the vendor or customer holding such assets and, if such asset is held pursuant to an agreement, a copy or description of such agreement is attached as an exhibit to the schedule.

2. Excluded Assets. Notwithstanding any other provision of this Agreement, the following rights, properties and assets of the King Business or Seller as the same shall exist as of the Closing shall be excluded assets
("Excluded Assets"):

         2.1 all cash and cash equivalent items held by King Business as of the Closing, including checks or drafts received by the King Business before the Closing Date for which Seller has not received funds on or prior to the Closing Date, certificates of deposit, time deposits and marketable securities;

         2.2 all rights, properties and assets of Seller used by the King Business that shall have been transferred or disposed of by Seller to third parties in bona fide arms-length transactions and excluding Parent and SPX prior to the Closing in transactions conducted in the ordinary course of business, consistent with past practice and not in breach of this Agreement;

         2.3     All intercompany or intracompany accounts or other receivables;

         2.4 All current and deferred federal, state and local income tax assets and refunds (including interest) arising out of the conduct of the King Business prior to the Closing;

         2.5 All rights of recovery relating to the Excluded Liabilities and Excluded Assets;

         2.6 All amounts prepaid on any insurance policy and any rights to recoveries under any insurance policy maintained by Seller on behalf of the King Business prior to the Closing;

         2.7 All bank accounts, including deposits, provided, however, that any Receivables collections received by Seller after the Closing Date shall be remitted to Purchaser pursuant to Section 10.4 hereof;

         2.8 All rights to any trademarks, trade names and logos used by Parent, SPX or any of their affiliates in their other business or business units, other than "King Company" (which shall be conveyed to Purchaser as part of the Assets), and specifically excluding from the Assets the marks "SPX" and "United Dominion Industries" or any combination thereof;

         2.9 Except as described in Section 1.1.4, all intellectual property owned by Parent, or SPX;

        2.10 All assets related to the selling, general and administrative functions of the King Business afforded to the King Business by SPX, United Dominion Industries or their affiliates as set forth on Schedule 2.___ attached hereto [please provide schedule], including any site license for the corporate financial reporting system or other information systems or any license held by SPX or United Dominion Industries with respect the King Business which is not dedicated exclusively to the conduct of the King Business; and

         2.11 Seller's and Parent's rights under this Agreement and the Related Agreements (as defined below); and

3.   Purchase Price

         3.1 Purchase Price. The purchase price payable to Seller under this Agreement for the Assets by Purchaser shall be Two Million One Hundred Twenty-Five Thousand and 00/100 Dollars ($2,125,000.00) (the "Purchase Price"), subject to the net working capital adjustment set forth in Section 3.3 of this Agreement.

         3.2 Payment of Purchase Price. On the Closing Date, the Escrow Agent (as defined below) shall deliver to Seller in cash by wire transfer or other immediately available funds the Purchase Price.

         3.3 Net Working Capital Adjustment to Purchase Price. The Purchase Price shall be adjusted dollar-for-dollar, upward or downward as the case may be, by the difference between (a) $1,423,000.00 (which is the net working capital of Seller as of September 30, 2001) (the "Net Working Capital Target") and (b) the net working capital of Seller as at the Closing Date (the "Actual Net Working Capital") as determined in accordance with the principles set forth hereinafter (the "Net Working Capital Determination").

                  3.3.1. For purposes of this Section 3.3, the results of the physical count of the Inventory taken by Seller prior to the Closing Date, and any additions or deletions thereto as reflected in the Books and Records and occurring in the ordinary course of business prior to the Closing Date, shall be used for purposes of calculating the Actual Net Working Capital; provided, that in no event shall the value of the Inventory be reduced by slow moving or obsolete inventory or inventory of a quality and quantity not commercially usable and salable in the ordinary course of business

                  3.3.2 Within 60 days after the Closing Date, Purchaser will prepare and deliver to Seller a balance sheet of the King Business as of the Closing Date containing all items constituting the current assets and the current liabilities of the King Business (the "Closing Date Balance Sheet") setting forth the Actual Net Working Capital, which shall be based upon the principles and standards set forth in Section 3.3.24. Upon receipt of the Closing Date Balance Sheet, Seller and its authorized representatives will be entitled to review, during normal business hours, the books, records and work papers of Purchaser regarding the Actual Net Working Capital of the King Business. If within thirty (30) days after receipt of the Closing Date Balance Sheet, Seller disagrees in good faith with such computation, Seller shall give written notice to Purchaser within such 30 day period setting forth Seller's computation of the Actual Net Working Capital as of the Closing Date and specifying in reasonable detail Seller's basis for its disagreement. If Purchaser and Seller are unable to resolve any disagreement between them with in thirty (30) days after the date of Seller's notice of disagreement, either party may refer the calculation of the Net Working Capital Determination to the Chicago office of PricewaterhouseCoopers ("Accountants") as promptly as practicable, and the decision by the Accountants regarding the Net Working Capital Determination shall be final, binding and conclusive on both Purchaser and Seller. The parties shall use reasonable efforts to cause the Accountants to make its determination within thirty (30) calendar days after accepting its selection. The fees and expenses of the Accountants shall be borne equally by the parties.

                  3.3.3. Any additional amount due and owing to one party pursuant to the final Net Working Capital Determination shall be paid by the other party in cash by wire transfer or other immediately available funds within five (5) business days after the final determination of the Net Working Capital Determination.

                  3.3.4. For purposes of the Net Working Capital Determination under this Agreement, the following shall apply:

                  (A) For purposes of this Agreement, "net working capital" means, as of the date of computation the difference between (i) the sum of (a) trade accounts receivable (net of reserves for doubtful accounts), and (b) inventory (net of reserves for damage or obsolescence), and (ii) the sum of (x) trade accounts payable, (y) all accrued expenses incurred in the ordinary course of business, and (z) all other current liabilities, all as calculated on a basis consistent with the September 30, 2001 Balance Sheet of the King Business;

                  (B) The Inventory as counted by Seller prior to the Closing Date shall be valued in a manner consistent with the September 30, 2001 balance sheet of Seller provided to Buyer.

                  (C) The value of the Receivables shall be valued in a manner consistent with the September 30, 2001 balance sheet of Seller provided to Purchaser, which shall not conflict with the representations and warranties set forth in Section 7.12; and

                  (D) The liabilities of Seller shall be those that are expressly assumed by Purchaser pursuant to Article 5 hereof, and no adjustment shall be made to the reserves reflected on the September 30, 2001 balance sheet of Seller provided to Purchaser.

                  (E) The valuation of the Assets and the Assumed Liabilities under this Section 3.4 shall be determined in a manner consistent with the September 30, 2001 balance sheet of Seller provided to Purchaser, which shall not conflict with representations and warranties set forth in Sections 7.4., 7.5, 7.12 and 7.15 of the Agreement and the covenants of Seller set forth in
Section 22.8 of this Agreement.

4. Allocation of Purchase Price. Within sixty (60) calendar days after Purchaser and Seller reach final agreement on the Closing Date Balance Sheet or the Accountants make their determination on the Net Working Capital Determination, as applicable, Purchaser and Seller shall use their reasonable best efforts to reach an agreement in good faith regarding how the Purchase Price and the aggregate dollar amount of the Assumed Liabilities shall be allocated among the Assets for tax purposes in accordance with Section 1060 of the Code. Upon having reached such an agreement, Purchaser and Seller shall file all tax returns and statements, forms and schedules in connection therewith consistent with such allocation and shall take no position contrary thereto unless required by law. Purchaser and Seller shall treat the purchase and sale of assets under this Agreement as an "applicable asset acquisition" within the meaning of Section 1060 of the Code, and shall prepare and timely file Internal Revenue Service Form 8594 (and any required exhibits thereto) in a manner consistent with the allocation of the Purchase Price under this Section 4. Notwithstanding any allocation by the parties, Purchaser has agreed to purchase and Seller has agreed to sell all of the Assets, and the allocation is not intended and shall not be deemed to constitute an agreement between the parties to transfer less than all of the Assets. Furthermore, such allocation has been made solely to ascribe fair value to the Assets and any benefits deriving therefrom shall not inure to any other third party.

5.   Assumption of Liabilities

         Upon the Closing Date, Purchaser shall assume or discharge the following liabilities of Seller as and when due:

         5.1 Assumed Liabilities. Those trade accounts payables, customer deposits and other obligations of Seller as specifically set forth by Purchaser in Schedule 5.1; and

         5.2 Assumption of Assumed Contracts. The obligations and liabilities of Seller with respect to the assignment to Purchaser of the Assumed Contracts described in Section 1.1.3 and listed on Schedule 1.1.3.

         5.3 Limits on Assumption. Except for the assumptions or discharges of liabilities described in Sections 5.1 and 5.2 (collectively, the "Assumed Liabilities"), Purchaser shall not assume any other liabilities, obligations and commitments of Seller, whether fixed or contingent, legal or equitable, mature or inchoate, written or oral, express or implied, known or unknown, of any kind or nature whatsoever, and the indemnification provisions contained in Article 16 of this Agreement shall apply to any liability of Seller which is not assumed by Purchaser and which is asserted or claimed by any person against Purchaser.

         5.4. Assignment of Contracts and Rights. Notwithstanding anything in this Agreement to the contrary, this Agreement shall not constitute an agreement to assign any particular Material Agreement or any claim, contract, license, lease, commitment, sales order, purchase order or any claim or right or any benefit arising thereunder or resulting therefrom if the agreement to assign or attempt to assign, without the consent of a third party, would constitute a breach thereof or in any way adversely affect the rights of Purchaser or Seller thereunder. Until such consent is obtained, or if an attempted assignment thereof would be ineffective or would affect the rights of Seller thereunder so that the Purchaser would not in fact receive all such rights, Purchaser and Seller will cooperate with each other in any reasonable arrangement designed to provide for Purchaser the benefits of, and to permit Purchaser to assume, insofar as expressly set forth herein, the stated liabilities under the particular Material Agreement(s) including enforcement at the request and expense and for the benefit of Purchaser of any and all rights of Seller against a third party thereto arising out of the breach or cancellation thereof by such third party or otherwise. Any transfer or assignment to Purchaser by Seller of any property or property rights or any contract or agreement which shall require the consent or approval of a third party shall be made subject to such consent or approval being obtained.

6. Covenant Against Competition; Nonsolicitation. In consideration of Purchaser entering into this Agreement with Seller and Parent, Seller and Parent hereby agree effective as of the Closing Date, and for a period of four (4) years thereafter (the "Noncompete Period"), that Seller and Parent or any one of them shall not, and Parent shall cause each of its controlled affiliates to not, engage in, or provide any technical or marketing assistance to, or permit its name to be used by any individual, organization or enterprise engaging in, the design, development, production, manufacture, assembly, sale or distribution of products directly competitive with the specialized air handling and air purification equipment, and specialized heating, ventilating and air conditioning equipment and the components thereof manufactured by the King Business as of the Closing Date (the "Restricted Business"). The restriction in the foregoing sentence shall not apply to the acquisition, purchase or other procurement by Parent of any entity or any division thereof engaged in the Restricted Business with annual consolidated gross revenues relating to the Restricted Business of less than $5 million at the time of such acquisition, purchase or procurement; provided, however, in the event any such acquisition, purchase or other procurement would exceed the $5 million threshold referenced above, Parent shall use its best efforts to dispose of the Restricted Business within twelve months after the closing of the given transaction. Parent will be in violation of the first sentence of this Section if, and only if, it engages in any of the activities set forth in the first sentence hereof directly on its own account or indirectly through any person, including, without limitation, its partners, joint venturers, employees, agents, salespeople, consultants, officers or directors or as an equity holder of any entity in which Parent owns, directly or indirectly, more than fifty percent (50%) of any of the equity interests. The parties agree that this covenant is reasonably designed to protect Purchaser's substantial investment and is reasonable with respect to its duration, geographical area and scope.

         6.1 No Solicitation. Seller and Parent covenant and agree that neither they nor their affiliates shall at any time (a) from the date hereof until one
(1) year from the Closing Date solicit any Potential Employee or Accepting Employee, as defined in Section 10.5.2, below, or (b) within a three (3) year period immediately following the Closing Date interfere with, induce or entice away from Purchaser any agent, representative, distributor or supplier employed or engaged in the King Business.

         6.2 Remedies. Without waiving the Purchaser's rights to monetary damages, all parties to this Agreement acknowledge that the breach of the obligations contained in this Article 6 may result in substantial but indeterminable harm to Purchaser, that the restraints imposed are reasonable, that there may be no adequate remedy at law for a breach of such obligations, and that therefore injunctive relief, specific performance or other equitable remedies may be appropriate to enforce the obligations undertaken in this
Article 6. In the event that a court finds that the term, territory, or scope of this Article 6 is too broad to be enforceable, Seller and Purchaser further agree that a reformation of the terms of this Article 6 is appropriate and should be undertaken by the court in order to protect the value of the Assets being conveyed pursuant to this Agreement as a going concern, and to provide for the enforceability of the obligations contained in this Article 6 to the fullest extent allowed by law and equity.

7.       Representations and Warranties of Seller

         Seller represents and warrants to Purchaser as of the date of this Agreement and as of the Closing Date as follows:

         7.1 Corporate Existence. Seller is a corporation duly organized, validly existing and in good standing under the laws of the State of Minnesota. Seller is in good standing and is qualified to transact business as a foreign corporation in all states in which the nature of the King Business or the Assets requires it to be so qualified. Seller has full corporate power and authority to own, lease and operate its properties and carry on and conduct the King Business as it is now being conducted.

         7.2 Due Authorization and Enforceability. Seller has the requisite corporate power and authority to execute and deliver this Agreement and the Bill of Sale, the Deed, the Patent Assignment, the Trademark Assignment and the Real Estate Agreement, and the other documents, instruments and agreements to which it is a party and which are to be delivered upon the Closing Date (collectively, the "Related Agreements"), and to consummate the transactions contemplated hereby and thereby. Parent has the requisite corporate power and authority to execute and deliver the guaranty set forth on the signature page of this Agreement (the "Guaranty"). The execution and delivery of this Agreement and the Related Agreements by Seller, and the execution and delivery of the Guaranty by Parent, and the consummation of the transactions contemplated hereby and thereby has been duly authorized by all necessary corporate actions of Seller and Parent, including appropriate action of the directors and of the shareholder of Seller, and no other corporate action or proceeding on the part of Seller or Parent is necessary to authorize the execution and delivery of this Agreement or the Related Agreements or the Guaranty, or the consummation by Seller or Parent (as the case may be) of the transactions contemplated hereby or thereby. This Agreement has been duly executed and delivered by Seller, and this Agreement and the Related Agreements to which Seller is a party (when executed and delivered at the Closing Date) are or will be legal, valid and binding obligations of Seller, enforceable against Seller in accordance with their terms. The Guaranty (when executed and delivered at the Closing Date) will be the legal, valid and binding obligation of Parent, enforceable against it in accordance with its terms.

         7.3 No Conflicts. Except as set forth on Schedule 7.3, neither the execution and delivery of this Agreement, the Related Agreements, the Guaranty, nor the consummation of the transactions contemplated hereby or thereby will (i) conflict with or violate any provision of the Articles of Incorporation, Bylaws or other Charter documents of Seller or Parent, as applicable, (ii) violate any law, rule, regulation, ordinance, order, writ, injunction, judgment or decree applicable to the King Business or by which any of the Assets are bound or affected or (iii) conflict with or result in any breach of or constitute a default (or an event which with notice or lapse of time or both would become a default) under, or give to others any rights of termination or cancellation of, or accelerate the performance required by or maturity of, or result in the creation of any security interest, lien, charge or encumbrance on any of the Assets pursuant to any of the terms, conditions or provisions of, any note, bond, mortgage, indenture, any of the Material Agreements, or any of the Permits set forth in Schedule 1.1.7.

         7.4 Financial Statements. Attached hereto as Schedule 7.4 are the balance sheets of Seller for the fiscal years ended December 31, 1999 and December 31, 2000, and as of the interim period ended September 30, 2001, and the related statements of income, for the respective fiscal years and interim period then ended (all of the foregoing referred to above in this Section 7.4 are herein collectively referred to as the "Seller Financial Statements"). The Seller Financial Statements fairly present in all material respects the assets, liabilities and financial position of Seller as of the respective dates set forth therein and the results of operations of Seller for the respective periods set forth therein.

         7.5 No Material Adverse Change. Since September 30, 2001, there has been no material adverse change in the nature, business, operations, properties, assets, liabilities (actual or contingent), of the King Business, or in the condition (financial or otherwise) thereof, or in the manner of conducting the King Business, or from the condition or position of the King Business as set forth in the Seller Financial Statements, other than changes in the ordinary course of business which in the aggregate are not material and adverse. Since September 30, 2001, there has been no event or condition of any character which, either individually or in the aggregate, might reasonably be expected to affect in a material adverse manner the operations, properties, assets, liabilities or financial condition of the King Business or the Assets. Without limiting the generality of the foregoing, and since September 30, 2001, Seller has not:

                  7.5.1 paid any dividend, made any distribution or made any other actual, constructive or deemed distribution in respect of the Assets;

                  7.5.2 suffered any damage, destruction or loss of any Asset, whether or not covered by insurance, which exceeds $25,000;

                  7.5.3 sold, leased, transferred, assigned, distributed or otherwise disposed of any tangible Asset with a value in excess of $10,000, or any intangible Asset, except for the sale of finished goods or repair parts in the ordinary course of business;

                  7.5.4 changed its payment practices relative to trade payables in such a manner that the average age of Seller's trade payables outstanding at the Closing Date would be materially inconsistent with Seller's historical practice as reflected in the Seller Financial Statements;

                  7.5.5 offered any cash discounts on trade receivables inconsistent with the Seller's historical practices as reflected in the Seller Financial Statements.
         7.6 All Necessary Assets. Other than the Excluded Assets, the Assets being sold, transferred, conveyed, assigned and delivered by Seller under this Agreement constitute all of the assets used by Seller in the conduct of the King Business.

         7.7 Title to Assets. Seller warrants that Seller has good and marketable title to the Assets transferred hereunder and, upon consummation of the transactions contemplated by this Agreement, including execution and delivery of the Bill of Sale, the Deed, the Assignment and Assumption Agreement, the Patent Assignment and the Trademark Assignment, or other instruments of transfer, Purchaser will acquire title to the Assets, free and clear of all mortgages, pledges, liens, security interests, assignments, conditional sales agreements, encumbrances, claims or charges of any kind ("Liens"), except for
(i) Liens created by Purchaser, or (ii) the Permitted Liens. At the Closing Date, none of the Assets will be subject to any commitment or other arrangement for its sale or use by third parties except under Assumed Contracts. The term "Permitted Liens" means liens for current real or personal property taxes and installments for special assessments and other governmental charges which are not yet due and payable or which may thereafter be paid without. Notwithstanding anything to the contrary in this Agreement, the only representations relating to title of the Real Property are made in the Real Estate Agreement.

         7.8 Condition of Assets. The Machinery & Equipment included in the Assets set forth in Schedule 1.1.1 are in good operating condition and repair, ordinary wear and tear excepted and except any such assets which are idle, in process of changeover for new production, retained for spare parts or are idled for scheduled or normal maintenance.

         7.9 Compliance with Laws. Except as set forth on Schedule 7.9, the operation of the King Business and the use of the Assets comply in all material respects with all applicable laws, ordinances, rules, decrees, orders and regulations, including federal and state and local health and safety laws, rules and regulations, and laws related to employment practices and payroll in effect as of the date hereof, other than Environmental Laws (collectively the "Laws"). Except as set forth on Schedule 7.9, Seller has obtained all necessary permits, licenses, certificates, exemptions, orders and approvals and has filed all required notices with federal, state and local governmental bodies that are required by applicable law for the use of the Assets and in order to conduct the King Business as presently conducted, all of which are valid and effective on the date of this Agreement and will be valid at the Closing Date, and all payments, fees and costs thereof have been paid in full to the date of this Agreement and will be paid in full at the Closing Date. Except as set forth on
Schedule 7.9, in the past five years, Seller has not received any written notice of any violations of any Laws or regulations or any covenants or contracts with respect to the King Business or any of the Assets, and to Seller's knowledge, no such notice of violations is pending or has been threatened.

         7.10 Absence of Litigation. There are no judgments or other judicial or administrative orders outstanding against Seller. Except as set forth in
Schedule 7.10, there is no action, suit or proceeding at law or in equity or by or before any governmental or administrative instrumentality or other agency now pending or, to the knowledge of Seller, threatened against or affecting Seller, the Assets or any of Seller's property or rights which, if adversely determined, might materially impair the right or ability of Seller to carry on the King Business as it is now conducted or as proposed to be conducted by Purchaser or would materially adversely affect the financial condition of Seller. A true and correct summary of all suits or proceedings at law, in equity or by or before any governmental or administrative instrumentality or other agency and other litigation (whether material or not) pending or to Sellers knowledge, threatened against Seller, or settled within the last five (5) years is attached hereto as
Schedule 7.10. Seller is not in violation in any material respect under any applicable Law.

         7.11     Material Agreements.   Except as set forth on Schedule 7.11(a)
 ( the "Material Agreements") Seller is not a party to any written:

                  (a) agreement, contract or commitment providing for annual cash payments of more than $50,000, which may not be terminated without penalty or upon less than three months notice, with any present or former employee or consultant, or for the employment of any Person, including any consultant, who is engaged in the conduct of the King Business;

                  (b) agreement, contract or commitment for the required future purchase of, or payment for, supplies or products, or for the performance of services by a third party, used in the conduct of the King Business which has a term of longer than one year, or requires the payment of $100,000 or more during the remaining balance of the term thereof;

                  (c) agreement, contract or commitment to sell or supply products or to perform services in connection with the King Business which has a term of longer than one year, or requires the payment of $100,000 or more during the remaining balance of the term thereof;

                  (d) distribution, dealer, representative or sales agency agreement, contract or commitment relating to the King Business;

                  (e) agreement for the acquisition of any real property, or any interest relating to real property, or any construction of any improvement to real property involving the payment of $100,000 or more;

                  (f) lease under which Seller is either lessor or lessee relating to the Assets or any property at which the Assets are located, and in the case of any personal property leases, involving in any one case required annual payments of $100,000 or more;

                  (g) agreements relating to any obligations, representations and warranties, indemnities or commitments arising out of any prior agreements for the merger or acquisition of Seller, which obligations, representations, warranties, indemnifications or commitments shall have survived the closing of such merger or acquisition;

                  (h) commitment or agreement for any required capital expenditure or leasehold improvement in excess of $100,000 (individually or in the aggregate) relating to the King Business

                  (i) agreement, contract or commitment limiting or restraining the King Business or any successor thereto from engaging or competing in any manner or in any King Business, nor, to Seller's Knowledge, is any employee of Seller engaged in the conduct of the King Business subject to any such agreement, contract or commitment;

                  (j) agreement, contract or commitment relating to joint venture, partnerships or limited liability companies;

                  (k) agreement, contract or commitment relating to the acquisition by the King Business of any operating business or the equity interests of any other business, entity or organization;

                  (l) agreement, contract or commitment with any labor union or association representing any employee;

                  (m) capitalized lease, pledge, conditional sale or title retention agreement involving the payment or receipt of more than $100,000 annually;

                  (n) mortgage, indenture, note, bond, letter of credit or other agreement relating to the King Business and the borrowing of money; or

                  (o) license, franchise, distributorship or other agreement including the required payment or receipt of more than $100,000 during the remaining balance of the term thereof which relates in whole or in part to any of the Intellectual Property.

         Schedule 7.11(a) is an accurate and complete list of all of Seller's Material Agreements which Purchaser shall assume from Seller. There are no other Material Agreements being assumed by Purchaser under this Agreement. Each of the Material Agreements is valid and effective against Seller, and to Seller's knowledge, the other party thereto, in accordance with its terms. True and correct copies of the Material Agreements have been supplied to Purchaser by Seller. Seller is not, and to Seller's knowledge, the other party to any of the Material Agreements is not, in material default thereunder and no event has occurred with respect to Seller and, to Seller's knowledge, with respect to the other party thereto, which with the passage of time or the giving of notice or both would constitute a material default under any of the Material Agreements. Notwithstanding the foregoing, Purchaser shall not assume from Seller any of Seller's Material Agreements which appear on Schedule 7.11(b).

         7.12 Receivables. Subject to the reserves on the September 30, 2001 balance sheet of Seller provided by Seller to Purchaser, the Receivables being conveyed hereunder, will, at the Closing Date, be owned by Seller free and clear of all claims, encumbrances, credits; to Seller's knowledge, backcharges and counterclaims, setoffs and deductions, and are not subject to additional requirements of performance by Seller, and such Receivables have not been billed or collected for a greater percentage of the work done or materials supplied than has actually been performed or supplied by Seller.

         7.13 Intellectual Property. Schedule 1.1.4 lists all patents, trademarks, tradenames, service marks, registered copyrights and all applications therefor, and all licenses, owned by Seller and used by Seller in the conduct of the King Business. All of the Intellectual Property is owned or lawfully used by Seller in the conduct of the King Business. None of the Intellectual Property has been held or stipulated to be invalid in any litigation which has been concluded, and the validity of the Intellectual Property has not been questioned in any litigation currently pending or which, to the knowledge of Seller, has been threatened. Seller will have assigned to Purchaser at the Closing Date all Intellectual Property owned by Seller . The Intellectual Property does not, to the knowledge of Seller, infringe any patent, trademark, tradename, service mark, copyright or other rights owned by others, nor has Seller received any written notice of conflict thereof with the asserted rights of others in the past five years. All registration and maintenance fees due and payable on or before the Closing Date with respect to any registered patent, trademark, service mark, or copyright has been or will be paid prior to the Closing Date. Each registered patent, trademark, service mark, or copyright set forth in Schedule 1.1.4 is valid and in full force and effect, and has not been allowed to lapse or expire by the failure of Seller to elect to continue the registration thereof or to pay any registration or maintenance fees with respect therewith.

         7.14 Related Party Agreements. Except as set forth on Schedule 7.14, no affiliate, officer or director of Seller or Parent, nor any related person has, directly or indirectly, entered into any transaction with Seller relating to the King Business. For purposes of this Agreement, the term "related person" shall mean and include any person related to any affiliate, officer or director of Seller or Parent by blood or by marriage, or any corporation, partnership, proprietorship, trust or other entity in which any officer or director of Seller or Parent (or any spouse, ancestor or descendant of the same) has more than a five percent (5%) legal or beneficial interest.

         7.15 Inventory. Subject to the reserves on the September 30, 2001 balance sheet of Seller provided by Seller to Purchaser, the value at which the Inventory is shown on the Seller Financial Statement has been determined in accordance with the standard valuation policy of Seller, consistently applied. All items of Inventory (and their location) held at locations other than at the Facilities or in transit at the date of this Agreement shall be fully disclosed to Purchaser on Schedule 1.3.

         7.16 Taxes. With respect to the King Business and the Assets being conveyed under this Agreement, Seller has filed or will file all federal, state, county and local tax returns, including information returns, which it is required by law to file and has paid all income, payroll, withholding, gross receipts, excise, business and occupation, sales, use or other taxes, assessments and other governmental charges due in respect of such returns, except to the extent that any such taxes are being contested in good faith and as to which adequate reserves have been set aside and Seller has accrued all taxes not yet due. Since September 30, 2001, Seller has not incurred any taxes other than taxes incurred in the ordinary course of business, and all such taxes are fully reserved against on the books of Seller. Seller is not delinquent in the payment of any amount of taxes, and there are no Liens for any taxes upon the Assets of Seller, except Liens for current taxes not yet due that are fully reserved for on the Seller Financial Statements . All taxes that Seller was or is required by law to withhold or collect, have been and are being withheld or collected by it and have been or are being held by it for such payment. All tax returns required to be filed by or on behalf of Seller have been prepared and filed in accordance with all applicable laws or requirements and accurately reflect the taxable income (or other measure of tax) of the party filing the tax returns. All such tax returns, estimates, reports and declarations are complete and accurate and disclose all taxes required to be paid for the periods covered thereby. Except as set forth on Schedule 7.16, no audit, action, suit, investigation, claim, assessment or examination with respect to taxes is now pending or currently in progress with respect to Seller and, to the Seller's knowledge, there is no basis therefor. Seller has not received from the Internal Revenue Service or from any other tax authority of any state, foreign, county, local, or other jurisdiction a notice of underpayment of taxes, a proposed assessment of taxes, a proposed adjustment to any tax return filed or other deficiency that has not been paid.

         7.17 No Misrepresentation or Material Non-disclosures. To the knowledge of Seller, neither this Agreement nor the Related Agreements, nor any other document, certificate or statement furnished to Purchaser in connection herewith contains any untrue statement of a material fact or omits to state a material fact necessary in order to make the statements contained herein or therein not misleading.

         7.18 No Defective Products. The products of the King Business previously manufactured and sold by Seller have, where necessary, been qualified under and comply in all material respects with the specifications and requirements of applicable rating and compliance agencies and safety standards and contain, to Seller's knowledge, no defects that will result in an epidemic failure of the products. For purposes of this Agreement "epidemic failure" shall mean the failure of any unit produced by the King Business, or any prime component thereof, that results in a failure of such unit to perform as warranted, and which failure occurs in five percent (5%) or more of the total number of such units produced by Seller during the twelve (12) month period prior to the Closing Date; and shall apply separately to each product model of the King Business, or to any two or more product models of the King Business if the failure is caused by a prime component which is common to, and in application is identical to, two or more of the product models of the King Business.

         7.19 Employment Activity. Seller is in material compliance with all applicable laws respecting employment, employment practices, employment benefits, non-discrimination in employment, and conditions of employment and payment of wages, and is not engaged in any unfair labor practice. There is no employment discrimination or unfair labor practice charge or complaint against Seller pending before the National Labor Relations Board, the Equal Employment Opportunity Commission or any other federal, state or local governmental agency arising out of Seller's activities, and Seller has no knowledge of any facts or information which could reasonably be expected to give rise thereto. There is no labor strike or labor disturbance pending or threatened against Seller nor is any grievance currently being asserted; and Seller has not experienced within the last three (3) years a work stoppage or other material labor difficulties.

         7.20 Employee Benefit Plans To the extent reasonably requested by Purchaser, Seller has made available to Purchaser copies of all employee benefit plans as that term is defined in Section 3(3) of ERISA, maintained or contributed to by Seller or Parent with respect to any of Seller's employees (the "Seller Plans"). There are no liabilities or obligations relating to any employee benefit plan (as that term is defined in Section 3(3) of ERISA) maintained or contributed to by Seller, Parent or any ERISA Affiliate which would impose a material liability on Purchaser

         7.21 No Indebtedness. Seller does not have any outstanding indebtedness to any person or entity, except for such indebtedness as is set forth on
Schedule 7.21 attached hereto, which indebtedness shall, be fully satisfied by Seller at the Closing. Prior to the Closing Date, the lenders of any such indebtedness have agreed to terminate all Liens by delivery of appropriate release documents. For purposes of the Agreement, "Indebtedness" shall mean all interest bearing obligations which in accordance with GAAP would be included in determining total liabilities, whether or not secured by any Lien on property owned or acquired by Seller, and whether or not such a liability shall have been assumed, including liabilities in respect of all capital leases determined in accordance with GAAP, and guarantees, indemnities, endorsements (other than for collection in the ordinary course of business) and any other contingent obligations required to be reflected on the balance sheet of Seller in accordance with GAAP, whether secured or not in respect to the obligations of other persons or entities.

         7.22 Environmental Matters. Seller has all permits, licenses, and other authorizations which are required as of the date of this Agreement and which will be required as of the Closing Date for the operation of the King Business under the Resource Conservation and Recovery Act, 42 U.S.C. ss.6901, et seq., as amended ("RCRA"), the Comprehensive Environmental Response, Compensation and Liability Act, 42 U.S.C. ss.9601, et seq., as amended ("CERCLA"), the Clean Air Act, 42 U.S.C. ss.7401, et seq., as amended ("CAA"), the Clean Water Act, 33 U.S.C. ss.1251, et seq. ("CWA"), the Toxic Substance Control Act, 15 U.S.C. ss.2601, et seq. ("TSCA"), Hazardous Materials Transportation Act, 49 USC 1801 et seq. ("HMTA") and any other applicable federal, state or local laws, statutes, regulations and ordinances relating to the physical or environmental condition of property and to the maintenance, record-keeping and disposition of any underground tanks and relating to emissions, discharges, releases or threatened releases, of pollutants, contaminants, petroleum oils, chemicals or industrial, hazardous or toxic materials or waste into the environment (including, without limitation, ambient water, surface water, groundwater, land surface or subsurface strata) or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of pollutants, contaminants, petroleum oils, chemicals or industrial, hazardous toxic materials or waste, or any order, decree or judgment issued, entered, promulgated or approved thereunder as in effect on the date hereof (the "Environmental Laws"). Except as set forth on Schedule 7.22 with respect to the conduct of its business, its operations, its properties, and its use of owned and leased properties, Seller is in compliance in all material respects with all terms and conditions of the required permits, licenses and authorizations necessary under the Environmental Laws, and is also in compliance in all material respects with all other limitations, restrictions, conditions, standards, prohibitions, requirements, obligations, schedules and timetables contained in the Environmental Laws as in effect on the date hereof. There is no pending civil or criminal litigation, notice of violation or administrative proceeding arising out of the business or activities of Seller or any affiliates, including without limitation any pending litigation, notice or proceeding, relating in any way to the Environmental Laws (including notices, demands, letters or claims under RCRA, CERCLA, CAA, CWA, TSCA, HMTA and similar foreign, state and local laws). Except as set forth on Schedule 7.22 to Seller's knowledge, there is no threatened civil or criminal litigation, notice of violation or administrative action arising out of the business activities of Seller, including without limitation, any threatened litigation, notice or proceeding relating in any way to the Environmental Laws. Except as set forth on
Schedule 7.22 Seller is not aware of any past or present events, conditions, circumstances, practices, incidents or actions which may give rise to any legal liability, or otherwise form the basis of any claim, action, suit, proceeding, hearing or investigation against or involving Seller arising out of any violation or alleged violation of the Environmental Laws or any circumstances which could reasonably be expected to interfere with or prevent continued compliance with the Environmental Laws in effect on the date hereof or the Closing Date. Except as set forth on Schedule 7.22 to Seller's knowledge, no hazardous substances, pollutants, petroleum oils or fraction, contaminants or hazardous waste including, but not limited to, asbestos, "PCB's" and urea formaldehyde are contained in or have been, from any source whatsoever, released, spilled, disposed, or deposited over, beneath or on the current Owatanna, Minnesota facility or the Bishopville, South Carolina facility of Seller, or on properties adjacent thereto, by Seller, or, to Seller's knowledge, any other person.

         7.23 Approvals and Consents. Except as set forth on Schedule 7.2, no material consent, authorization or approval of, or waiver or exemption by, or filing with any other person or entity is required in connection with the execution, delivery or performance of this Agreement by Seller or the consummation by Seller of the transactions contemplated hereby.

         7.24 Insurance. Attached hereto as Schedule 7.24 is a complete and correct list of all policies of insurance of which Seller is the owner, insured or beneficiary, or covering the King Business or any of the Assets for any policy period after January 1, 1999. All premiums under such policies for periods through the date hereof have been paid and through the Closing Date will be paid. No notice of cancellation or non-renewal with respect to or disallowance of any claim under, or increase of the premium for any such insurance policy has been received by Seller.

         7.25 Other Intangibles. The engineering drawings, bills of material, manufacturing data and other intangibles conveyed to Purchaser as described in
Section 1.1.7 of this Agreement are all of such items used in the King Business that are in the possession of Seller. There exists no actual or, to the knowledge of Seller, threatened termination, cancellation or material limitation of, or material modification in, the business relationship of Seller with any customer or supplier.

         7.26 Warranties. Set forth on Schedule 7.26 attached hereto are the current express warranty terms and disclaimers for all forms of express warranties given (or extended express warranties sold) by Seller during the three-year period prior to the Closing Date with respect to the King Business for product sold or services related thereto provided by Seller. Schedule 7.26 contains the warranty claim history for the King Business for the past five years.

8.       Representations and Warranties of Purchaser

Purchaser represents and warrants to Seller as of the date of this Agreement and as of the Closing Date as follows:

         8.1 Corporate Existence. Purchaser is a corporation organized and existing in good standing under the laws of the Commonwealth of Pennsylvania. Purchaser has full power and authority to own its assets and to carry on its business as and where such business is now conducted.

         8.2 Due Authorization and Enforceability. Purchaser has full power and authority to execute and deliver this Agreement and the Related Agreements to which it is a party, and to consummate the transactions contemplated hereby and thereby. The execution and delivery of this Agreement and the Related Agreements to which it is a party, by Purchaser of the transactions contemplated hereby and thereby have been duly authorized by all necessary corporate action and no other action or proceeding on the part of Purchaser is necessary to authorize the execution and delivery by Purchaser of this Agreement or Related Agreements to which it is a party or the consummation by Purchaser of the transactions contemplated hereby or thereby. This Agreement and the Related Agreements to which Purchaser is a party have been duly executed and delivered by Purchaser and this Agreement and the Related Agreements to which Purchaser is a party are legal, valid and binding obligations of Purchaser, enforceable against Purchaser in accordance with their terms.

         8.3 No Conflicts. Neither the execution and delivery of this Agreement or the Related Agreements to which Purchaser is a party, nor the consummation of the transactions contemplated hereby or thereby will (i) conflict with or violate any provision of the Articles of Incorporation, Bylaws or other Charter documents of Purchaser, (ii) conflict with or violate any law, rule, regulation, ordinance, order, writ, injunction, judgment or decree applicable to Purchaser or by which any of its properties or assets are bound or affected or (iii) conflict with or result in any breach of or constitute a default (or an event which with notice or lapse of time or both would become a default) under, or give to others any rights or termination or cancellation of, or result in the creation of any lien, charge or encumbrance on any of their assets or properties pursuant to any of the terms, conditions, or provisions of, any note, bond, mortgage, indenture, permit, license, franchise agreement, lease, contract, or other instrument or obligation to which Purchaser is a party or by which any of Purchaser's properties or assets are bound or affected; except, in the case of
(ii) and (iii) above, for such conflicts, violations, breaches, defaults, terminations, cancellations and accelerations which in the aggregate will not have a material adverse effect on the ability of Purchaser to consummate the transactions contemplated by this Agreement and the Related Agreements to which it is a party.

         8.4 Full Disclosure. Purchaser has not received from Seller any written documents which clearly demonstrate the material breach of the representations or warranties made by Seller and contained in this Agreement as modified by the disclosure schedules, or any Related Agreement, except those which have been or will be, as the case may be, promptly disclosed by Purchaser to Seller in writing prior to the Closing Date.

9. Survival of Representations and Warranties. The representations and warranties made in this Agreement or pursuant hereto shall survive the execution and delivery of this Agreement and the conclusion and closing of the transactions contemplated hereby for a period of eighteen (18) months after the Closing Date, except for representations in Section 7.18 (No Defective Products) which shall survive for a period of thirty-six months (36) months.

10.      Covenants

         10.1 Retention of Records. Purchaser hereby covenants that for a period of five (5) years following the Closing Date, Purchaser will retain, at Purchaser's sole expense, the Books and Records of Seller relating to the operation of the King Business prior to the Closing Date. During such period, Purchaser will afford to Seller, its counsel and accountants, during normal business hours, reasonable access to such books, records and other data, to the extent that such access may reasonably be required to facilitate the preparation by Seller of such tax returns as they may be required to file with respect to Seller and the investigation, litigation and final disposition of any claims which may be made against Seller. Following the expiration of such five (5) year period, Purchaser may dispose of any such books, records and other data; provided, however, that before disposing of any such materials it will first notify Seller and permit Seller at its sole expense, to remove such materials.

         10.2 Further Actions. Upon the terms and subject to the conditions hereof, each of the parties hereto agrees to use its reasonable best efforts or take or cause to be taken all action and to do or cause to be done all things necessary, proper and advisable to consummate the transactions contemplated by this Agreement (provided that neither party shall be required to waive its respective conditions precedent to closing contained in Section 12 or 13 of this Agreement), the Related Agreements and other documents necessary to close this transaction, and shall use its reasonable best efforts to obtain all necessary waivers (provided that neither party shall be required to obtain any waiver of any of the conditions precedent to closing contained in Section 12 or 13 of this Agreement), consents and approvals and to effect all necessary registrations and filings. In addition, Seller covenants and agrees that it will take all actions and execute and deliver all reasonable documents, instruments, and agreements necessary to assist Purchaser in the removal of all Liens, assuming Purchaser has satisfied its obligations pursuant to its assumption of Seller's liabilities as set forth in Article 5 of this Agreement.

         10.3 Press Releases. Purchaser and Seller will consult with each other before issuing any press release or otherwise making any public statements with respect to this Agreement or the transactions contemplated hereby and shall not issue any such press release or make any such public statement prior to such consultation, except as may be required by law or any listing agreement with a national securities exchange, including the New York Stock Exchange. It is contemplated that the parties will issue press releases to announce the execution of this Agreement and the expected Closing.

         10.4 Receipt of Funds. After the Closing Date, each of Purchaser and Seller shall segregate any monies or other amounts paid to either of them in respect of receivables or assets that belong to the other party, and each party shall promptly pay over and remit to the other party any such monies and amounts weekly after receipt thereof. Each of Purchaser and Seller shall take all reasonable actions, including the giving of timely notices to assure that the covenants set forth in this Section 10.4 are faithfully and timely fulfilled.

         10.5      Employees

                  10.5.1 Potential Employees. Except for those persons listed on
Schedule 10.5.1 attached hereto, Purchaser or an affiliate of Purchaser shall offer employment, effective as of the Closing Date, to any of Seller's personnel then working full-time at Seller's Facilities ("Potential Employee"). Any Potential Employee who accepts an offer of employment and who commences employment with Purchaser upon the terms of such offer on or after the Closing Date is an "Accepting Employee." Seller shall be responsible and liable for any required notification and payments under the Worker Adjustment and Retraining Notification Act of 1988 ("WARN") for any plant closing or mass layoff occurring up to and including the Closing Date. Purchaser shall be responsible and liable for any required notification and payments under WARN for any plant closing or mass layoff occurring after the Closing Date.

                10.5.2 Seller's Benefits. Purchaser will not assume or have any liability, responsibility or obligation under any of the Seller Plans. Seller also will be responsible and liable for the costs of administration and compliance with the Consolidated Omnibus Budget Reconciliation Act of 1985 ("COBRA") for any qualifying event with respect to Seller's employees occurring before the Closing Date (collectively such costs and those set forth in the sentence prior hereto shall be defined as "Separation Benefits"). Seller shall cause its retirement savings plan to permit the roll-over of the account balances of any Accepting Employee to a retirement savings plan sponsored by Purchaser. Seller, Parent or its applicable ERISA Affiliates shall retain all responsibility and liability for any and all benefits, obligations, and commitments for any employee benefit plans maintained by Seller, Parent or any ERISA Affiliate for the benefit of the employees of the King Company prior to the Closing Date. For purposes of the Agreement, "ERISA Affiliate" means (i) any corporation which at any time on or before the Closing Date is or was a member of the same controlled group of corporations (within the meaning of Section 414(b) of the Code) as Seller; (ii) any partnership, trade or business (whether or not incorporated) which at any time on or before the Closing Date is or was under common control (within meaning of Section 414(c) of the Code) with Seller; and (iii) any entity which at any time on or before the Closing Date is or was a member of the same affiliated service group (within the meaning of Section 414(m) of the Code) as either Seller, any corporation described in clause (i) or any partnership, trade or business described in clause (ii).

                10.5.3 Purchaser's Benefits for Accepting Employees. Effective upon the Closing, Purchaser shall employ any Accepting Employee and pay each Accepting Employee at the same rate of pay as then in effect on the Closing Date; provided, however, that Purchaser may subsequently modify the wages or salaries of any Accepting Employee, whether by increase or decrease, to accommodate annual performance reviews or in response to business or economic circumstances. Effective as of the Closing Date, Purchaser shall offer to Accepting Employees standard employee benefit plans currently maintained by Purchaser for its other employees, including without limitation, medical, dental, prescription, life, disability, retirement, vacation, holiday, and other employee benefit plans, programs or policies, as then in effect, and subject to the terms and conditions of such plans, programs or policies. Purchaser shall waive any waiting periods, actively at work requirements, non-confinement requirements, and pre-existing conditions clauses relating to benefits provided by Purchaser that would apply to a Accepting Employees or dependent solely as a result of being treated as a new employee of Purchaser.

                10.5.4 Claims of Accepting Employees. Seller hereby agrees to indemnify and hold harmless Purchaser, its agents, officers or directors, employees, and affiliates against any liabilities, costs or expenses (including reasonable attorneys' fees) resulting from claims made by any Potential Employees, any prior employees of Seller and/or any applicants for employment with Seller for Separation Benefits relating to acts or omissions of Seller with respect to employment of Potential Employees, prior employees and/or any applicants for employment with Seller prior to the Closing Date. Purchaser hereby agrees to indemnify Seller, its agents, officers, directors, employees and subsidiaries against any liabilities, costs or expenses including reasonable attorney's fees) resulting from claims made by any Accepting Employees relating to acts and omissions of Purchaser with respect to the employment of such Accepting Employees by Purchaser after the Closing Date.

          10.6. Name Change. No later than 30 days after the Closing Date, Seller shall change its name so as not to use "King Company" or any variant thereof. Purchaser agrees, after the Closing, subject to the provisions in this
Section 10.6, to affix a label covering, any of the trademarks, trade names and logos not included in the Acquired Assets and printed on materials distributed by the King Business, and, within ninety (90) days after the Closing Date, to discontinue any use of such marks by the King Business. Seller may continue its current use of the "King" name for a period not to exceed ninety (90) days on any brochures or general marketing materials currently on hand.

         10.7 Material Changes in Operations. From the date of this Agreement through the Closing Date, Seller shall refrain, except as otherwise allowed in this Agreement or approved in advance by Purchaser, from (i) making any purchases, sales or transfers of any Assets other than for the sale of finished goods Inventory or repair parts in the ordinary course of business or Excluded Assets; (ii) entering into any contracts, leases or commitments, or amending or modifying any contracts, leases or commitments, other than in the ordinary course of business; (iii) mortgaging, pledging, subjecting to lien or otherwise encumbering any Asset; (iv) granting a pay raise, price increase or decrease or making any change in the compensation or benefits payable to employees, agents or sales representatives of Seller, or making any bonus payment or arrangement other than in connection with annual performance reviews and consistent with past practice; (v) granting any release, discharge, compromise, discount or credit with respect to the Receivables, except in the ordinary course of business and consistent with past practice; (vi) failing to pay any trade payable in accordance with the terms thereof, except in the case of a bona fide dispute regarding the goods or services provided with respect to such payable; or (vii) violating any federal, state or local laws with respect to the operation of the King Business or the use of the Assets. Seller shall use its reasonable best efforts to pay all liabilities and taxes in a timely manner, to preserve the King Business intact, to keep the services of the present officers and key employees and to preserve the goodwill of all suppliers, customers, sales representatives and others having material business relations with Seller. Except with Purchaser's prior written consent, which will not be unreasonably withheld, Seller shall not allow the coverage of any of the liability or property insurance of the King Business to be diminished in any material respect. Seller will exercise all due diligence in safeguarding and maintaining secure all of the Books and Records of Seller. Seller shall not enter into, engage in or initiate any negotiations or discussions regarding (i) a merger, consolidation, reorganization, restructuring or similar transaction regarding Seller or (ii) the sale, of any of Seller's capital stock or rights related thereto or the Assets. Seller shall refrain from declaring, setting aside, or making any non-cash dividend or other non-cash distribution with respect to any capital stock of Seller or other rights in respect of or related thereto.

         10.8 Access to Information. Seller shall furnish to Purchaser and its representatives reasonable access at all reasonable times to the employees, Assets, Books and Records of Seller and shall promptly furnish all information with respect to the King Business as Purchaser reasonably requests from time to time.

         10. 9 Short Swing Tax Return. Purchaser shall reasonably cooperate with Seller in its preparation of a short period tax return, and any and all other documents as may be required by the Internal Revenue Service, for the King Business for the period dating from the previous tax return filed by Seller relating to the King Business and ending as of the Closing Date.

         10.10 Tax Clearances. Purchaser, at Purchaser's expense, may obtain, as of the date of transfer of any tangible property to Purchaser, all state sales and personal property tax clearances or similar clearances in connection with the transactions contemplated by this Agreement in the State of South Carolina or any other jurisdiction that Purchaser deems necessary

         10.11  No Additional Representations; Disclaimer.
                -----------------------------------------

                10.11.1 Purchaser acknowledges that neither Seller, nor any of its Affiliates, nor any other Person acting on behalf of Seller or any of its Affiliates (i) has made any representation or warranty, express or implied, including any implied representation or warranty as to the condition, merchantability, suitability or fitness for a particular purpose of any of the assets owned by Seller or any of its Affiliates or used in their respective businesses or (ii) has made any representation or warranty, express or implied, as to the accuracy or completeness of any information regarding Seller or any of its Affiliates or their respective businesses, in each case except as expressly set forth in this Agreement or as and to the extent required by this Agreement to be set forth in the Schedules hereto. Purchaser further agrees that neither Seller nor any other Person will have or be subject to any liability to Purchaser or any other Person resulting from the distribution to Purchaser, or Purchaser's use of, any such information, including the Confidential Executive Summary prepared by Lincoln Partners LLC and any information, document or material made available to Purchaser or its Affiliates in certain "data rooms," management presentations or any other form in expectation of the transactions contemplated by this Agreement.

                10.11.2 In connection with Purchaser's investigation of Seller and its Affiliates, Purchaser has received from or on behalf of Seller certain projections, including projected statements of operating revenues and income from operations of Seller (including from the operations of the Business) and its Affiliates for the fiscal year ending December 31, 2001 and for subsequent fiscal years and certain business plan information for such fiscal year and succeeding fiscal years. Purchaser acknowledges that there are uncertainties inherent in attempting to make such estimates, projections and other forecasts and plans, that Purchaser is familiar with such uncertainties, that Purchaser is taking full responsibility for making its own evaluation of the adequacy and accuracy of all estimates, projections and other forecasts and plans so furnished to it (including the reasonableness of the assumptions underlying such estimates, projections and forecasts), and that Purchaser shall have no claim against Seller with respect thereto. Accordingly, Seller makes no representations or warranties whatsoever with respect to such estimates, projections and other forecasts and plans (including the reasonableness of the assumptions underlying such estimates, projections and forecasts).

         10.12 Update of Schedules. Seller shall promptly disclose to Purchaser any information contained in its representations and warranties or the disclosure schedules that is incomplete or is no longer correct as of all times after the date of this Agreement until the Closing Date; provided, however, that none of such disclosures shall be deemed to modify, amend or supplement the representations and warranties of Seller or the disclosure schedules for the purposes of this Agreement, unless Purchaser shall have consented thereto in writing; provided, further, that the sole remedy to Purchaser if it fails or refuses to consent to such an update shall be the right to terminate this Agreement by notice to Seller within five (5) business days after receipt of the revised disclosure schedules with an extension of the Closing Date if delivered less than five (5) business days prior to Closing.

         10.13 Environmental Matters. Subject to the requirements of Environmental Laws, Purchaser and its affiliates and their respective officers, directors, employees, agents and representatives agree not to directly or indirectly communicate with, contact, solicit, prompt, suggest to or otherwise encourage or cause any governmental authority to order or otherwise require the investigation, remediation or clean-up of environmental conditions affecting the King Business or the Real Property.

         10.14. Sales Taxes Notwithstanding any other provision in this Agreement, any sales or use Taxes imposed by reason of the transfers of Assets provided in this Agreement and any related deficiency, interest or penalty shall be borne by Purchaser.

11. Closing. The closing of the transaction contemplated by this Agreement (the "Closing") shall be held on December 31, 2001 or such other date as mutually agreed by the parties, at the offices of Purchaser or at such other place or by means of facsimile transmission and wire transfer of funds as the parties may agree. The effective time of the Closing shall be 11:59 p.m., Eastern time, on the Closing Date. On the date of this Asset Purchase Agreement, each of Purchaser and Seller shall deliver to Chicago Title Insurance Company who shall act as escrow agent for the Closing (the "Escrow Agent"), originals of all of the instruments, agreements, certificates and documents set forth in this
Section 11, and as otherwise mutually agreed to by Purchaser and Seller ("Closing Documents") together with the amount of the Purchase Price under this Agreement and under the Real Estate Agreement and any other funds to be paid by Purchaser or Seller hereunder or thereunder (the "Escrowed Funds"). The Escrow Agent shall hold the Closing Documents and the Escrowed Funds in trust until the Closing Date, and shall, release the Closing Documents and the Escrowed Funds to the appropriate party in accordance with the provisions of the Escrow Agreement in the form attached hereto as Exhibit 11.1.

12.      Conditions to Purchaser's Obligation to Complete Closing

         The obligation of Purchaser to purchase and pay for the Assets at Closing shall be subject to the satisfaction, prior to or concurrently with the Closing Date, of each of the following express conditions precedent, unless waived by Purchaser:

         12.1. Consents and Releases. Seller shall have delivered to Escrow Agent the release of letter executed by Chase Manhattan so that the Assets may be transferred by Seller to Purchaser free and clear of all liens and encumbrances.

         12.2. Accuracy of Representations. The representations and warranties of Seller set forth in Section 7.7 (Title to Assets) and Section 7.8 (Condition of Assets) shall be true and correct in all material respects at the Closing Date.

         12.3. No Prohibition. No order, statute, rule, regulation, executive order, injunction, stay, decree or restraining order shall have been enacted, entered, promulgated or enforced by any court or competent jurisdiction or governmental or regulatory authority or instrumentality that prohibits the consummation of the transactions contemplated hereby.

         12.4. Bankruptcy. Seller shall not be the subject of a petition for reorganization or liquidation under the Federal bankruptcy laws, or under state insolvency laws, nor shall an assignment for the benefit of creditors or any similar protective proceeding or act or event of bankruptcy have occurred.

13.      Conditions to Seller's Obligation to Complete the Closing

         The obligation of Seller to sell and convey the Assets at the Closing shall be subject to the satisfaction, prior to or concurrently with the Closing Date, of each of the following express conditions precedent:

         13.1. Accuracy of Representations. The representations and warranties of Purchaser shall be true and correct in all material respects at the Closing Date, and for Purchaser shall have complied with all of its covenants set forth in this Agreement.

         13.2. No Prohibition. No order, statute, rule, regulation, executive order, injunction, stay, decree or restraining order, shall have been enacted, entered, promulgated or enforced by any court or competent jurisdiction or governmental or regulatory authority or instrumentality that prohibits the consummation of the transactions contemplated hereby.

14. Bulk Transfer. The parties agree to waive compliance with the requirements of any applicable bulk sales law provisions of the Uniform Commercial Code of the jurisdictions in which the Assets are situated or which may otherwise be applicable to the transactions contemplated hereby.

15.      Amendment and Waiver

         15.1. Amendment. This Agreement may be amended only by a writing executed by the authorized representatives of Purchaser and Seller.

         15.2. Waiver. Any party hereto may (a) agree to extend the time for the performance of any of the obligations or other acts of the other parties hereto,
(b) waive any inaccuracies in the representations and warranties contained herein or in any document delivered pursuant hereto or (c) waive compliance with any of the agreements or conditions contained herein. Any agreement on the part of the party hereto to any such extension or waiver shall be valid only if set forth in an instrument in writing signed by the authorized representative of such party.

16.      Indemnification

         16.1. Purchaser Indemnification. Purchaser hereby agrees to indemnify and hold Seller harmless, from and against any and all loss, liability (whether known or unknown, actual or contingent, legal or equitable, mature or inchoate, as guarantor or principal obligor, howsoever arising), claim, damage and expense, including, but not limited to, reasonable attorneys' fees and amounts reasonably expended in settlement of litigation, pending or threatened, arising out of or relating to: (i) any liabilities or obligations relating to the Assumed Liabilities (as defined in Section 5.1); (ii) any misrepresentation or breach of any of Purchaser's representations, warranties, covenants or agreements set forth in this Agreement, the Related Agreements, the Real Estate Agreement or any certificate, instrument or document delivered by Seller at the Closing; (iii) the acts and omissions of the Purchaser and its affiliates relating to the operations, ownership or conduct of the King Business, the Assets or the Real Property after the Closing Date; (iv) any liabilities or obligations relating to any breach by Purchaser, its affiliates or successors or assigns of the provisions of the Noncompetition Undertaking dated October 27, 2000 by Parent in favor of Lumen, L.L.C., including, without limitations, any litigation or proceedings by Lumen, L.L.C. or its predecessors, successors or assigns relating to such Noncompetition Undertaking; or (v) any liabilities or obligations relating to any enforcement or threatened enforcement by Purchaser, its affiliates, successors or assigns of the Noncompetition Undertaking dated October 27, 2000 by Thomas L. Miller and Tom Miller Investment, LLC in favor of Parent.

         16.2. Seller Indemnification. Seller hereby agrees to indemnify and hold Purchaser harmless from and against any and all loss, liability (whether known or unknown, actual or contingent, legal or equitable, mature or inchoate, howsoever arising), damage and expense, including but not limited to reasonable attorneys' fees and amounts reasonably expended in settlement of litigation, pending or threatened, arising out of or relating to: (i) any liabilities arising at or prior to Closing, or any events occurring at or prior to Closing giving rise to liability before or after the Closing, relating to Seller, the Assets or the Acquired Businesses other than the Assumed Liabilities (as defined in Section 5.1); (ii) any misrepresentation or breach of any of Seller's representations, warranties, covenants or agreements set forth in this Agreement, the Related Agreements, the Real Estate Agreement or any certificate, instrument or document delivered by Seller at the Closing, or (iii) any liabilities of Seller arising subsequent to the Closing (whether such liabilities were known, unknown or could not be known by Seller at or prior to Closing) except for the Assumed Liabilities (as defined in Section 5.1).

         16.3.    Procedure of Indemnification

                  16.3.1. Neither Purchaser nor Seller are required to take any action or make any claim to any third person as a precondition of seeking indemnification from the other(s) hereunder. The party seeking indemnification (the "Claimant") shall promptly give notice to the indemnifying party or parties of any matter or item which forms a basis for indemnification hereunder (a "Claim"). The Claimant shall afford the indemnifying party or parties, or their authorized representatives, the opportunity to defend, discharge or compromise such Claim and examine the books and records of the Claimant insofar as they relate to such Claim and to copy or make extracts therefrom, and will (at the expense of the indemnifying party) provide full cooperation of itself and its employees and agents with respect to such Claim. At an indemnifying party's request and expense, the Claimant will assign any claims or rights which the Claimant may have against any third party in an action against the third parties, and, at the indemnifying party's expense, the Claimant will cooperate fully with the indemnifying party in pursuing any such claim or right.

                  16.3.2. The indemnifying party or parties may, within thirty
(30) days after the Claimant has given notice of the Claim, give notice to the Claimant that the indemnifying party or parties intend to litigate or otherwise attempt to resolve the claim identified in the Claimant's notice. Upon such notice from the indemnifying party or parties to the Claimant: (i) the indemnifying party or parties, or any of them, shall have the right, at their sole cost and expense and without liability, cost or expense, to Claimant, to prosecute any such proceeding, defend any such Claim or otherwise attempt to resolve the Claim (including, but not limited to, settling such claim by paying all amounts in settlement), and (ii) Claimant shall have the right to participate at its expense in the defense of any such Claim. The indemnifying party or parties shall keep the Claimant appraised of all material developments in connection with any such Claim.

                  16.3.3. So long as any indemnifying party shall make a determination that monies are payable by Claimant to a third person, the indemnifying party or parties will not be obligated to pay to Claimant the monies so claimed.

                  16.3.4. Notwithstanding the foregoing Section 16.3.3; if as a result of any Claim, a judgment is entered against Claimant in a court of competent jurisdiction, or a lien attaches to any property or asset of Claimant, or any injunction, order or decree is obtained in any court of competent jurisdiction which materially and adversely affects or threatens to materially affect the assets, property, business or operations of Claimant, Claimant will be entitled to discharge, compromise or settle such Claim in good faith without the consent of the indemnifying party or parties.

                  16.3.5. All amounts incurred or paid by the Claimant for which it is entitled to indemnification by the indemnifying party or parties pursuant to the terms and conditions of this Agreement shall be promptly reimbursed to it by the indemnifying party or parties if not reimbursed within thirty (30) days of written request therefor, Claimant shall have the right to offset from any other amounts it owes or may owe to the indemnifying party or parties. In the event Claimant collects or retains an amount in excess of the amount of claim or lien, including reasonable costs and expenses including attorneys' fees, Claimant shall return such funds to the indemnifying party. Claimant shall cooperate in accordance with its best business judgment, in attempting to cause third parties who are liable to it or to the indemnifying party, to cause such third parties to reimburse the indemnifying party for payment made by it to Claimant; and Claimant shall subrogate the indemnifying party to Claimant's rights against third parties, with respect to claims paid by the indemnifying party to Claimant.

         16.4. Insurance Effect. If a claim of an indemnified party is covered by insurance of a party, the indemnified Party agrees to use reasonable efforts to recover the amount of such claim from the insurer before seeking indemnification hereunder.

         16.5. Limitations. Anything to the contrary in this Article XVI notwithstanding:

                  16.5.1. The party entitled to indemnification shall take all reasonable steps to mitigate indemnifiable liabilities and damages upon and after becoming aware of any event which could reasonably be expected to give rise to any liabilities and damages that are indemnifiable hereunder.

                  16.5.2. To the extent that the indemnifying party discharges any claim for indemnification hereunder, such party shall be subrogated to all rights of the indemnified party and its affiliates against third parties.

                  16.5.3 Anything to the contrary contained herein notwithstanding, Purchaser shall not be entitled to any recovery from Seller for the breach of any representation or warranty or any covenant contained in this Agreement until Purchaser has incurred claims, calculated on a cumulative basis and not a per item basis (the "Basket Amount"), shall exceed $50,000, at which time all claims in excess of the Basket Amount may be claimed, but in no event shall Seller and/or Parent be liable to Purchaser, in an aggregate amount in excess of $1,600,000 (the "Cap Amount") for such claims; provided, however, that any claims for the breach of Seller's representations and warranties set forth in Section 7.7 and in the Real Estate Agreement shall be limited to $4,000,000. The Basket Amount and Cap Amount shall not be applicable to claims arising from any willful misconduct or fraud by Seller. Purchaser shall have no right to indemnification under this Article 16 with respect to any Claim to the extent Purchaser shall have received an adjustment to the Purchase Price under the Net Working Capital Determination on account of such Claim.

         16.6. Exclusive Remedy. The remedies provided in this Article 16 shall be the parties sole and exclusive remedy under this Agreement and the Related Agreements, except for (a) remedies expressly set forth elsewhere in this Agreement (b) any specific performance or injunctive relief to which a party may be entitled to under applicable law so long as claims for specific performance or injunctive relief are made within thirty-six (36) months of the Closing Date. The provisions of this Article 16 shall survive the consummation of the transactions contemplated by this Agreement.

17. Notices. Any notices or other communications required or permitted hereunder or otherwise in connection herewith shall be in writing and shall be deemed to have been duly given when delivered in person , on receipt after dispatch by express, registered or certified mail, postage prepaid, addressed as follows:

If to Seller:              The King Company
                           c/o Specialty Engineered Products Group
                           SPX Corporation
                           100 Corporate North
                           Suite 207
                           2801 Lakeside Drive
                           Chicago, IL 60015
                           Attention: Roya Behnia, Esq.
                           Telecopy Number: 847.604.3121

with copy to:              SPX Corporation
                           700 Terrace Point Drive
                           Muskegon, MI   49443-3301
                           Attention: General Counsel
                           Telecopy Number: 231.724.5940

with copy to:              Gardner, Carton & Douglas
                           321 North Clark Street
                           Suite 3400
                           Chicago, IL   60610
                           Attention:  Stephen A. Tsoris, Esq.
                           Telecopy Number: 312.644.3381

If to Purchaser:  Mestek, Inc.
                           260 North Elm Street
                           Westfield, Massachusetts 01085
                           Attention: John W. Kaddaras, Vice President
                           Telecopy Number: 413.568.7428

with copy to:              Mestek, Inc.
                           260 North Elm Street
                           Westfield, Massachusetts 01085
                           Attention: Timothy P. Scanlan, Esq.
                           Telecopy Number: 413.568.7428

or such other address as the person to whom notice is to be given has furnished in writing to the other parties.

18.      Further Assurance -- After Closing

         18.1. Assurance of Seller. At any time and from time to time after the Closing Date, at Purchaser's request and without further consideration, Seller shall cooperate in good faith and promptly execute and deliver all such further instruments or documents and perform such other and further acts as Purchaser may reasonably request is in order to fully conclude the purchase and sale contemplated hereby.

19.      Confidentiality

         19.1. Proprietary information. Purchaser acknowledges its receipt of substantial information from Seller concerning the King Business pursuant to the Confidentiality Agreement dated July 16, 2001. All such information is hereinafter called the "Proprietary Information".

         19.2. Nondisclosure. Seller acknowledges that it is now in possession of the same Proprietary Information concerning the King Business as described above in Section 19.1. Seller agrees to keep all of the Proprietary Information confidential after the Closing Date in accordance with the terms of the above Confidentiality Agreement, except such Proprietary Information that becomes public information without the fault of Seller.

         20. Entire Agreement -- Binding Effect. This Agreement (together with the Exhibits and Schedules hereto, the Related Agreements and the other agreements executed at the Closing) sets forth the entire integrated understanding and agreement of the parties with respect to the subject matter hereof and supersedes all prior agreements whether written or verbal. This Agreement may not be modified, amended or terminated except in a writing signed by all of the parties hereto.

21. Assignment. No party to this Agreement shall have the right to assign any of its rights and obligations hereunder without the prior written consent of the other parties hereto; provided, however, that either party may assign its rights, remedies, and obligations hereunder to any of its subsidiaries upon prior written notice to the other party; provided, however, that any such assignment shall not release the assigning party from any liability or obligation hereunder. To the extent that such consent is given, this Agreement and all provisions hereof shall be binding upon and inure to the benefit of the parties hereto and their respective successors and permitted assigns.

22.      Miscellaneous

         22.1. Expenses. Except as otherwise agreed herein, each party hereto shall bear its own expenses incurred in connection with this Agreement and the consummation of the transactions contemplated hereby.

         22.2. Counterparts; Facsimile. This Agreement may be executed in two or more counterparts, each of which shall be deemed to be an original instrument, but all such counterparts together shall constitute one and the same instrument. The Agreement may be executed and delivered by facsimile transmissions, and a facsimile signature of any party shall be effective as an original signature.

         22.3. Governing Law. This Agreement is being made in and shall be governed by and construed and enforced in accordance with the laws of the State of Illinois and the United States of America, except for the conflicts laws of those jurisdictions.

         22.4. No Third Party Rights. This Agreement, the Related Agreements and the other agreements entered into at the Closing are solely for the benefit of the parties hereto. No third person shall acquire any rights or claims by reason of or under this Agreement, the Related Agreements or the other agreements entered into at the Closing.

         22.5. Severability. Should any terms, provision or clause hereof, or of any other agreement or document which is required by this Agreement, be held to be invalid, such invalidity shall not affect or render invalid any other provisions or clauses hereof or thereof the consideration or mutuality of which can be given effect without such invalid provision, and all of which shall remain in full force and effect. If any provision of this Agreement is so broad as to be unenforceable, such provision shall be interpreted to be only so broad as is enforceable under applicable law.

         22.6. Headings. The headings to the sections of this Agreement are inserted for convenience and reference only and are not intended to define or limit the substance of any section.

         22.7. Singular and Plural. Singular terms in this Agreement may be deemed to include plural, and plural terms to include the singular.

         22.8. Brokerage Fees. Neither Seller nor Purchaser, nor any of their officers, directors or employees, has incurred any liability for any brokerage fees, commissions, finders' fees or similar fees or expenses for which either Seller or Purchaser may be liable, and each party shall indemnify the other for any obligations therefor or related thereto. Seller acknowledges that it has engaged Lincoln Partners as an advisor to this transaction, and Seller shall be responsible for any payments to Lincoln Partners arising out of the transactions contemplated by this Agreement and the Real Estate Agreement.

         22.9. Exhibits and Schedules. The exhibits and schedules referenced in this Agreement and attached hereto shall be deemed to be a part of this Agreement and are incorporated herein by this reference.

         22.10. Knowledge. "Knowledge" or "awareness" or words of similar import means the actual knowledge of the management of Purchaser or Seller, as the case may be, consisting, with respect to the individuals identified in
Schedule 22.10.

           22.11.   Dispute Resolution.

                  22.11.1 Mediation. With respect to any dispute, claim or controversy between the parties arising out of or relating to this Agreement, the parties agree that they will attempt in good faith to resolve the matter through negotiation. Any party may initiate mediation by giving the other party written notice of any matter the party giving notice contends is in dispute. The party initiating mediation shall also serve a copy of the written notice on the mediator by in hand delivery, express delivery with proof of receipt, or certified mail, return receipt requested. Within thirty (30) days of receiving the initial notice described above, the other party shall serve a written response to the request for mediation. The responding party shall also serve a copy of the written response on the mediator. However, a party's failure to serve a response will not delay the mediation schedule. The notice and response shall contain a detailed description of the parties' positions as to the matter or matters in dispute. The parties will cooperate with the mediation service and with one another in selecting a neutral mediator and in scheduling the mediation proceedings. The parties covenant that they will use commercially reasonable efforts in participating in the mediation. The parties agree that the mediator's fees and expenses and the costs incidental to the mediation will be shared equally between the parties. The parties further agree that all offers, promises, conduct and statements, whether oral or written, made in the course of the mediation by any of the parties, their agents, employees, experts and attorneys, and by the mediator and any employees of the mediation service, are confidential, privileged and inadmissible for any purpose, including impeachment, in any litigation or other proceeding involving the parties, provided that evidence that is otherwise admissible or discoverable shall not be rendered inadmissible or non-discoverable as a result of its use in the mediation. Either party may commence an arbitration proceeding in accordance with Section 22.11.2 with respect to the matter submitted to mediation at any time after the completion of the initial mediation session, or ninety (90) days after the date of filing the written request for mediation, whichever occurs first.

                  22.11.2 Arbitration. Any controversy, dispute or claim arising out of or relating in any way to this Agreement or the transactions arising hereunder which has not been resolved pursuant to Section 22.11.1 shall be settled exclusively by arbitration in the City of Chicago, Illinois. Such arbitration shall be administered by the American Arbitration Association ("AAA") in accordance with its then prevailing rules, by one independent and impartial arbitrator who shall be admitted to practice law and shall be in good standing or on retirement status in any of the United States, and as selected in accordance with such rules. Notwithstanding anything to the contrary provided in
Section 15.8 hereof, the arbitration shall be governed by the United States Arbitration Act, 9 U.S.C. ss. 1 et seq. The fees and expenses of the AAA and the arbitrator shall be shared equally by the parties and advanced by them from time to time as required; provided that at the conclusion of the arbitration, the arbitrator shall award costs and expenses (including the costs of the arbitration previously advanced and the fees and expenses of attorneys, accountants and other experts) to the prevailing party. No pre-arbitration discovery shall be permitted, except that the arbitrator shall have the power in his sole discretion, on application by any party, to order pre-arbitration examination solely of those witnesses and documents that any other party intends to introduce in its case-in-chief at the arbitration hearing. The parties shall instruct the arbitrator to render his award within thirty (30) days following the conclusion of the arbitration hearing. The arbitrator's decision and award shall be in writing, setting forth findings of facts and conclusions of law with respect to all material issues raised in the arbitration proceeding and in the parties submittals to the arbitrator. The arbitrator shall not be empowered to award to any party any damages of the type not permitted to be recovered under this Agreement in connection with any dispute between or among the parties arising out of or relating in any way to this Agreement or the transactions arising hereunder, and each party hereby irrevocably waives any right to recover such damages. Notwithstanding anything to the contrary provided in this Section and without prejudice to the above procedures, either party may apply to any court of competent jurisdiction for temporary injunctive or other provisional judicial relief if such action is necessary to avoid irreparable damage or to preserve the status quo until such time as the arbitrator is selected and available to hear such party's request for temporary relief. The award rendered by the arbitrator shall be final and not subject to judicial review and judgment thereon may be entered in any court of competent jurisdiction.

                      [Signature page immediately follows]

29Apr02 - 11:53AM


         IN WITNESS WHEREOF, the parties hereto have executed this Asset Purchase Agreement on the date first above written.



SELLER:

                         THE KING COMPANY



                         By:____________________________



PARENT:
                         UNITED DOMINION INDUSTRIES INC.



                         By:____________________________



PURCHASER:
                         MESTEK, INC.



                         By:____________________________

                                    GUARANTY



         The undersigned ("Guarantor"), being the indirect parent of Seller, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, hereby continuously, irrevocably, unconditionally and absolutely guarantees the prompt payment and performance when due of all obligations of Seller under this Asset Purchase Agreement and the Real Estate Agreement.



                         UNITED DOMINION INDUSTRIES INC.



                         By:____________________________

                            STOCK PURCHASE AGREEMENT


         THIS AGREEMENT (the "Agreement") is made as of this ____ day of July, 2001, by and between Formtek, Inc., a Delaware corporation ("Purchaser"); and Roger K. Steel, Richard D. Nelson, John B. Strang and Vivian Steel (collectively the "Sellers") who collectively own twelve (12) shares of the Stock (the "Shares"), which is all of the issued and outstanding capital stock (the "Stock") of SNS Properties, Inc., an Ohio corporation. The Purchaser and Seller are sometimes collectively referred to herein as the "Parties", and either one of the Parties is sometimes referred to as a "Party".`

                                   WITNESSETH

         WHEREAS, the Sellers are all of the beneficial and record owners of the issued and outstanding shares of the Stock;

         WHEREAS, SNS Properties, Inc., by and through its subsidiary, Krasny-Kaplan Corporation and its divisions Yoder Manufacturing and Mentor AGVS (collectively, the "Company"), is engaged in the business of designing, manufacturing, fabricating, assembling, and selling roll forming equipment, tube mills, pipe mills, custom engineered material handling equipment, automated guided vehicle systems, and related machinery and equipment and repair parts under the trade names "Yoder"(R), "Krasny Kaplan" and "Mentor" (the "Acquired Businesses");

         WHEREAS, Sellers have through their collective efforts contributed to the growth and value of the Company's intangible assets, which growth the Parties expect to continue for several years after the consummation of the transaction contemplated herein;

         WHEREAS, pursuant to this Agreement, Seller shall cause the Company to divest itself of its subsidiary, North Coast Distributing, Inc. prior to the closing of the transactions contemplated by this Agreement, reserving unto the Company the assets, rights and properties of the Acquired Businesses;

         WHEREAS, the Company will retain or possess as of the closing all such assets, goodwill, properties and contractual and other rights that have been used to conduct the Acquired Businesses (the "Assets"); and

         WHEREAS, Purchaser desires to purchase all of the issued and outstanding shares of the Stock from Sellers, and Sellers desire to sell the Shares to Purchaser, upon the terms and conditions specified in this Agreement (the "Transactions").

         NOW, THEREFORE, in consideration of the foregoing, the mutual promises hereinafter set forth, and other good and valuable consideration, the Parties hereto, intending to be legally bound, hereby agree as follows:

                                       137
29Apr02 - 11:53AM


                                    ARTICLE I
                             PURCHASE OF THE SHARES

         Sellers hereby agree to sell, assign, transfer, and convey to Purchaser, for the consideration set forth and payable in accordance with the provisions of Article II of this Agreement, all of Sellers= rights, title, and interest in and to the Shares, free and clear of all liens, encumbrances and adverse charges of any nature whatsoever. The actual consummation of the Transactions contemplated by this Agreement (the "Closing") shall take place on June 29, 2001 at 9 a.m. at the offices of Mansour Gavin Gerlack & Manos Co LPA or such other date or at such other place as shall be otherwise agreed by the Parties (the "Closing Date"). At the Closing, Sellers shall deliver to Purchaser certificates representing the Shares validly endorsed in blank or accompanied by stock powers properly executed with respect to such Shares.

                                                     ARTICLE II
                                                   PURCHASE PRICE

         2.1 Consideration. Subject to the terms and conditions set forth herein, Purchaser hereby agrees to pay to Sellers at the Closing, as consideration for the purchase of the Shares and for Sellers= representations, warranties and covenants contained herein, the amount of Twelve Million One Hundred Thousand and 00/100 Dollars ($12,100,000.00) in cash or other currently available funds payable as set forth in Section 2.2 of this Agreement (the "Purchase Price").

         2.2 Payment of Purchase  Price.  On the Closing Date  (defined in
Article IX below),  Purchaser  shall pay the Purchase  Price as follows:

                  (a) the amount of Two Million One Hundred Thousand and 00/100 Dollars ($2,100,000.00) ("Escrow Amount") to the account of Chicago Title Insurance Company to be held and distributed in accordance with the terms of the Escrow and Disbursement Agreement dated as of June 29, 2001 and substantially in the form attached hereto as Exhibit 2.2(a);

                  (b) the outstanding principal balance of all of the Debt of the Company, plus accrued interest through the Closing Date, and any related fees or charges, including the Debt appearing on Schedule 3.22, to the holder(s) of such obligations;

                  (c) the amount of $______________ to the account of Mansour, Gavin Gerlack & Manos Co., L.P.A., Sellers' attorneys for fees incurred in respect of the Transaction;

                  (d) the amount of $______________ to the account of ________________, Sellers' accountants for fees incurred in respect of the Transaction; and

                  (e) the balance of the Purchase Price to each of Sellers in respect of their individual percentage interest in the Shares, and in the amounts set forth opposite their names as provided in Schedule 2.2(b).


         2.3 Transfer of Funds. All amounts of Purchase Price payable at Closing under this Agreement shall be wired according to the instructions provided in writing to Purchaser by the intended recipient of such funds as assembled into
Schedule 2.3 attached hereto.

         2.4 Adjustment of the Purchase Price. The Purchase Price shall be adjusted dollar-for-dollar for any reduction or increase in the net worth (defined as the excess of the total assets over the total liabilities exclusive of the Debt (as defined below)) of the Company as of the Closing Date ("Final Net Worth") from a net worth of Four Million Seven Hundred Thousand and 00/100 ($4,700,000) ("Net Worth Target") provided, however, that there shall be no adjustment to the Purchase Price unless the reduction or increase (as the case may be) in the Final Net Worth exceeds Three Hundred Thousand ($300,000) Dollars ("Net Worth Basket").

                           2.4.1 On the Closing Date,  (a) the Inventory of the
Company (as defined in Section 3.25 of this Agreement) shall be physically counted according to procedures acceptable to Purchaser and Sellers and valued as set forth in Section 3.25 hereof and (b) the Company shall close its books and make such accounting entries and closing adjustments as would be necessary or desirable to prepare the Closing Date Financial Statement (as defined below).

                           2.4.2  Within  ninety  (90) days after the  Closing
Date, financial statements of the Company as at the Closing Date ("Closing Date Financial Statement") shall be prepared by Purchaser (or the Purchaser shall cause the Company to prepare such Closing Date Financial Statement) pursuant to the principles set forth in Section 2.4.4. On the basis of the Closing Date Financial Statement, Purchaser shall make a determination of the "Final Net Worth" of the Company (the "Purchaser's Net Worth Determination") and shall communicate it and the Closing Date Financial Statement to Seller in writing. If Sellers disagree with Purchaser's Net Worth Determination, Sellers may so advise Purchaser within thirty (30) days of receiving the Purchaser's Net Worth Determination, failing which the Purchaser's Net Worth Determination shall become the conclusive determination of the Final Net Worth. If Sellers do advise Purchaser that they disagree with Purchaser's Net Worth Determination, the parties shall endeavor to reach an agreement on the Final Net Worth of the Company. If the parties cannot agree on the Final Net Worth of the Company within one hundred fifty (150) days after the Closing Date, an independent certified public accountant shall be selected by the parties, and such independent certified public accountant's determination of the Final Net Worth of the Company shall be conclusive, final and binding on both parties. Any such independent certified public accountant's costs and fees shall be shared equally by the parties.

                           2.4.3 If the Final Net Worth of the  Company as at
the Closing Date, subject to the Net Worth Basket, is either greater than or less than the Net Worth Target, then the purchase price shall be adjusted upward or downward as the case may be, dollar for dollar, by the amount which the reduction or increase (as the case may be) in the Final Net Worth of the Company over the Net Worth Target exceeds the Net Worth Basket (the "Adjustment") and (a) if the Adjustment is in excess of the Net Worth Target, Purchaser shall pay Sellers, or (b) if the Adjustment is less than the Net Worth Target, Purchaser shall offset the difference against the amount of money held in escrow upon the acceptance or determination of the Final Net Worth of the Company as provided in Section 2.4.2 above. The acceptance or determination of the Final Net Worth of the Company, the Closing Financial Statements, and the calculation of the adjustment to the Purchase Price, if any, shall be set forth in a memorandum of understanding prepared and executed by the authorized representatives of each other parties (the "Memorandum of Understanding").

                           2.4.4 For purposes of the determination of the Final
Net Worth of the Company  under this Section 2.4, the following shall apply:

                                    (a)    The provisions of the representations
and warranties of Sellers set forth in Article III shall be applied to the assets, liabilities, and operations of the Company.

                                    (b) Except as otherwise set forth herein,
the value of the assets and liabilities of the Company shall be calculated as at the Closing Date in accordance with generally accepted accounting principles
 ("GAAP"), consistently applied;

                                    (c) The Intellectual  Property (as defined
in Section 3.14 below),  the equipment of the Company as described in Section
3.25 below and the former assets of North Coast Distributing, Inc. set forth on Schedule 3.28, shall be valued at their respective book values; and

                                    (d) The  Inventory  (as defined in Section
3.24 below) as counted at or around the Closing Date shall be valued as set forth in Section 3.24 of this Agreement.


                                   ARTICLE III
                    REPRESENTATIONS AND WARRANTIES OF SELLERS

         All representations and warranties contained herein shall survive the Closing until such time(s) as stated in Article XVI, and none shall merge into any Closing document. Any reference in this Article III to "Seller's Knowledge" shall mean that the Sellers actually knew, or should have known of, the information which is the subject of such qualification. Sellers represent and warrant the following as of the date of this Agreement and as of the Closing
Date:

         3.1  Corporate Organization.

                  3.1.1 Company. The Company is a corporation duly organized, validly existing, and in good standing under the laws of the State of Ohio. The Company has full corporate power and authority to own, lease and operate its properties and to carry on and conduct the Acquired Businesses and is in good standing and is qualified to transact business as a foreign corporation in all states in which the nature of the Acquired Businesses or the Assets require it to be qualified. All corporate actions undertaken by the Company and requiring under applicable law the approval, consent or ratification of the board of directors and the shareholders of the Company, or any one of them, has been approved, consented to or ratified at a meeting duly called and held, or by unanimous written consent by the Company=s board of directors or shareholders, as the case may be. Schedule 3.1.1 sets forth a list of the jurisdictions in which the Company is organized, and each jurisdiction in which it is qualified to conduct business as a foreign corporation. The Company is in good standing under the laws of the states listed under their names in Schedule 3.1.1.

                  3.1.2 Subsidiaries. Schedule 3.1.2 contains a complete and accurate list of all of the subsidiaries of the Company; excluding, however, North Coast Distributing, Inc. (the "Subsidiaries"). Each Subsidiary of the Company is a corporation or other legal entity duly organized, validly existing and (if applicable) in good standing under the laws of the jurisdiction of its organization and has all requisite corporate, partnership or similar power and authority to own its properties and conduct its business and operations as currently conducted. All corporate, partnership or company actions undertaken by any Subsidiary and requiring under applicable law the approval, consent, or ratification of the board of directors or governing body of the Subsidiary has been approved, consented to or ratified by the board of directors or governing body of the Subsidiary at a meeting duly called and held, or approved by unanimous written consent. The Company owns all shares of any class of stock of the Subsidiaries ("Subsidiary Shares") free and clear of all liens, encumbrances, claims, options or restrictions of any nature and there are no other classes of capital stock as authorized by the Subsidiaries= Articles of Incorporation. The Subsidiary Shares constitute all of the issued and outstanding capital stock of the Subsidiaries. There are no agreements, arrangements, convertible rights or other rights (vested or contingent) to acquire any of the capital stock of any of the Subsidiaries and no such agreements, arrangements, convertible rights or other rights, to acquire any of the capital stock of any of the Subsidiaries will be issued, entered into or granted prior to the Closing Date. There are no agreements arrangements, plans or understandings between any of the Subsidiaries and any third party providing any stock appreciation rights or other rights granting to such third party the right to be paid money or other property based on the value of capital stock of the Subsidiary, or on the value of the Shares, the Company or the Acquired Businesses, or on the amount of the Purchase Price, or otherwise in connection with or in respect of the Transactions. Schedule 3.1.2 sets forth a list of the jurisdictions in which each Subsidiary of the Company is organized, and each jurisdiction in which it is qualified to conduct business as a foreign corporation. Each Subsidiary is in good standing under the laws of the states listed under their names in Schedule 3.1.2.

         3.2 Authority and Non-Contravention. Each of Sellers has the full power, authority and capacity to enter into, execute, deliver and perform this Agreement and all Exhibits to which he or she is a party. This Agreement and such Exhibits, when executed and delivered by Sellers, shall be valid and binding obligations of Sellers, enforceable against each of them in accordance with the terms hereof and thereof, subject to bankruptcy, insolvency and other similar laws affecting the rights of creditors generally and except that the remedies of specific performance, injunction and other forms of mandatory equitable relief may not be available. Neither the execution and delivery of this Agreement nor the execution and delivery of the agreements, certificates and documents set forth as Exhibits hereto, nor the consummation of the Transactions contemplated hereby or thereby, will (i) conflict with or violate any provision of the Articles of Incorporation or Bylaws of the Company, (ii) conflict with or violate any law, rule, regulation, ordinance, order, writ, injunction, judgment or decree applicable to Sellers or the Company or by which any of their assets are bound or affected, or (iii) conflict with or result in any breach or constitute a default (or an event which with notice or lapse of time or both would become a default) under, or give to others any rights of termination or cancellation of, or accelerate the performance required by or maturity of, or result in the creation of any security interest, lien, charge or encumbrance on any of Sellers= property or the Assets, pursuant to any of the terms, conditions or provisions of any note, bond, mortgage, indenture, permit, license, franchise, lease, contract, or other instrument or obligation to which Sellers or the Company are a party or by which any of their assets are bound or affected. Neither Sellers nor the Company are required to submit any notice, declaration, report or other filing or registration with any governmental or regulatory authority or instrumentality, and no approvals or non-objections are required to be obtained or made by Sellers or the Company in connection with the execution, delivery or performance by Sellers of this Agreement or any Exhibit or the consummation of the Transactions contemplated hereby or thereby.

         3.3 Authorized Capitalization. The Company is a Ohio corporation having authorized capital stock consisting of five hundred (500) shares of voting common stock, of which twelve (12) shares are issued and outstanding. There are no other classes of common stock, or any classes of preferred stock, authorized under the Company=s Articles of Incorporation and issued by the Company.
Schedule 3.3 attached hereto sets forth all persons or entities owning shares of any class of stock of the Company, as well as the nature and amount of the Stock held by such person or entity. All of the Shares are validly issued, fully paid and non-assessable. Sellers are the record and beneficial owners of the Shares, and have good, marketable and indefeasible title thereto, free and clear of any liens, claims, options, encumbrances or restrictions of any nature whatsoever. Sellers have the absolute and indefeasible right, power and capacity to sell, assign, transfer and deliver the Shares to Purchaser. There are no classes of the capital stock of the Company or any persons or individuals that may be entitled to or possess any pre-emptive rights with respect thereto. There are no agreements, arrangements, convertible rights or other rights (vested or contingent) to acquire any of the Stock, and no such agreements, arrangements, convertible rights or other rights (vested or contingent) to acquire any of the Stock will be issued, entered into, or granted prior to the Closing Date without the prior written approval of the Purchaser. There are no agreements arrangements, plans or understandings between the Company and any third party providing any stock appreciation rights or other rights granting to such third party the right to be paid money or other property based on the value of Shares, the Company or the Acquired Businesses, or on the amount of the Purchase Price, or otherwise in connection with or in respect of the Transactions.

         3.4 Operation of the Company=s Business. The Company has good and marketable title to and owns and retains all of the Assets, tangible or intangible, and all contractual, license and leasehold rights necessary or desirable for the Purchaser (i) to operate the Acquired Businesses as the Company operates them on the date hereof, and (ii) to utilize the Assets and the contractual, license and leasehold rights in the same manner as they historically have been used, and except as reflected in the Financial Statements, and since the Balance Sheet Date, free and clear of all mortgages, deeds of trust, liens, security interests, pledges, encumbrances, encroachments, easements, leases, agreements, covenants, charges, restrictions, options, joint ownership or adverse claims or rights whatsoever. With the exception of those Assets used in the Acquired Businesses pursuant to license and leasehold rights in favor of the Company and disclosed to Purchaser, all of the Assets used in the Acquired Businesses are owned by the Company, and none are owned by any other party. The portion of the Assets that are tangible are in good operating condition and repair, ordinary wear and tear excepted, and are satisfactory for the purposes for which the Assets are being used in Acquired Businesses. Other than in the ordinary course of business, no Asset having a value in excess of $500 per item, or $5,000 in the aggregate, and no intangible asset, has been disposed of since March 31, 2001.

         3.5 Financial Statements. Attached hereto as Schedule 3.5 are the internal balance sheets and the income statements of the Company for the years ended June 30, 1999, December 31, 1999 (short year) and December 31, 2000 (the "Annual Financial Statements") and the interim period ended March 31, 2001 (the "Interim Financial Statement"). The Annual Financial Statements and the Interim Financial Statement shall be collectively referred to as the Financial Statements. The Financial Statements represent bona fide transactions, are true, accurate and complete, have been prepared from the books and records of the Company, and fairly and accurately present the properties, assets, liabilities, financial position, results of operations and condition of the Company as of their respective dates. The Financial Statements have been prepared in conformity with generally accepted accounting principles applied on a consistent basis. As of the date hereof, the outstanding principal balance of all Debt is less than $6,000,000.00.

         3.6 Employee Wages, Salaries and Benefits. The Company has provided Purchaser with an accurate list of all present employees of the Company (whether full-time, part-time or temporary), and the current rate of compensation for each such employee (including a separate statement of bonuses, fringe benefits and accrued vacation, sick pay and other perquisites to which they are or may be entitled). Except as set forth on Schedule 3.6, there is no liability for unpaid salary or wages, bonuses, vacation time, or other employee benefits due or accrued, nor liability for withheld or deducted amounts from employees' earnings, for the period ending on or immediately prior to March 31, 2001 (the "Balance Sheet Date"), including without limitation commission payments to agents, representatives or employees, except as listed in the Financial Statements, plus recent adjustments made and in possession of Purchaser, or in
Schedule 3.8.1 or Schedule 3.8.9. Within the past five years, there have not been any, and currently there are no labor disputes, strikes, work stoppages or other concerted interruptions in service or performance pending or threatened, and all relationships between the Company and its employees are generally stable and satisfactory.

          3.7 Compliance with Laws. To the best of Seller's Knowledge, the operation of the Acquired Businesses and the use of the Assets are in material compliance with all applicable laws, including but not limited to Federal, state, and local antitrust, environmental, workplace safety, employment, labor and employee benefits (collectively the "Laws"). To the best of Seller's Knowledge, the Company has all requisite licenses, permits and certificates from Federal, state and local governmental authorities as may be necessary to conduct the Acquired Businesses and to own and operate the Assets, and such permits are valid and in full force and effect. Sellers and the Company have not received any notice alleging any material or unresolved violations by the Company of any Laws, or of investigations or audits of the Company initiated by governmental, regulatory or administrative agencies, and, to the knowledge of the Company, no allegations or investigations are pending or, to Sellers=s knowledge, have been threatened.

         3.8   Employee Benefit Plans

                  3.8.1 Except as set forth on Schedule 3.8.1 attached hereto, with respect to all employees and former employees of the Company, neither the Company nor any ERISA Affiliate (as defined herein below) of the Company presently maintains, contributes to or has any liability under:

                           (a) any  bonus,  incentive  compensation,  profit
sharing, retirement, pension, group insurance, death benefit, group health, medical expense reimbursement, cafeteria, dependent care, stock option, stock purchase, stock appreciation rights, savings, deferred compensation, consulting, severance pay or termination pay, vacation pay, life insurance, welfare or other employee benefit or fringe benefit plan, program or arrangement;

                           (b) any plan,  program or arrangement  which is an
"employee pension benefit plan" as such term is defined in Section 3(2) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), or an "employee welfare benefit plan" as such term is defined in Section 3(1) of ERISA.

For purposes of this Agreement, "ERISA Affiliate" shall mean each person (as defined in Section 3(9) of ERISA) that, together with the Company (or any person whose liabilities the Company has assumed or is otherwise subject to), currently or in the past would be treated as a single employer under section 4001(b) of ERISA or that would be deemed to be a member of the same "controlled group" within the meaning of section 414(b), (c), (m) and (o) of the Internal Revenue Code of 1986, as amended (the "Code"). The plans, programs and arrangements set forth on Schedule 3.8.1 are herein referred to as the "Employee Benefit Plans."

                  3.8.2 With respect to all employees and former employees of the Company, neither the Company nor any ERISA Affiliate of the Company presently maintains, contributes to or has any liability under any funded or unfunded medical, health or life insurance plan or arrangement for present or future retirees or present or future terminated employees except as required by the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended ("COBRA"). Neither the Company nor any ERISA Affiliate of the Company maintains or contributes to a trust, organization or association described in any of Sections 501(c)(9), 501(c)(17) or 501(c)(20) of the Code.

                  3.8.3 Favorable determination letters have been received from the Internal Revenue Service with respect to each Employee Benefit Plan which is intended to comply with the provisions of Section 401(a) of the Code, evidencing compliance with the relevant provisions of the Tax Equity and Fiscal Responsibility Act of 1982, the Tax Reform Act of 1984 and the Retirement Equity Act of 1984. Each such Employee Benefit plan complies in form and in operation with the requirements of the Code and meets the requirements of a "qualified plan" under Section 401(a) of the Code. Additionally, amendments have been made to each such Employee Benefit Plan for the Tax Reform Act of 1986 and subsequent legislation and regulations to the extent they are required. A proper and timely application for a favorable determination letter with respect to each such Employee Benefit Plan, as amended, has been made with the Internal Revenue Service, and no unfavorable responses have been received with respect to any such application from the Internal Revenue Service. There have been no changes to any Employee Benefit Plan since the Balance Sheet Date.

                  3.8.4 To the best of Seller's Knowledge, with respect to each Employee Benefit Plan which is subject to Title I of ERISA, neither the Company nor any ERISA Affiliate of the Company has failed to comply with any of the applicable reporting, disclosure or other requirements of ERISA and the Internal Revenue Code, and there has been no "prohibited transaction" as described in
Section 4975 of the Internal Revenue Code or Section 406 of ERISA.

                  3.8.5 To the best of Seller's Knowledge, neither the Company nor any ERISA Affiliate of the Company, nor any of their respective directors, officers, employees or any other "fiduciary", as such term is defined in Section 3(21) of ERISA, has any liability for failure to comply with ERISA or the Internal Revenue Code for any action or failure to act in connection with the administration or investment of the Employee Benefit Plans.

                  3.8.6 With respect to any Employee Benefit Plan which is subject to Section 412 of the Code or Section 302 of ERISA, if any, there has been no "accumulated funding deficiency" within the meaning of Section 302 of ERISA or Section 412 of the Code (whether or not waived). With respect to the Employee Benefit Plans, all applicable contributions and premium payments for all periods ending prior to the Closing Date (including periods from the first day of the then current plan year to the Closing Date) have been made or properly accrued, and shall be made or properly accrued prior to the Closing Date in accordance with past practice and, with respect to each Employee Benefit Plan subject to Title IV of ERISA, the recommended contribution in the applicable actuarial report.

                  3.8.7 To the best of Sellers= Knowledge, the actuarially determined present value of all accrued benefits under each Employee Benefit Plan subject to Title IV of ERISA (computed on a plan termination basis), if any, does not exceed the fair market value of the assets of each such Employee Benefit Plan.

                  3.8.8 Neither the Company nor any ERISA Affiliate of the Company presently maintains, contributes to or has any liability (including current or potential withdrawal liability) with respect to any "multiemployer plan" as such term is defined in Section 3(37) of ERISA.

                  3.8.9  Except as set forth on Schedule 3.8.9 attached hereto:
                                                --------------

                            (a) The Company is not a party to any  employment
 agreement, whether written or oral, or any contract or agreement containing a change in control or similar provisions, or collective bargaining agreement or contract with any labor union relating to any employees or former employees of the Company;

                             (b) The Company  does not have  outstanding  any
loan or loans to any current or former employees of the Company, nor has the Company guaranteed such loans;

                             (c) No amount  payable to an employee  or former
employee of the Company will be an "excess parachute payment" which is non-deductible under Section 28OG of the Code.

                  3.8.10 Neither the Company nor any ERISA Affiliate of the Company has maintained an employee pension benefit plan that has been the subject of a "reportable event," as that term is defined in Section 4043 of ERISA, as to which notices would be required to be filed with the Pension Benefit Guaranty Corporation ("PBGC"), or of any event requiring disclosure under Section 4063(a) of ERISA. Neither the Company nor any ERISA Affiliate of the Company has incurred any outstanding liability under Section 4062 of ERISA to the PBGC. All premiums or other amounts due and payable to the PBGC have been paid. Neither the Company nor any ERISA Affiliate of the Company has terminated any employee pension benefit plan subject to Title IV of ERISA, and no proceeding by the PBGC to terminate any employee pension benefit plan pursuant to Title IV of ERISA has ever been instituted or (to Sellers= knowledge) threatened, no notice of any such termination has been received and no condition exists which presents a material risk of termination of an Employee Benefit Plan.

                  3.8.11 There is no pending or, to Sellers= knowledge, threatened legal action, proceeding or investigation against or involving any Employee Benefit Plan maintained by the Company or any ERISA Affiliate of the Company (other than routine claims for benefits) and, to the Sellers= knowledge, there is no basis for or fact which could give rise to any such legal action, proceeding or investigation. Any bonding required with respect to the Employee Benefit Plans in accordance with applicable provisions of ERISA has been obtained and is in full force and effect.

                  3.8.12 There has been no act or acts which would result in a disallowance of a deduction or the imposition of a tax pursuant to Section 4980B, or with regard to plan years beginning before December 31, 1988, Section 162(i) of the Code as in effect immediately prior to the enactment of the Technical and Miscellaneous Revenue Act of 1988, or any regulations promulgated thereunder, whether final, temporary or proposed. No event has occurred with respect to which the Company or any ERISA Affiliate of the Company could be liable for a tax imposed by any of Sections 4972, 4976,4977, 4979, 4980 or 4980B of the Code, or for a civil penalty under Section 502(c) of ERISA.

                  3.8.13 With respect to each of the Employee Benefit Plans, Sellers and the Company have delivered to Purchaser true and complete copies of:
(i) the plan documents, including any related trust agreements, insurance contracts or other funding arrangements, or a written summary of the terms and conditions of the plan if there is no written plan document; (ii) the most recent determination letter received from the Internal Revenue Service; (iii) the most recent IRS Form 5500; (iv) the most recent actuarial valuation; (v) the most recent financial statement; (vi) all correspondence with the Internal Revenue Service, the Department of Labor and the Pension Benefit Guaranty Corporation with respect to the past three plan years other than IRS Form 5500 filings and PBGC premium payments; and (vii) the most recent summary plan description.

         3.9 No Material Adverse Change. There has been no material adverse change since the Balance Sheet Date in the nature, business, operations, properties, assets, liabilities (actual or contingent), of the Company and the Acquired Businesses, or either of them, or in the prospects or condition (financial or otherwise) thereof, or in the manner of conducting the Acquired Businesses, or from the condition, position or prospects of the Acquired Businesses as set forth in the Financial Statements other than changes in the ordinary course of business which in the aggregate are not material and adverse. There has been no material change since the Balance Sheet Date in the Company's payables payment practices and receivables collection practices as more fully described in Sections 3.9.1 (k) and 3.9.1 (l) below. Since the Balance Sheet Date, there has been no event or condition of any character which, either individually or in the aggregate, might reasonably be expected to affect in a material adverse manner the business prospects, operations, properties, assets, liabilities, earnings or financial condition of the Company, the Acquired Businesses or the Assets.

              3.9.1 Except as set forth on Schedule 3.9.1, without limiting the generality of the foregoing, and since the Balance Sheet Date, the Company has not:

(1) paid any dividend, made any distribution or made any other actual, constructive or deemed distribution in respect of the Shares, or otherwise make any payments to the shareholders of the Company in their capacity as such;
(2) received any material cancellation notice with respect to any current customer order placed with the Company or entered into any customer contract which will result in a loss to the Company;
(3) incurred any Debt or entered into any bonds, guarantees, sureties, letters of credit, or other similar credit agreements; (4) subjected any Asset to any mortgage, pledge, lien, security interest, encumbrance, restriction or charge of any kind whatsoever;
(5) suffered any damage, destruction or loss of any Asset, whether or not covered by insurance, which exceeds $25,000;
(6) canceled or waived any claims, rights or remedies of the Company with a value in excess of $25,000 ;(1)

(7) sold, leased, transferred, assigned, distributed or otherwise disposed of any tangible Asset with a value in excess of $10,000, or any intangible Asset, except for the sale of finished goods or repair parts in the ordinary course of business;
(8) changed any method of accounting, or created, eliminated, or made a material adjustment to any reserves established on the Financial Statements, or made any changes to the methods of accrual;
(9)      made any payment, or otherwise discharged or satisfied any  liabilities or obligations of the Company in excess of $25,000, except in the ordinary course of business;
(10)     made or committed any capital expenditure for additions to property, plant or equipment, or leasehold interests which exceed $25,000;
(11) changed its payment practices relative to trade payables in such a manner that the average age of the Company's trade payables outstanding at the Closing Date is inconsistent with the Company's historical practice as reflected in the December 31, 2000 and March 31, 2001 financial statements;
(12) offered any cash discounts on trade receivables not consistent with the Company's historical practices as reflected in the December 31, 2000 and March 31, 2001 financial statements.

         3.10 Insurance. The Company maintains in effect, and has at all times, from April 1983 to present, maintained in effect, product liability insurance, motor vehicle and comprehensive general liability insurance and workers' compensation insurance covering the Acquired Businesses and fire and extended coverage insurance with respect to the Current Property (as defined in Section
3.13.1 below) and the Assets. Schedule 3.10 attached hereto is a complete copy of the commercial general liability and umbrella insurance policies in effect for the two (2) years immediately prior to the Closing Date, together with a list of all of the Company=s insurance policies (including the identity of the carrier, policy number, policy period, amount of coverage and exclusions thereunder) in effect for the five years immediately prior to the Closing Date, and as to product liability and comprehensive general liability, in effect from April 1983 to the present. All such insurance policies are owned solely and exclusively by the Company and there are no beneficiaries thereunder except the Company. All commercial general liability insurance policies have been written on an "occurrence" basis for the five year period preceding the Closing Date. To the best of Sellers= knowledge, no event has occurred that may enable an insurer to rescind, revoke or cancel any such policies or to seek any additional or retroactive premium, charge, fee or penalty.

         3.11 Litigation. A true, correct and complete list of all suits or proceedings at law, in equity or by or before any governmental, administrative instrumentality or other agency and other litigation or arbitration proceedings (whether material or not) pending, threatened or settled within the last five
(5) years against the Company, the Subsidiaries, the Assets, the Stock or the Sellers with respect to the Shares or the Acquired Businesses, and which claims each exceed $25,000, is set forth on Schedule 3.11 Other than as set forth on
Schedule 3.11 attached hereto, there are no claims, counterclaims, suits, orders, writs, injunctions or decrees, proceedings, actions, or investigations pending, in force or notice of which has been received, or, to the knowledge of Sellers, threatened against the Company, the Assets, the Stock or the Sellers with respect to the Shares or the Acquired Businesses. Neither Sellers nor the Company nor any of its subsidiaries, directors, officers, employees or agents is a plaintiff or defendant in any litigation or proceeding arising out of or related to the Acquired Businesses other than as set forth in Schedule 3.11.

         3.12 Agreements, Leases and Licenses. Schedule 3.12 attached hereto accurately and completely sets forth all leases, licenses, contracts and other material agreements to which the Company or a Subsidiary is a party or otherwise bound including all amendments or modifications thereto (collectively the "Contracts"). Each of the Contracts is valid, effective and enforceable in accordance with its terms. Neither the Company nor any other party to any of the Contracts is in material default under any of the Contracts. No event has occurred which with the passage of time or the giving of notice or both would constitute a material default under any of the Contracts. Each of the Contracts is necessary and appropriate in nature and scope to the conduct of the Acquired Businesses as it exists at the date hereof and Schedule 3.12 does not omit any contract, agreement, arrangement or understanding which presently exists between the Company and a third party which is necessary or desirable in the conduct of the Acquired Businesses or in the operations of the Company. Other than the Contracts, there are no leases, licenses, contracts or agreements necessary (i) to operate the Acquired Businesses as it is operated as at the date hereof, or
(ii) to utilize the Assets and contractual, license and leasehold rights in the same manner as the Company utilizes such assets and contractual, license and leasehold rights as at the date hereof. No purchase commitment for materials, supplies, component parts or other items of the Inventory of the Acquired Businesses to which the Company is a party is in excess of the ordinary, normal, usual and current requirements of the Acquired Businesses or at a price materially in excess of the current reasonable market price. No Contract obligates the Company (i) to provide products or services to third parties which the Company knows or has reason to believe are at prices which would result in a net loss on the sale or provision of such products or services, or which are pursuant to terms or conditions it cannot reasonably expect to satisfy or fulfill in their entirety, or (ii) to purchase or acquire services, information, products, inventory or equipment in excess of the normal, ordinary, usual and current requirements of the Acquired Businesses or at a price in excess of the current reasonable market price. The Company has not waived any material right under any of the Contracts. The Company is not a party to, nor are any of the Assets bound by, any agreement that is materially adverse to the Acquired Businesses. Neither Sellers nor the Company has received notice that any party to any of the Contracts intends to cancel or terminate any contract or to exercise or not exercise any option under any Contract.

         3.13  Environmental and Health and Safety Matters

                  3.13.1 Set forth on Schedule 3.13.1 attached hereto is a true, accurate and complete list of all real property owned, leased or operated, currently or previously, by the Company since its incorporation with the dates of ownership or operation set forth (the "Property"). Those locations currently owned and operated by the Company, including the real property located at 26800 Richmond Road (the "Current Property") are specifically noted on Schedule
3.13.1. The real property commonly known as 26565 Miles Road, Warrensville Heights, Ohio shall also be included on Schedule 3.13.1. if after the Closing Date the Company becomes a tenant in the building located thereat.

                  3.13.2 Except as set forth in Schedule 3.13.2 attached hereto, and, to the best of Seller's Knowledge, the Company in its ownership and operation, as the case may be, of the Property has been at all times and is in material compliance with the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation, and Liability Act, the Superfund Amendments and Reauthorization Act, the Federal Water Control Act, the Occupational Safety and Health Act, and all other federal, state and local laws, as amended, relating to pollution, safety, health or protection of the environment, including, without limitation, those relating to containment, emissions, discharges, releases or threatened releases of industrial, toxic or hazardous substances, materials or wastes or other pollutants, contaminants, petroleum products, asbestos, polychlorinated biphenyls ("PCBs"), or chemicals (collectively, "Hazardous Substances") into the environment (including without limitation, ambient air, surface water, groundwater, land surface or subsurface strata) or otherwise relating to the manufacturing, processing, distribution, use, treatment, labeling, storage, disposal, abatement, transport or handling of Hazardous Substances (the "Environmental Laws").

                  3.13.3 To the best of Seller's Knowledge, the Company has obtained, and is in material compliance with all permits, licenses and other consents or authorizations which are required with respect to the operation of the Acquired Businesses under the Environmental Laws, including without limitation those that are required to (a) operate or install any equipment or facilities and (b) generate, manufacture, formulate, store, treat, handle, transport, discharge, emit or dispose of Hazardous Substances generated or handled by the Acquired Businesses.

                  3.13.4 To the best of Sellers= Knowledge, and except as set forth on Schedule 3.13.2, there are or were no polychlorinated biphenyls (PCBs), Tetrachloroethylene (PCE), Trichlorethylene (TCE), or friable and unencapsulated asbestos generated, used, treated, stored, maintained, disposed of, or otherwise located on the Property during the Company=s ownership or operation, or on the Current Property. Except as set forth in Schedule 3.13.2 of this Agreement, and to the best of Seller's Knowledge, there are and were no underground storage tanks whether or not excluded from regulation under Environmental Laws used, stored, maintained, located on, out of service, closed, abandoned, decommissioned or otherwise related to the Property during the Company=s ownership or operation, or the Current Property. To the best of Seller's Knowledge, the Company has removed and properly disposed of all used or other obsolete materials regulated by Environmental Laws, including Hazardous Substances and other wastes generated by the Acquired Businesses or otherwise on the Current Property.

                  3.13.5 To the best of Seller's Knowledge, there has been no "release" as defined in 42 U.S.C. ' 9601(22) or, to the knowledge of Sellers, threat of a "release" of any Hazardous Substance on, from, over or under the Property or into the environment from the Property.

                  3.13.6 Neither Sellers nor the Company has received notice that any of them have any potential liability with respect to the contamination, investigation, or cleanup of any site at which Hazardous Substances have been or have alleged to have been generated, treated, stored, released, discharged, emitted, transported over or disposed of into or onto, and there are no past or present (or, to the knowledge of Sellers, future) events, facts, conditions or circumstances which may interfere with or prevent compliance by the Acquired Businesses with the Environmental Laws, or with any order, decree, judgment, injunction, notice or demand issued, entered, promulgated or approved thereunder, or which may give rise to any common law or other legal liability, including, without limitation, liability under any of the Environmental Laws, or otherwise form the basis of any claim, action, demand, suit, proceeding, hearing, notice of violation, study or investigation, based on or related to the manufacture, process, distribution, use, treatment, storage, disposal, transport or handling, or the emission, discharge, release or threatened release into the environment of any Hazardous Substances by the Company or a predecessor, as a result of any act or omission of the Company or a predecessor or a third party.

                  3.13.7 The Company currently maintains a true, correct and complete listing of all Hazardous Substances used by the business of the Company in the conduct of the Acquired Businesses, and the Company has available at the location of the Acquired Businesses a list of the methods used by the Company (including, but not limited to, a list of past and present disposal or recycling sites, waste haulers, and manifest numbers and copies of manifests used to transport Hazardous Substances) to dispose of or recycle Hazardous Substances generated by or handled in the course of the operations of the Acquired Businesses.

                  3.13.8 To the best of Sellers= Knowledge, all of the Company's disposal, transportation and recycling practices relating to Hazardous Substances have been accomplished in accordance with all applicable Environmental Laws.

         3.14 Intellectual Property. Schedule 3.14 lists all registered patents, trademarks, service marks, tradenames and copyrights and all of the applications thereof which are used in the Acquired Businesses (the "Registered Rights") and the Company owns all of the Registered Rights. The Registered Rights and all inventions, inventor=s notes, discoveries, trade secrets, ideas, proprietary processes and formulae, whether patentable or not, improvements, engineering drawings, computer-assisted design and manufacturing data, bills of material, designs and specifications, computer software (including the most recent version of all executable computer program files, source code, and documentation relating thereto), laboratory certifications, proprietary and trade rights and data, ideas and know-how, and all shop rights, manufacturing data, licenses, and other intellectual property and all correspondence related thereto that are used in the Acquired Businesses (all of which, including the Registered Rights, are hereinafter collectively referred to as the "Intellectual Property"), are owned or lawfully used by the Company. All registration and maintenance fees due and payable on or before the Closing Date with respect to the Registered Rights have been or will be paid prior to the Closing Date. Each patent, registered trademark, service mark, or copyright set forth in Schedule 3.14 is valid and in full force and effect, and have not been allowed to lapse or expire, or have not been otherwise canceled, terminated suspended, or otherwise adversely affected by the failure of the Company to elect to continue the registration thereof or to pay any registration or maintenance fees with respect therewith. None of the Intellectual Property has been held or stipulated to be invalid in any litigation or proceeding. The validity of the Intellectual Property, and of the Company's rights to the Intellectual Property, has not been questioned in any litigation or proceeding currently pending or which, to the knowledge of Sellers, has been threatened, and there exists no basis for a claim against the Company for infringement of any third party's intellectual property rights. Neither Sellers nor the Company has received any notice to the effect that any product the Company makes or sells, or the distribution or use by it of any process or product, or any services it performs in the course of the Acquired Businesses, may infringe any patent, trademark, service mark, tradename, copyright, trade secret, trade dress, knowhow or similar legally protectable right of another. All patentable inventions utilized or first reduced to practice in connection with the Acquired Businesses or pursuant to or in connection with the employment or engagement by the Company of individuals are the property of the Company. The Company has not entered into and is not a party to any development, work for hire, license or other agreement pursuant to which the Company has secured the right or obligation to use, or granted others the right or obligation to use, any patents, trademarks, service marks, tradenames, copyrights, trade secrets or knowhow (except as set forth in Schedule 3.14 attached hereto). No person has a right to receive a royalty or similar payment in respect of the Intellectual Property pursuant to any contractual arrangements entered into by the Company, and the Company has no licenses granted by or to it and nor is the Company a party to any other agreements relating in whole or in part to any of the Intellectual Property. All documents, computer files and media on which the Intellectual Property is recorded are adequate for the purposes of conducting the Acquired Businesses as the same are conducted on the date hereof, are current, accurate, complete, and accessible.

         3.15 Related Party Transactions. None of Sellers nor any officer or director of the Company, or of any of the Subsidiaries or any affiliate thereof has, directly or indirectly, entered into any contract, agreement, arrangement, or transaction with the Company by which such officer or director may receive any compensation, consideration or benefit. For purposes of this Section 3.15 only, the term "affiliate" of the Company shall mean and include any officer or director or shareholder of the Company, or any person related to any officer, director or shareholder of the Company by blood or by marriage, or any corporation, partnership, proprietorship, trust or other entity in which such officer or director of the Company (or any spouse, ancestor or descendant of the same) has more than a five percent (5%) legal or beneficial interest, or any corporation, partnership, proprietorship, trust or other entity which controls, is controlled by, or is under common control with, the Company.

         3.16 Increases in Salaries and Wages. The Company has not, since March 31, 2001, paid any salaries, wages, bonus payments or any other benefits to its directors, officers and employees at rates exceeding the respective rates paid to such officers and employees which were in effect thereat except for routine salary increases in the ordinary course of business or pursuant to any Employee Benefit Plan.

         3.17 Taxes. As to any Taxes (as defined in Section 12.1 below) imposed by the Federal government, or any state government or any subdivision or municipality thereof, or the government of any other country or political subdivision thereof, including, without limitation, (i) taxes imposed on or measured by income, (ii) taxes based on employment (including amounts withheld from employees' compensation), and (iii) any property, franchise, or sales or use tax, which, in each case, relates to or could cause a lien or encumbrance upon any of the Assets, the Stock or the Acquired Businesses, the Company, and as applicable, Sellers, have timely, properly and lawfully filed all returns and elections necessary to be filed and has paid in full the applicable Taxes (including any penalties, assessments and deficiencies in respect of such taxes) due on such returns; and no claims for any unpaid Taxes, interest or penalties are being asserted by any governmental authority, for any period, against the Company, the Stock or any Assets of the Company. The Company has not paid and is not required to pay any income, excise, franchise, sales or use taxes to any state or states other than Ohio. The Company, and as applicable, Sellers has timely filed and paid all Taxes and estimated Taxes due on or prior to March 31, 2001, if any, and has made accruals on the Financial Statements for all Taxes properly accruable with respect to the period ended at the Closing Date. There are no liens or other security interests on any of the Assets that arose in connection with any failure (or alleged failure) to pay any Tax, other than liens, if any, for Taxes not yet due and payable. The Company has furnished Purchaser with true and complete copies of each of the Federal, state, local and foreign income and excise tax returns, sales and use, payroll and franchise tax returns, and any amendments thereto, of the Company, as they relate to taxable periods since June 30, 1998, and the Company has made available to Purchaser all reports of and communications from Internal Revenue Service agents and the corresponding agents of other state, local and foreign governmental agencies who have examined or intend to audit or examine the books and records of the Company at any time including and since the commencement of the last IRS audit. No audit or examination of the Company or the Stock by any taxing authority or agency is now pending or currently in progress, nor has the Company received from any taxing authority or agency any notice of such an audit or examination. The Company has paid all deficiencies and altered all practices proposed as a result of the audits and examinations. No waiver of any statute of limitations has been given and is in effect in respect to the assessment of any Taxes against the Company. There are no outstanding agreements or waivers extending the statutory period of limitation applicable to any return of the Company for any period with respect to any Tax. There are no tax sharing agreements or arrangements to which the Company is now or ever has been a party. Due to S corporation status, no deferred Taxes are required by the Company whether set forth on the Financial Statements or otherwise. Sellers is not a "foreign person" within the meaning of
Section 1445(b)(2) of the Internal Revenue Code.

         3.18 Accounts Payable. Except as set forth on Schedule 3.18, the accounts payable of the Company as set forth in the Financial Statements represent bona fide claims which creditors have against the Company for sales or services furnished to the Company, are not subject to counterclaims, setoffs or deductions by the Company, are not subject to additional requirements of performance due to the Company All of the Company's then outstanding accounts payable are presented in the Financial Statements. All of the accounts payable have been created pursuant to receipt of goods or services conforming to the terms of purchase orders executed in favor of unrelated third parties in the ordinary course of business of the Company.

         3.19 Absence of Undisclosed Liabilities. Except as specifically and explicitly reserved against in the Financial Statements, the Company is not subject to any Debt, or any material liability or financial obligation (known or unknown, direct or indirect, absolute, contingent, accrued or otherwise), other than liabilities or financial obligations arising in the ordinary course of business. Sellers know of no facts or circumstances which might reasonably serve as the basis for any material liabilities or financial obligations with respect to the Company or the Stock which are not disclosed pursuant to this Agreement.

         3.20 Customer and Supplier Relationships: Warranty Claims. The Company has not received any notice that any customer or supplier of the Company intends to discontinue or materially alter the prices or terms of, or substantially diminish, its relationship with the Company. Except as set forth on Schedule 3.20, there are no outstanding material warranty claims against the Company by any of its customers or sales representatives with respect to products sold or services rendered by the Company which are in each instance greater than two percent (2%) of the sales price of such products sold or services rendered.

         3.21 Accounts Receivable and Notes Receivable. The accounts receivable and notes receivable of the Company as set forth in the Financial Statements, represent bona fide claims which the Company has against unrelated debtors for actual sales made, services performed or funds advanced by the Company in the ordinary course of business arising on or before the Closing Date, are not subject to counterclaims, setoffs or deductions of any kind other than trade discounts, and are not subject to additional requirements of performance by the Company. Such receivables have been recorded in accordance with the Company's historical revenue recognition policy and have been collected or are collectable in accordance with their terms at their full face amount. The aggregate amount of customer advance payments or deposits (i.e., payments in excess of actual work performed or materials supplied as of the date of such payment) received by the Company with respect to such accounts are set forth in the Financial Statements.

         3.22 Notes, Loans, Bonds, Guarantees. Set forth in Schedule 3.22, are all interest bearing notes, loans, indebtedness or debt obligations of the Company ("Debt"), and all bonds, guarantees, sureties, letters of credit, or other similar credit agreements which have been entered into by the Company. The Company is not in default on the payment of any principal or interest on any Debt, or in the performance or observance of its representations, warranties, covenants, or obligations under any agreement, contract, or instrument executed in connection therewith, nor is the Company otherwise in default under any indemnity, fidelity or contract bond or letter of credit, guarantee or other credit agreement or debt obligation or instrument.

         3.23 Charter Documents. The Company has delivered to Purchaser the originals or certified copies of its Articles of Incorporation and By-laws of the Company, and the originals or certified copies of the Articles of Incorporation and By-laws of each of its Subsidiaries, each as amended to date, as well as copies of the minute books of each of the Company and the Subsidiaries covering the period from the date of their respective incorporation to the date of this Agreement. Such Articles of Incorporation, Bylaws and minute books of the Company and the Subsidiaries contain a complete, correct and current record of all meetings and other corporate actions of their respective stockholders and board of directors since the date of incorporation, and appropriate stock ledger containing all information on the issuance, transfer, surrender, cancellation or disposition of all of the issued shares of the Company=s and the Subsidiaries= capital stock.

         3.24 Inventories. Any and all inventories of the Company reflected in the Financial Statements, plus any replacements for such items acquired on or before the Closing Date, and minus any such items sold or leased by the Company in the ordinary course of business on or before the Closing Date (the "Inventory"), are properly valued in accordance with generally accepted accounting principles consistently maintained and applied, notwithstanding anything else herein contained. The books and records of the Company with respect to the Inventory are current, accurate and complete, and all inventory items appearing on the books and records of the Company are in the physical possession or control of the Company. For purposes of the physical count of the Inventory on the Closing Date, the Inventory shall be valued as follows: In the case of raw material or purchased components the acquisition cost. In the case of work-in-progress and finished goods, the sum of the value of raw material and purchased components, direct labor at standard work center rates which includes applicable factory burden. The standard work center rates are substantially unchanged from those in effect and used by the Company to value its work in process and finished goods inventories, and related unbilled revenue, as of December 31, 2000 and March 31, 2001. The Company's inventory value at Closing shall not include the cost of (x) wages, fringe costs and expenses of any engineering activities that are not directly related to application engineering,
(y) the wages, fringe costs and expenses of any sales, marketing and service activities, and (z) any other costs, including general administrative costs, inconsistent with generally accepted accounting principles in the calculation of factory burden. Except for damaged, defective, obsolete and slow-moving (defined as parts other than repair parts that are not consumed in the manufacturing process or sold within 24 months) items of Inventory which have been fully written off and except for items sold in the ordinary course of business, the Inventory consisted of at the Balance Sheet Date, and currently consists of all items purchased, fabricated or otherwise identified for or with any order, contract or commitment for goods or services to be provided to a customer of the Company, and all such items are of a quality and quantity currently usable and saleable in the ordinary course of business without markdown or discount. With respect to Inventories in the hands of suppliers for which the Company is committed as of the date of this Agreement, such Inventory is reasonably expected to be usable in the ordinary course of business as the Acquired Businesses is presently being conducted. All items included in the Inventory are the property of the Company. No items in the Inventory are held by the Company on consignment from others. The items of Inventory are free of defects and, to the extent that they consist of finished or semi-finished goods, also comply with the specifications submitted by the intended purchasers thereof pursuant to valid and non-cancelable purchase orders.

         3.25 Machinery and Equipment. All material machinery, equipment, patterns, tools, tooling dies, jigs, fixtures, vehicles, trucks, furniture and communications, computer and office equipment which are used, have been used, or which are necessary to conduct the Acquired Businesses or the engineering, manufacturing, finance, sales and marketing, personnel and support functions of the Company; all of the Company's software and computer programs used in the conduct of the Acquired Businesses, including any software or computer programs not wholly-owned by the Company; and all of the engineering drawings, bills of material, specifications and manufacturing data possessed or owned by the Company; are all of such items that are necessary to manufacture the products presently being manufactured by the Company, and to provide the services rendered by the Company, in connection with the Acquired Businesses.

         3.26 No Material Misrepresentations or Nondisclosures. Neither the representations and warranties contained in this Agreement nor any Exhibit or Schedule attached hereto contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements contained herein or therein not misleading. To the best of Seller's Knowledge, there are no facts which have not been disclosed to Purchaser by Sellers that materially adversely affect the Company, the Stock, the Acquired Businesses or the Assets.

         3.27 "S" Corporation Status. Since July 1, 1999, the Company has been qualified as an "S" corporation within the meaning of Section 1361(a)(1) of the Internal Revenue Code (and under any comparable state law) and will be so qualified until the Closing of the Transactions.

         3.28 Availability of Assets. Upon the Closing of the Transactions, (a) the Company shall own of all of the Assets which are owned as of the date of this Agreement and which are used, have historically been used or are otherwise necessary or desirable to conduct the Acquired Businesses as they are currently conducted on the date hereof, including without limitation any Assets historically maintained on the books and records, or in the facility, of North Coast Distributing, Inc., but excluding any Assets which may be disposed in the ordinary course of business and in accordance with the terms and conditions of this Agreement, and (b) the Company shall have no claims, demands, debts, liabilities, obligations, costs or expenses whatsoever arising from or relating to North Coast Distributing, Inc., or the business and operations thereof, or the Required Disposition (as defined below). Set forth on Schedule 3.28 are all assets formerly owned by North Coast Distributing, Inc. and which have been transferred to the Company pursuant to the Required Distribution.

         3.29 No Brokers. Neither the Sellers, nor the Company has entered into any agreement, contract, arrangement or understanding, or otherwise engaged, any third party to act as a broker or finder, and there are no brokerage or finders' fees or commissions or similar payments which will accrue and become payable in respect of the Transactions.

         3.30 No Expenses. The Company has not paid or become obligated for any fees or expenses incurred by Sellers in respect of the Transactions.

         3.31 Required Disposition. Sellers have caused the Company to (a) sell and assign the assets and liabilities of North Coast Distributing, Inc., a subsidiary of the Company ("NCD"), to an unrelated third party in a bona fide arms-length transaction ("NCD Sale"), (b) pay all or part of the proceeds of the NCD Sale to pay off the outstanding principal balance of the intercompany debt owed by NCD to the Company, (c) apply any excess amounts as a distribution to the Company, and (d) spin-off, sell or transfer the capital stock of NCD to the Sellers, together with all liabilities of NCD which are not assumed pursuant to the NCD Sale (the "Required Disposition"). The Company has not sold, conveyed, alienated or transferred as part of the Required Disposition any assets of NCD which are used, have historically been used or are otherwise necessary for Purchaser to conduct the Acquired Businesses as they are currently conducted on the date hereof. The Required Disposition has been completed and as of the date hereof, the Company owns and possesses all of the Assets of the Company, including all Assets necessary to conduct the Acquired Businesses, (b) is obligated only for the liabilities incurred with respect to the Acquired Businesses and the corporate and administrative functions of the Company, and
(c) employs those employees who immediately prior to the Required Disposition, were assigned to positions engaged in or primarily supporting the Acquired Businesses.

                                   ARTICLE IV
                   REPRESENTATIONS AND WARRANTIES OF PURCHASER

          All representations and warranties contained herein shall survive the Closing until such time(s) as stated in Article XVI, and none shall merge into any Closing documents. Purchaser represents and warrants the following as of the date of this Agreement and of the Closing Date:

         4.1 Corporate Standing. Purchaser is a corporation duly organized, validly existing, and in good standing under the laws of the State of Delaware. Purchaser has full corporate power and authority to own, lease and operate its properties and businesses, and is in good standing and is qualified to transact business as a foreign corporation in all states in which the nature of its business or the properties owned by it require it to be qualified.

         4.2 Authority and Non-Contravention. Purchaser has the full corporate power and authority to enter into, execute, deliver and perform this Agreement and all Exhibits to which it is a party. The execution, delivery and performance of this Agreement and such Exhibits, and the consummation of all transactions contemplated herein and therein, have been duly authorized by all necessary corporate action of Purchaser. This Agreement and such Exhibits, when executed and delivered by Purchaser, shall be valid and binding obligations of Purchaser, enforceable against it in accordance with the terms hereof and thereof, subject to bankruptcy, insolvency and other similar laws affecting the rights of creditors generally and except that the remedies of specific performance, injunction and other forms of mandatory equitable relief may not be available. Except for approvals of governmental authorities, neither the execution and delivery of this Agreement nor the execution and delivery of the certificates and documents set forth as Exhibits hereto nor the consummation of the transactions contemplated hereby or thereby will (i) conflict with or violate any provision of the Articles or Certificate of Incorporation or By-laws of Purchaser, (ii) conflict with or violate any law, rule, regulation, ordinance, order, writ, injunction, judgment or decree applicable to Purchaser, or by which any of Purchaser's assets are bound or affected, or (iii) conflict with or result in any breach of or constitute a default (or an event which with notice or lapse of time or both would become a default) under, or give to others any rights of termination or cancellation of, or accelerate the performance required by or maturity of, or result in the creation of any security interest, lien, charge or encumbrance on any of Purchaser's assets pursuant to any of the terms, conditions or provisions of, any note, bond, mortgage, indenture, permit, license, franchise, lease, contract, or other instrument or obligation to which Purchaser is a party or by which any of its assets are bound or affected. Purchaser is not required to submit any notice, declaration, report or other filing or registration with any governmental or regulatory authority or instrumentality, and no approvals or non-objections are required to be obtained or made by Purchaser in connection with the execution, delivery or performance by Purchaser of this Agreement or any Exhibit or the consummation of the Transactions contemplated hereby or thereby.

         4.3 Investment Intent. Purchaser is acquiring the Shares for its own account for the purpose of investment and not with a view to or for sale in connection with any distribution thereof.

         4.4 Financing. As of the Closing, Purchaser will have the financial capacity to perform its obligations under this Agreement.

                                    ARTICLE V

                            [Intentionally Omitted.]

                                   ARTICLE VI

                                              [Intentionally Omitted.]


                                   ARTICLE VII
                  CONDITIONS PRECEDENT TO CLOSING BY PURCHASER

         Purchaser shall not be required to proceed on the Closing Date with the Transactions contemplated by this Agreement unless the following conditions precedent shall have been fulfilled and satisfied prior to or at the Closing, or shall have been waived in writing by Purchaser:

         7.1 Representations and Warranties. Each of the representations and warranties of Sellers contained herein shall be true and correct as of the date of this Agreement.

         7.2      Intentionally Omitted.

         7.3 Corporate Authorization. There shall have been obtained by means in conformity with all applicable provisions of Ohio law, the approval of the Company=s Board of Directors and shareholders to the Required Disposition. The Required Disposition shall have been fully performed prior to the execution of this Agreement, and Sellers shall have furnished to Purchaser evidence reasonably satisfactory to Purchaser that all of Seller's obligations thereunder have been fully performed.

         7.4 Sellers= and Officers= Certificate. Sellers shall have delivered to Purchaser a certificate of Sellers, and a certificate of the President and Chief Financial Officer of the Company, dated as of the Closing Date, certifying in such detail as Purchaser reasonably requests, to the accuracy of Sellers= representations and warranties contained herein, and to the fulfillment of Sellers= covenants and the conditions precedent to Purchaser's obligations to consummate the Transactions contemplated by this Agreement ("Sellers and Company Certificate").

         7.5 Good Standing. Sellers shall have delivered to Purchaser a certificate of good standing for the Company and for each of the Subsidiaries from the State of Ohio.

         7.6 Legal Opinion. Sellers shall have delivered to Purchaser a legal opinion, in substantially the form attached hereto as Exhibit 7.6, from counsel to Sellers ("Sellers= Opinion").

         7.7 Governmental Approvals. Sellers, the Company and/or Purchaser, as the case may be, shall have received all governmental and regulatory consents, non-objections or permits from all Federal, state, local and foreign governmental authorities necessary to permit Sellers, Purchaser, and the Company to consummate the Transactions, and to enable the Company to conduct the Acquired Businesses after the Closing Date in all material respects as the Company conducted such Acquired Businesses on the date of this Agreement.

         7.8 Bill of Sale. Sellers shall have caused SNS Realty, an Ohio general partnership and affiliate of the Company, to enter an agreement to sell the cranes, hoists, bridges, rails, and docks, dock equipment located on the Yoder Property pursuant to a bill of sale substantially in the form attached hereto as
Exhibit 7.8 ("Bill of Sale").

         7.9      Intentionally Omitted.

         7.10 Due Conveyance: Consents. The Shares, at Closing, will be conveyed and assigned to Purchaser free and clear of all liens, charges, encumbrances and third party adverse claims, and all necessary consents of other parties to transfer of the Shares and the Contracts, shall have been obtained without burdensome limitations or conditions.

         7.11     Intentionally Omitted.

         7.12 Environmental Audit. The parties acknowledge hereby that a Phase I environmental audit has been performed on behalf of Purchaser with respect to the Current Property, the results of which have been received by Purchaser.

         7.13 Debt. Sellers shall provide to Purchaser a letter or letters from all of the holders of the Debt setting forth the outstanding principal balances thereof as of a certain date not more than 15 days prior to the Closing Date, and all accrued interest thereon, and fees payable therefor, with a per diem rate for the interest accrual from the date of such letter(s) to the Closing Date. At the Closing Date the Company shall have no debt, other than trade accounts payable incurred and expenses accrued in the ordinary course of business, and the Assets shall be free and clear of all liens and encumbrances, including without limitation, any financing statements filed pursuant to Article 9 of the Uniform Commercial Code as then enacted in the State of Ohio. The total aggregate amount of the Debt of the Company shall be less than the amount of the Purchase Price, less the Escrow Amount, and less the expenses payable under Sections 2.2(c) and (d) hereof.

         7.14 Directors. All the current directors of the Company and each of the Subsidiaries shall have resigned in writing from the Board of Directors of the Company and from the respective Subsidiary effective immediately prior to the Closing.

         7.15 Non-Fulfillment Date. In the event that one or more of the foregoing conditions in this Article VII is not fulfilled as of July 15, 2001, (the "Non-Fulfillment Date"), Purchaser may, upon notice to the Company and on or prior to the Closing Date, elect either (i) to waive the condition and proceed to Closing; or (ii) not to consummate the Transactions and terminate this Agreement without any further liability on the part of either of the Parties, except that the foregoing shall not relieve either of the Parties from liability for damages actually incurred as a result of any breach of this Agreement.

         7.16 Real Estate Agreements. Purchaser or its designee shall have entered into agreements with SNS Realty, an Ohio general partnership and affiliate of the Company, to (a) purchase the real property, and all buildings and improvements thereon, commonly known as 26800 Richmond Road, Bedford Heights, Ohio ("Yoder Property"), pursuant to a purchase agreement substantially in the form attached hereto as Exhibit 7.16(a) ("Real Estate Agreement"), and
(b) lease the real property and the buildings and improvements thereon commonly known as 4899 Commerce Parkway, Warrensville Heights, Ohio, pursuant to a lease agreement substantially in the form attached hereto as Exhibit 7.16(b) ("Lease Agreement").

         7.17 Employment Agreement. The Company shall have entered into employment agreements with Messrs. R. Steel, D. Muchnicki, R. Evans, C. Seman and interim employment agreement with R. Hinkle effective upon the Closing Date on terms and conditions acceptable to Purchaser, the effectiveness of which shall be contingent upon the Closing.

                                  ARTICLE VIII
                 CONDITIONS PRECEDENT TO CLOSING BY THE SELLERS

         Sellers shall not be required to proceed on the Closing Date with the Transactions contemplated by this Agreement unless the following conditions precedent shall have been fulfilled and satisfied prior to or at Closing, or shall have been waived in writing by Sellers:

         8.1 Representations and Warranties. Each of the representations and warranties of Purchaser contained herein shall be true and correct as of the date of this Agreement and shall be true and correct as of the Closing Date as if then originally made.

         8.2      Intentionally Omitted.

         8.3 Officers= Certificate. Purchaser shall have delivered to Sellers a certificate of its President or Senior Vice President and its Chief Financial Officer, dated the Closing Date, certifying in such detail as Sellers reasonably request to the accuracy of Purchaser's representations and warranties contained herein, and to the fulfillment of Purchaser's covenants and the conditions precedent to Sellers= obligations to consummate the Transactions contemplated by this Agreement ("Purchaser=s Certificate").

         8.4 Good Standing. Purchaser shall have delivered to Sellers a certificate of its good standing from the State of Delaware.

         8.5 Legal Opinion. Purchaser shall have delivered to Sellers a legal opinion, in substantially the form attached hereto as Exhibit 8.5, from counsel to Purchaser. ("Purchaser=s Opinion").

         8.6 Governmental Approvals. Sellers, Purchaser and/or the Company, as the case may be, shall have received the any necessary governmental and regulatory consents, non-objections or permits necessary to permit the Parties to consummate the Transactions.

         8.7      Intentionally Omitted.

         8.8 Lawsuits. No action, suit or proceeding shall have been instituted or threatened before a court, arbitration panel or governmental body with respect to the Transactions, and no regulatory enforcement proceeding shall be pending before any governmental agency or body with respect to the Transactions.

         8.9 Corporate Authorizations. There shall have been obtained, by means in conformity with all applicable provisions of Delaware law, the approval of Purchaser's Board of Directors to the Transactions.

         8.10 Non-Fulfillment Date. In the event that one or more of the foregoing conditions in this Article VIII is not fulfilled as of the Non-Fulfillment Date, Sellers may, upon notice to Purchaser and on or prior to the Closing Date, elect either (i) to waive the condition and proceed to Closing; or (ii) not to consummate the Transactions and terminate this Agreement without any further liability on the part of either of the Parties, except that the foregoing shall not relieve either of the Parties from liability for damages actually incurred as a result of any breach of this Agreement.

         8.11 Consulting Agreement. Purchaser shall have executed and delivered consulting agreements with Messrs. R. Steel, R. Nelson and J. Strang, on terms and conditions acceptable to the Parties substantially in the form of Exhibit
8.11 attached hereto the effectiveness of which shall be contingent upon the Closing and further with respect to Mr. R. Steel, contingent upon the termination of the employment agreement referenced in Sections 7.17 and 8.12.

         8.12 Employment Agreement. The Company shall have entered into an employment agreement with Mr. R. Steel, effective upon the Closing Date on terms and conditions acceptable to Purchaser, the effectiveness of which shall be contingent upon the Closing.

         8.14 Real Estate Agreements. Purchaser or its designee shall have entered into agreements with SNS Realty, an Ohio general partnership and affiliate of the Company, to (a) purchase the real property, and all buildings and improvements thereon, commonly known as 26800 Richmond Road, Bedford Heights, Ohio ("Yoder Property"), pursuant to a purchase agreement substantially in the form attached hereto as Exhibit 7.16(a) ("Real Estate Agreement"), and
(b) lease the real property and the buildings and improvements thereon commonly known as 4899 Commerce Parkway, Warrensville Heights, Ohio, pursuant to a lease agreement substantially in the form attached hereto as Exhibit 7.16(b) ("Lease Agreement").

                                   ARTICLE IX
                             [Intentionally omitted]

                                    ARTICLE X
                           OBLIGATIONS AT THE CLOSING

         10.1 Sellers= Obligations. Prior to or at the Closing, Sellers shall deliver to Purchaser:

                  10.1.1   The Sellers and Company Certificate;

                  10.1.2 A certificate of good standing for the Company and for each of the Subsidiaries from the State of Ohio;

                  10.1.3   Sellers= Opinion;

                  10.1.4 The certificates representing all of the Shares, together with appropriate stock powers or forms of transfer in a form satisfactory to Purchaser and executed by each of Sellers selling, assigning and transferring such certificate(s) to Purchaser, free and clear of any liens, claims, options, encumbrances or restrictions of any nature whatsoever;

                  10.1.5 The original or certified copy of the Company=s Articles of Incorporation, by-laws, minutes of all meetings or actions of the Company=s shareholders and board of directors, and stock ledger documenting the issued and outstanding shares of the Stock;

                  10.1.6 The original or certified copy of each of the Subsidiaries' Articles of Incorporation, by-laws, minutes of all meetings or actions of the Subsidiaries' shareholders and board of directors, and stock ledger documenting the issued and outstanding shares of the stock; and

                  10.1.7 The resignations of all of the directors of the Company and each of the Subsidiaries.

         10.2 Purchaser's Obligations. Prior to or at the Closing, Purchaser shall deliver to Sellers:

                  10.2.1    Purchaser=s Certificate;

                  10.2.2    Purchaser=s Opinion;

                  10.2.3   The Purchase Price as provided in Section 2.2.


                                   ARTICLE XI
                   FURTHER COVENANTS OF SELLERS AND PURCHASER

         Sellers and Purchaser shall, as described below, each perform the indicated tasks designated to be performed by them:

         11.1 Joint Notice. After the Closing, Sellers and Purchaser shall cooperate, to the extent practicable and reasonable, in giving joint notice of the consummated Transactions to each customer, creditor, distributor, sales representative and supplier of the Acquired Businesses.



         11.2 Prior Stock Appreciation Rights. Sellers shall discharge their obligations with respect to the stock appreciation rights previously granted to R. Evans, D. Muchnicki, C. Seman and R. Hinkle, each of whom are current employees of the Company, pursuant to the letter dated July 2 , 2001 from Richard D. Nelson to Stephen M. Shea.

         11.3 Further Assurances. Sellers agrees that, from time to time and without further consideration, they will execute and deliver such further documents and take such other action as Purchaser may require more effectively to transfer to and vest in Purchaser and put Purchaser in possession of the Shares and all rights, title and interest therein.

         11.4 Contracts. If any of the Contracts require the consent of a third party in order not to be discontinued or terminated due to the transfer of Shares consummated hereunder, and such consent cannot be obtained prior to Closing despite the Parties' best efforts, the Parties shall continue to use their best efforts to obtain the third party's consent after the Closing Date.


                                   ARTICLE XII
                                   TAX MATTERS

         12.1 Certain Definitions. For purposes of this Article XII, "Taxes" means all Federal, state, local or foreign net or gross income, gross receipts, sales, use, ad valorem, value-added, franchise, withholding, "tollgate", payroll, employment, excise, property or similar taxes, assessments, duties, fees, levies or other governmental charges (including, without limitation, any liability for taxes arising from a consolidated or Subchapter "S" return or imposed by Treasury Regulations section 1.1502-6) together with any interest thereon, penalties, additions to tax or additional amounts with respect thereto and any interest in respect of such penalties, additions or additional amounts, and "Carryforwards" means any federal or state tax loss carryforwards, investment tax credits, and foreign tax credits of the Company arising from taxable years or periods prior to the Closing Date.

         12.2  Tax Indemnification

                  12.2.1 Notwithstanding any other provision of this Agreement, Sellers hereby agree to indemnify Purchaser against and hold it harmless from
(i) all liability for Taxes of the Company attributable to taxable years or periods ending on or before the Closing Date and, in the case of taxable years or periods beginning before and ending after the Closing Date, the portion of such years or periods ending at the close of business on the Closing Date (the "Pre-Closing Tax Period"), (ii) all liability whenever incurred for Taxes of North Coast Distributing, Inc., and any Taxes incurred in respect of the sale, disposition or transfer of North Coast Distributing, Inc., (iii) all liability whenever incurred for Taxes of Sellers, and (iv) any liability resulting from a failure of Sellers to fulfill their obligations under this Article XII.

                  12.2.2 Notwithstanding any other provision of this Agreement, Purchaser hereby agrees to indemnify Sellers and hold them harmless from (i) any liability for Taxes of the Company attributable to any taxable periods or portions thereof commencing after the Pre-Closing Tax Period, and (ii) any liability resulting from a failure of Purchaser to fulfill its obligations under this Article XII.

                  12.2.3 [Is this applicable?] In addition to, and not in derogation of, the foregoing, in the event that the amount of any Carryforward is reduced from the amount set forth in Section 12.2 for any reason whatsoever, including, without limitation, as a result of a final determination of taxable income for taxable periods ending on or before the Closing Date, Sellers hereby agrees to indemnify Purchaser against and hold it harmless from any additional liability for Taxes that the Purchaser and/or the Company incurs as a result of the reduction of the amount of such Carryforward.

                  12.2.4 Purchaser hereby agrees to indemnify Seller after the date on which Purchaser has first made claims under Article XV of this Agreement in the total aggregate amount of One Hundred Ten Thousand and 00/100 ($110,000.00), dollar-for-dollar, for any tax benefit that the Purchaser and/or the Company receives relating to pre-closing taxes.

         12.3 Closing of Taxable Period. Sellers agree to cause the Company upon consultation with Purchaser to file all appropriate Federal, state, local and foreign tax returns (the "Tax Returns") on the basis that the relevant taxable period ended as of the close of business on the Closing Date, unless the relevant taxing authority will not accept a Tax Return filed on that basis. Purchaser agrees to cooperate with Sellers with respect to any tax elections for year end cut-offs based on the Company's books and records as of the Closing Date.

         12.4 Preparation and Filing of Tax Returns by Sellers. Sellers shall prepare and timely file or shall cause the preparation and timely filing of all appropriate Tax Returns that include, on a consolidated or any other basis, the income of the Company for all periods ending on or before the Closing Date for those jurisdictions which permit or require a short period tax return ending as of the close of business on the Closing Date. Purchaser will cooperate with Sellers in making available to them any records necessary to enable them to comply with this Section 12.4. At the request of Sellers, Purchaser shall cause the Company to grant a Power of Attorney to such persons as Sellers may designate to file such Tax Returns in the name of the Company.

         12.5 Preparation and Filing of Tax Returns by the Company. Purchaser and/or the Company shall prepare and timely file or shall cause the preparation and timely filings of (i) all Tax Returns with those jurisdictions not allowing a short period Tax Return ending as of the close of business on the Closing Date and (ii) all other Tax Returns of any kind with respect to Company that are due after the Closing Date (other than Tax Returns to be filed by Sellers pursuant to Section 12.4). Sellers will cooperate with Purchaser and the Company in making available to Purchaser any records necessary to enable Purchaser and the Company to comply with this Section 12.5. For all tax periods commencing after the Closing Date, Purchaser and the Company shall have responsibility for the preparation and filing of all Tax Returns relating to the assets, operations and income of the Company.

         12.6 Payment of Taxes by Sellers Directly to Taxing Authorities. Except as provided in Section 12.7, Sellers shall pay or cause to be paid all Taxes due with respect to Tax Returns which they are required to file pursuant to Section 12.4.

         12.7 Payment of Taxes by Sellers to Purchaser. With respect to any jurisdiction which does not permit or require a short period Tax Return ending as of the close of business on the Closing Date, Sellers shall compute or cause to be computed the Tax liability which would be reflected on an Tax Return for the Company for that jurisdiction for the period through and including the Closing Date (as if such a short taxable period existed and a return was permitted or requested in respect thereof), and Sellers shall pay such amount (less any estimated tax payments paid prior to the Closing Date) to Purchaser or the Company on or before the due date, including extensions for the payment of taxes to such jurisdiction with respect to the Tax Return to be filed by Purchaser and/or Company. In the event that the estimated tax payment paid prior to the Closing Date exceeds the amount of tax to be paid by the Company on a tax return required under this Section 12.7, Purchaser shall pay or cause to be paid such excess to Sellers. If applicable, any tax credits and any exemptions, allowances or deductions that are calculated on an annual basis, such as the deduction for depreciation, shall be apportioned on a per diem basis.

         12.8 Tax Attribute Carryforwards. If applicable, Sellers agree to permit Purchaser to cause the Company to elect, where permitted by law, to carry forward any net operating loss, net capital loss, charitable contribution or other item arising after the Closing Date that would, absent such election, be carried back to a taxable period of the Company ending on or before the Closing Date.

         12.9 Cooperation in Preparing and Filing Returns. Sellers and Purchaser shall, and Sellers and Purchaser shall cause the Company to, cooperate fully with each other in connection with the preparation and filing of the Tax Returns or other tax returns, including but not limited to the furnishing or making available of records, books of account and any other information necessary for the preparation of any tax returns. Purchaser shall, and Purchaser shall cause the Company to, provide Sellers with tax return information packages for the Company including, but not limited to, all supporting documentation as required in prior years within one hundred twenty (120) days after the Closing Date, for taxable periods ending on or prior to or including but not ending on the Closing Date. Sellers shall furnish Purchaser with completed Federal and state Tax Returns or with pro-forma returns for the Company by the earlier of ninety (90) days after receipt of all information required for the proper completion of such returns or on or before thirty (30) days prior to the due date of such returns.

         12.10  [Intentionally Left Blank.]

         12.11 Transfer Taxes. Sellers shall be liable for any stock transfer, conveyance, stamp and other taxes arising from the sale, assignment and transfer of the Shares and the Required Disposition.

         12.12 Negotiation, Settlement or Contest of Tax Disputes. Sellers and their duly appointed representatives shall have the sole right to supervise or otherwise coordinate any tax examination process and to negotiate, resolve, settle or contest any asserted Tax deficiencies or assert and prosecute any claim for refund of Taxes (a "Tax Claim") for taxable periods ending on or before the Closing Date. In addition, Sellers shall be entitled to participate at their expense in the defense of any Tax Claim relating to any year or period that includes the Closing Date for which Sellers may be required to pay amounts to Purchaser and/or the Company pursuant to this Article XII, and with the written consent of Purchaser and/or the Company, subject to Section 12.2 hereof, and at Sellers= sole expense, may assume the entire defense of such Tax Claim. Purchaser shall not, and shall not allow the Company to, settle any Tax Claim for a year or period ending on or before the Closing Date without the consent of Sellers (which consent shall not be unreasonably withheld) if, with respect to such claim, Sellers would be required to pay amounts to Purchaser and/or the Company pursuant to this Article XII.

         12.13 Cooperation in Connection with Examinations. Purchaser shall, and shall cause the Company to, give prompt notice to Sellers of the assertion of any claim, or the commencement of any suit, action, proceeding, investigation or audit with respect to any Tax Return for any period or portion thereof ending on or before the Closing Date that includes the operations of the Company, describing in reasonable detail the facts pertaining thereto and the amount or an estimate of the amount of the liability arising therefrom. Sellers and Purchaser shall, and the Purchaser shall cause the Company to, cooperate fully in any such action by furnishing or making available records, books of account or other materials or taking such other actions as may be necessary or helpful for the defense against the assertions of any taxing authority as to any consolidated, combined or separate Tax Return for such periods.

         12.14 Assignment of Tax Refunds. Purchaser shall, and shall cause the Company to, assign to Sellers all Tax refunds, including interest, relating to the Company with respect to any taxable year or period ended as of or prior to the close of business on the Closing Date, and, with respect to any taxable year or period that includes the Closing Date, the portion of such year or period ending on and including the Closing Date. Purchaser shall, and shall cause the Company to, pay over to Sellers promptly upon receipt all such refunds received directly by any of them.

         12.15 Records Retention. Purchaser shall cause the Company to retain, full and complete records for all tax periods which remain subject to audit by action of statute or waiver for all periods or portions thereof through and including the Closing Date. To the extent that such records are currently maintained in both a hard copy and an electronic media format, the Parties agree to cause both such types of records that pertain to the income or operations of the Company prior to the close of business on the Closing Date to be retained by Company and not to be destroyed without prior written approval of Sellers or Purchaser, as the case may be. The Parties agree to cause the Company to enter into such record retention agreements as may be requested by the Internal Revenue Service with respect to all tax periods ending on or prior to the Closing Date.

         12.16 Termination of Tax Allocation Agreement. Any tax allocation agreement or arrangement with respect to the Company that may have been entered into by Sellers or its affiliates on the one hand and the Company on the other hand shall be terminated as of the Closing Date, and no payments that are owed by or to the Company pursuant thereto shall be of effect or enforceable, except that any provision in such tax allocation agreement to provide information regarding attributes or characteristics of the Company relevant to the determination of any Taxes to the Company upon departure from the consolidated group of which Sellers may have been a member shall be carried out by, and enforceable against, Sellers or as provided for in such tax allocation agreement.

         12.17 Survival. All rights and obligations provided for in this Article XII shall remain in force until such time as the applicable Statute of Limitations ends for any given pre-Closing tax. notwithstanding any other provision of this Agreement, except in the event of termination of this Agreement pursuant to Section 7.15 or Section 8.10.

         12.18 Priority of Article. In the event of a conflict between the provisions of this Article XII and any other provision of this Agreement, the provisions of this Article XII shall control.

                                  ARTICLE XIII
                      EXPENSES WITH RESPECT TO TRANSACTION

         Except as otherwise set forth in this Agreement, Sellers agree that they will pay all fees, costs and expenses incurred by Seller in connection with the Transactions and the Closing thereof, including, without limitation, the fees and expenses of their attorneys, accountants and other persons, and no portion thereof shall be paid by Purchaser or the Company. Purchaser agrees that it will pay all fees, costs and expenses incurred by it in connection with the Transactions and the Closing thereof, including, without limitation, the fees and expenses of its attorneys, accountants and other persons, and no portion thereof shall be paid by Sellers. Notwithstanding the foregoing, Sellers and Purchaser shall share equally any fees of filings required to be made to governmental agencies in connection with the Transactions.

                                   ARTICLE XIV
                                     BROKERS

         Each of the Parties hereby agrees to indemnify and save and hold harmless the other Party, its shareholders, directors and officers or their heirs or executors, as the case may be, from and against any and all claims, losses, damages, costs or expenses of any kind or character (including attorneys' fees) arising out of or resulting from any agreement, arrangement or understanding alleged to have been made by such party with any broker or finder in connection with this Agreement or the Transactions.

                                   ARTICLE XV
                                 INDEMNIFICATION

         15.1  Mutual Indemnification

                  15.1.1 Notwithstanding any other provisions of this Agreement, from and after the Closing, Sellers and their respective heirs, executors, successors, permitted assigns and personal representatives hereby jointly and severally indemnify Purchaser, its affiliates, successors and assigns, and agrees to hold Purchaser, its affiliates, successors and assigns, harmless from all Losses (as hereinafter defined) resulting from:

                           (a) a breach by Sellers of any representation,
warranty, covenant or agreement under this Agreement or the Closing documents, including without limitation the Real Estate Agreement;

                           (b)any  liabilities  arising at or prior to Closing,
or any events occurring at or prior to Closing giving rise to liability, whether known or unknown, relating to the Company, the Assets or the Acquired Businesses;

                           (c) any  liabilities  arising at, prior to or
subsequent to the Closing (whether such liabilities where known, unknown or could not be known by Sellers at or prior to Closing) relating to North Coast Distributing, Inc., including without limitation the business, operations, products, services, contracts, intercompany debt, agreements, taxes, employees, employee benefit plans, thereof, and any claims for indemnification made by any purchaser or transferee thereof.

                  15.1.2 From and after the Closing Date, Purchaser, on behalf of its affiliates and its successors and assigns, hereby indemnifies Sellers, and their respective heirs, executors, successors, permitted assigns, and personal representatives, and agrees to hold Sellers, and their respective heirs, executors, successors, permitted assigns and personal representatives, harmless from all Losses resulting from (i) a breach by Purchaser of any representation, warranty, covenant or agreement under this Agreement or the Closing documents, including without limitation the Real Estate Agreements, or
(ii) any liabilities arising after the Closing Date relating to the transfer of the Shares and concomitant ownership and control of the Company.

         15.2 Procedures.

                  15.2.1 As used in this Agreement, the term "Indemnifying Party" shall mean the person or persons against whom a party (the "Indemnified Party") makes a claim for indemnification hereunder.

                  15.2.2 The Indemnified Party shall give written notice to the Indemnifying Party of any claim or event known to it which does or may give rise to a claim by the Indemnified Party against the Indemnifying Party based on this Agreement, stating the nature and basis of said claims or events and the amounts thereof, to the extent known. Such notice shall be given in accordance with
Article XVI hereof. The giving of such notice shall be a condition precedent to any liability of the Indemnifying Party hereunder. Such notice shall be given reasonably promptly, but the fact that the Indemnified Party failed to give notice with reasonable promptness shall not defeat a claim made pursuant hereto except to the extent that the Indemnifying Party can establish that it has been injured by such delay.

                  15.2.3 In the event of any claim, action, suit or proceeding made or brought by third parties against the Indemnified Party, the Indemnified Party shall give written notice as described in Section 15.1.4 above of such claim, action, suit or proceeding with a copy of the claim, process and all legal pleadings with respect thereto. After notification, the Indemnifying Party shall participate in, and jointly with any other Indemnifying Party similarly notified, assume the defense thereof, with counsel reasonably satisfactory to such Indemnified Party at the time of such assumption. The Indemnified Party shall have the right to employ its own counsel and such counsel may participate in such action, but the fees and expenses of such counsel shall be at the expense of the Indemnified Party, when and as incurred, unless (1) the employment of counsel by such Indemnified Party has been authorized by the Indemnifying Party, or (2) the Indemnifying Party shall not in fact have employed counsel to assume the defense of such action reasonably satisfactory to the Indemnified Party at the time of the Indemnifying Party's assumption of the defense. If clause (2) of the preceding sentence shall be applicable, then counsel for the Indemnified Party shall have the right to direct the defense of such claim, action, suit or proceeding on behalf of the Indemnified Party. The Indemnified Party and the Indemnifying Party, as the case may be, shall be kept fully informed of such claim, action, suit or proceeding at all stages thereof whether or not such party is represented by its own counsel.

                  15.2.4 As used in this Agreement, "Losses" means any and all claims, demands, costs, expenses, losses, damages, penalties, fines, assessments and liabilities of or payable to any third party or government entity. The term "Losses" includes reasonable attorneys' fees and costs incurred in the investigation and defense of a claim, demand, cost, loss or liability; provided, however, that the term "Losses" does not include remuneration to the Indemnified Party's employees for time spent investigating or litigating any claim or demand.

                  15.2.5 The representations and warranties of Sellers set forth in Article III of this Agreement and the covenants of Sellers wherever set forth in this Agreement shall survive closing for 36 months from the Closing Date except Sections 3.1, 3.2, 3.3, and 3.31 shall survive closing forever. The representations and warranties of the Purchaser set forth in Sections 4.1 and
4.2 shall survive Closing forever, that set forth in Section 4.3 shall survive for a period of 36 months from the Closing Date and that set forth in Section
4.4 shall not survive the Closing.

                  15.2.6 To partially secure the indemnities of Sellers, whose liability thereof shall be joint and several, the Purchaser shall deposit Two Million One Hundred Thousand Dollars ($2,100,000) of the Purchase Price into an escrow account to be held for a maximum period of thirty-six (36) months, and subject to the Escrow Agreement attached hereto as Exhibit 2.2. So long as sufficient Escrowed Funds remain under the Escrow Agreement, Purchaser shall seek indemnification thereunder to satisfy its Losses under this Agreement; provided, however, that nothing in this Section 15.1.8 shall prohibit or limit Purchaser=s right to seek any equitable remedy in appropriate circumstances.

         15.3 Remedies Cumulative. All rights and remedies of each of the Parties existing under this Agreement are cumulative with, and not exclusive of, each other, and are cumulative with any legal or equitable rights or remedies otherwise available to such Party.

         15.4 Limitations on Indemnity or Reimbursement. Sellers shall not be liable to Purchaser until the aggregate amount of claims under this Article XV, whether indemnification or otherwise, exceeds $110,000, and, upon reaching such amount, Sellers shall be liable to Purchaser for the first dollar of all such claims, up to a maximum of the amount of $6,500,000; provided, however, that any breach of Sellers' representations and warranties set forth in Sections 3.3 and
3.31 shall not be subject to any limitations in this Section 15.4.

                                   ARTICLE XVI
                                     NOTICES

         16.1 Notice. All notices and other communications required to be given under the terms of this Agreement or which any of the Parties may desire to give hereunder shall be in writing and delivered personally or sent by express delivery, or by facsimile, or by registered or certified mail, with proof of receipt, postage and expenses prepaid, addressed as follows:

                  (a)      As to Purchaser, addressed to:


                           Formtek, Inc,
                           260 North Elm Street
                           Westfield, Massachusetts 01085
                           Attn.: John E. Reed, President
                           Fax: (413) 568-7428

with a copy to:
                           R. Bruce Dewey, Esq.
                           Formtek, Inc,
                           260 North Elm Street
                           Westfield, Massachusetts 01085
                           Fax: (413) 568-7428

or to such other address or addresses and to the attention of such other person or persons as Purchaser may from time to time designate in writing to Sellers:

                  (b)  As to Sellers, addressed to:

                           Richard D. Nelson
                           4360 Southeast Frazier Court
                           Stuart, FL  34997
                           and

                           Roger K. Steel
                           245 College Street
                           Hudson, Ohio 44236

and

                           John B. Strang
                           23699 Bahama Point, #1116
                           Fernandina Beach, FL  32034

with a copy to:
                           David Cathcart, Esquire
                           Mansour Gavin Gerlack & Manos, Co., LPA
                           55 Public Square, Suite 2150
                           Cleveland, OH  44113
                           Fax:  (216) 523-1705

or to such other address or addresses and to the attention of such other person or persons as Sellers may from time to time designate in writing to Purchaser.

         16.2 Receipt of Notice. Any notice given in accordance with this
Article XVI shall be deemed to have been given when delivered personally, or when received if sent via express delivery, facsimile, or registered or certified mail, return receipt requested.

                                  ARTICLE XVII
                            [Intentionally Omitted.]

                                  ARTICLE XVIII
                  EFFECTIVENESS AND ASSIGNABILITY OF AGREEMENT

         This Agreement shall become effective when executed and delivered by Purchaser and Sellers, and shall be binding in all respects upon the respective successors and permitted assigns of each of the Parties hereto. No Party hereto may assign this Agreement in whole or in part without first obtaining the written consent of the other Party, except that Purchaser may assign its rights and obligations under this Agreement to one or more affiliates so long as Purchaser remains responsible for its performance hereunder.

                                   ARTICLE XIX
                                    ANNOUNCEMENT OF TRANSACTION

         Subject to the provisions of Section 11.1, no Party shall make a public announcement of the Transactions contemplated by this Agreement without approval of the other Party, unless required by law or by applicable stock exchange requirements ("Required Disclosure"). In the event of Required Disclosure, such person shall provide notice accompanied by a copy of all proposed announcements to the other Party. Nothing in this Agreement shall be construed to inhibit Purchaser from communicating with its employees nor Sellers from communicating with the employees of the Company regarding this Agreement, so long as Sellers or Purchaser, as the case may be, use their best efforts to make such employees comply with the confidentiality obligations contained that certain Confidentiality Agreement dated August 20, 1999 (the "Confidentiality Agreement").

                                       139
29Apr02 - 11:53AM

                                   ARTICLE XX
                            COMPLETENESS OF AGREEMENT

         This Agreement and the Schedules and Exhibits hereto and Closing documents represent the entire contract between the Parties with respect to the subject matter hereof and thereof and supersede all prior offers, proposals, statements, representations and agreements with respect to the subject matter hereof, including but not limited to that certain Letter of Intent dated April 19, 2001. The terms and conditions of confidentiality referenced in the Confidentiality Agreement shall not survive the Closing of this Agreement. The Exhibits and Schedules hereto and the Closing documents are incorporated herein by reference, and shall be deemed to be included in any reference to this Agreement. This Agreement may not be amended except by action of each of the Parties hereto set forth in an instrument in writing signed on behalf of each of the Parties hereto.




                                   ARTICLE XXI
                                    CAPTIONS

         The captions to the Articles and Sections contained in this Agreement are for reference only, do not form a substantive part of this Agreement and shall not restrict nor enlarge any substantive provision of this Agreement.

                                  ARTICLE XXII
                                 APPLICABLE LAW

         This Agreement, the Schedules and Exhibits, and all other documents given in connection herewith, shall be construed in accordance with the laws of the Commonwealth of Massachusetts without regard to the principles of conflicts of laws.

                                  ARTICLE XXIII
                            [Intentionally Omitted.]

                                  ARTICLE XXIV
                                  COUNTERPARTS

         This Agreement may be executed in any number of counterparts, each of which shall be considered an original but all of which shall constitute but one and the same Agreement by and among the Parties.

                                   ARTICLE XXV
                           NO THIRD PARTY BENEFICIARY

         This Agreement is intended to inure to the benefit of Purchaser and Sellers only; and no third party shall have any rights, express or implied, by reason of this Agreement.


                                  ARTICLE XXVI
               UNILATERAL RIGHT TO WAIVE FAILURES OF OTHER PARTIES

         26.1      Waiver.  Any of the Parties may:

                  26.1.1 Extend in writing the time for the performance of any of the obligations herein contained to be performed for the benefit of such Party;

                  26.1.2 Waive in writing any inaccuracies in the representations and warranties made to it contained in this Agreement or any Exhibit or Schedule hereto or any certificate or certificates delivered by another Party to this Agreement;

                  26.1.3 Waive in writing the failure in performance of any of the conditions herein expressed for its benefit; and

                  26.1.4 Waive in writing compliance with any of the covenants herein contained for its benefit.

         26.2 Effect of Waiver. No such waiver or extension shall be valid unless in writing and signed by the Party granting the waiver or extension, and no such waiver or extension shall be construed to excuse or mitigate any subsequent breach or violation of this Agreement not specifically covered by such waiver.

                                  ARTICLE XXVII
                                  SEVERABILITY

         The invalidity or unenforceability of any provision of this Agreement shall not affect the other provisions hereof, and the Agreement shall be construed in all respects as if such invalid or unenforceable provisions were omitted. Furthermore, upon the request of any Party hereto, the Parties to this Agreement shall add, in lieu of such invalid or unenforceable provisions, provisions as similar in terms to such invalid or unenforceable provisions as may be possible and legal, valid and enforceable.

                 [Signatures Follow on the Next Immediate Page.]

         IN WITNESS WHEREOF, the Parties have caused this Stock Purchase Agreement to be executed as of the day and year first above written.


Purchaser:                                  FORMTEK, INC.,
WITNESS:                                    a Delaware corporation

_________________________                   By:__________________________
Name:____________________                   Name:_______________________
                                            Its:__________________________

Sellers:
WITNESS:



Name:                                       ROGER K. STEEL



Name:                                       RICHARD D. NELSON



Name:                                       JOHN B. STRANG



Name:                                       VIVIAN STEEL

                             PARTICIPATION AGREEMENT

         THIS AGREEMENT dated as of December 31, 2001, by and among John E. Reed, an individual (hereinafter together with his heirs, executors, successors and assigns, "Lender"), Mestek, Inc., a Pennsylvania corporation (hereinafter together with its successors and assigns, the "Participant") and CareCentric, Inc., a Delaware corporation (hereinafter together with its successors and assigns, the "Borrower").

                              W I T N E S S E T H:

         WHEREAS, Lender and CareCentric, Inc. (f/k/a Simione Central Holdings, Inc.) (hereinafter together with its successors and assigns, the "Borrower") have entered into that certain Secured Convertible Credit Facility and Security Agreement dated as of June 12, 2000 (the "Loan Agreement") providing for a credit facility to be made available to the Borrower by Lender in an amount not to exceed $6,000,000.00; and

         WHEREAS, Lender has agreed to sell and the Participant has agreed to purchase a participation in all loans made by Lender to Borrower under the Loan Agreement, on the terms and conditions herein set forth; and

         WHEREAS, Participant has agreed to make a participation in such loans to provide additional funds to Borrower for working capital and improved cash flow purposes;

         NOW, THEREFORE, in consideration of the premises and the mutual undertakings herein contained, Lender and the Participant hereby agree as follows:

1. Definitions. For the purposes of this Agreement, the following terms shall have the following respective meanings:

1.

(a) "Loans" shall mean all loans made by Lender to the Borrower pursuant to the Loan Agreement (whether currently outstanding or made from time to time after the date hereof). As of the date of this Agreement, the outstanding principal amount of the Loans made by Lender to Borrower under the Loan Agreement is $3,500,000.00.

(b) "Loan Documents" shall mean the Loan Agreement, that certain Promissory Note dated June 12, 2000 in the maximum principal amount of $6,000,000.00 issued by the Borrower to Lender to evidence the Loans, the right to convert any or all of the loans into fully paid and non-assessable shares of the common stock of Borrower as provided in Section 2.5 of the Loan Agreement, and all other instruments and documents executed and delivered by the Borrower pursuant to the Loan Agreement.

(a)

                                                 Page 144
(c) "Participation Percentage" shall mean the percentage interest of the Participant in the principal amount of Loans at any time outstanding.



2. Participation. Lender hereby assigns and conveys to the Participant and the Participant hereby assumes from Lender, an undivided interest in the Loans equal to One Million Dollars ($1,000,000) or approximately 28.6% of the Loans made under the Loan Agreement (the "Participation") and approximately 16.7% of the full amount of the credit facility. The interest of the Participant under this Agreement shall include participation in the receipt of the payments of principal of and interest under the Loans and in all amounts payable by or distributed in respect of the Borrower under the Loan Documents, and participation in any security therefor, all for the pro rata account and risk of the Participant in accordance with its Participation Percentage.

3. Payment of Consideration. Lender, Participant and Borrower hereby acknowledge and agree that the advances made by Participant to Borrower on behalf of Lender in the amount of One Million Dollars ($1,000,000) that have not been reimbursed (the "Advances"), upon the execution of this Agreement, shall be deemed to be, and do hereby constitute, authorized Loans under the Loan Agreement, as fully as if the Advances were made in strict accordance with the terms of the Loan Agreement; and by entering into this Agreement, Participant shall be separately possessed of all rights and remedies of Lender under the Loan Agreement with respect to its Participation Percentage.

4. Recomputation of Participation Percentage. From and after the date hereof, in the event of any additional loan(s) against the remaining open principal amount of the Note pursuant to Section 2.2 of the Loan Agreement ("New Loan"), upon the receipt by Borrower of the amount of any New Loans, the Participation Percentage shall be recomputed to take into account the amount of such New Loans. Upon completion of any conversion of Loans into Borrower common stock by either Participant or Lender, the Participation Percentage shall be recomputed to take into account the amount of the Loans so converted.

5. Application of Payments. Promptly upon receipt by Lender of any payment of principal of or interest under the Loans (including the net cash proceeds received from any realization upon security therefor) or of any fees payable by the Borrower under the Loan Agreement, Lender shall remit to the Participant by wire transfer in immediately payable funds its pro rata share thereof (after deducting any amount due from the Participant to Lender under this Agreement) in accordance with its Participation Percentage.

6. Enforcement of Loans. Upon ten (10) days' prior written notice to Participant, Lender may take any action which it determines in its sole discretion to be suitable or fitting to enforce payment of the Loans or respecting performance by the Borrower of its obligations under any of the Loan Documents or compliance with the terms thereof. Lender shall not without the consent of the Participant (a) agree to any amendment or modification of the Loan Agreement which would extend the maturity of the Loans or increase the amount of the "Revolving Loan Commitment" (as defined in the Loan Agreement) or decrease the interest on or fees payable with respect to the Loans, (b) release any security or any guarantor for the Loans other than in accordance with the terms of the Loan Documents or (c) waive any default or forbear from enforcement of any default arising under any Loan Document; provided, however, if the Participant shall refuse to consent to any requested amendment, modification or waiver, Lender may, at its option, at any time thereafter purchase the participation interest of the Participant in the Loans by paying to the Participant an amount equal to its Participation Percentage of the unpaid principal and accrued interest on the Loans, and upon such payment this Agreement shall be terminated (except as to any obligations then outstanding between Lender and the Participant) and the Participant shall have no further interest in the Loans or any of the Loan Documents.
7. Conversion Rights. Participant may effect the conversion of those Loans that it has purchased hereunder, into the common stock of Borrower as provided in
Article 10 of the Loan Agreement, and independently of Lender's intent to convert or not convert any of its portion of the Loans into the common stock of Borrower. In the event at any time during which any of the Loans are outstanding Participant elects to convert all or any part of the Loans in which it has purchased hereunder into the common stock of Borrower, it shall provide written notice of such election to Lender and Borrower. Participant and Borrower each agree to comply with Section 9.2 of the Loan Agreement in connection with any such conversion. Borrower agrees to accept Participant's instructions with regard to any such conversion as if it were made by Lender. Borrower agrees to forward to Participant all information which Lender is entitled to receive from Borrower, if any, regarding the conversion price for such shares, and any adjustments thereto as provided in Section 9.3 of the Loan Agreement. Upon the issuance of any shares pursuant to Participant's conversion of any of the Loans purchased hereunder, Lender shall also assign all of its rights under Article 10 of the Loan Agreement to the registration of such shares in accordance with the Securities Act of 1933, as permitted by Section 10.10 of the Loan Agreement.

8. Reports, Etc. Lender shall promptly furnish to the Participant copies of all reports and financial statements received from the Borrower pursuant to the Loan Agreement and shall promptly notify the Participant of the occurrence of any event of default under any of the Loan Documents of which Lender has actual knowledge and of any information as to any actual or potential event of default received by Lender from any source which Lender believes to be accurate and reliable, but Lender shall have no responsibility to the Participant for any errors or omissions in any such reports, financial statements or other information.

9. Participant's Investigation; No Reliance on Lender. The Participant acknowledges that (a) the Participant has performed and will continue to perform its own credit analysis of the Borrower and its own investigation of the risks involved in the transactions contemplated by the Loan Documents and in entering into this Agreement and purchasing an interest in the Loan hereunder, and it has not and will not rely on Lender with respect thereto, (b) the Participant has reviewed and approved the form and substance of each of the Loan Documents and
(c) Lender has not made and shall not at any time be deemed to make any representation or warranty, express or implied, with respect to the validity or enforceability of any of the Loan Documents or the validity, enforceability, value or sufficiency of, or title to, any security for the Loans or as to the financial condition or creditworthiness of the Borrower. 10. No Recourse; Limitation of Lender's Liability. Except for the failure of Lender to comply with the terms of this Agreement, the Participant shall have no recourse against Lender for any payment of principal of or interest on the Loans or for any fees or other amounts payable by the Borrower under any of the Loan Documents. Lender's only obligation with respect to such payments shall be to remit to the Participant its pro rata share thereof when, as and if received by Lender. Although Lender will endeavor to exercise the same care in administering the Loans as if the Loans were made entirely for Lender's own account, Lender shall have no liability to the Participant for any loss except as loss due to Lender's own gross negligence or willful misconduct. Without limiting the foregoing, Lender shall be fully protected in relying upon any certificate, document or other communication which appears to it to be genuine and to have been signed or presented by the proper person or persons and upon the advice of legal counsel, independent accountants and other appropriate experts and shall not be required to make any inquiry concerning the performance by the Borrower of its obligations under or compliance by the Borrower with the terms and conditions of any of the Loan Documents.
11. Reimbursement and Indemnification. The Participant shall reimburse Lender on demand for its Participation Percentage of all out-of-pocket expenses, including reasonable attorneys' fees, incurred by Lender in connection with the making or collection of the Loans, to the extent not recovered from the Borrower. The obligations under this paragraph 11 shall survive the payment in full of the Loans and termination of the Loan Documents.
12. Sharing of Payments. If the Participant, Lender or any other participant (and in granting any such other participation Lender will cause the participant similarly so to agree) shall receive from any person, by voluntary payment or through exercise of the right of set-off, counterclaim, crossclaim or otherwise, any amount applicable to the payment of the Loans or any other obligation of the Borrower under the Loan Documents, the Participant, Lender or such other participant shall make such disposition thereof or such arrangement with the others as shall ensure that each party shall receive its pro rata share of such amount at the time it was received. If any part thereof is, for any reason, required to be refunded, appropriate adjustments shall be made among the Participant, Lender and any other participant.
13. Notices and Payments. All notices required or permitted to be given hereunder shall be in writing and shall be deemed to be given when delivered to the designated party at the address or the telefax number set forth beside the signature line of such party, or if given by mail on the third day following the deposit thereof in the United States mail, registered or certified, with postage prepaid, addressed to the designated party at the address set forth beside the signature line of such party. All amounts payable by either party to the other party hereunder shall be paid in lawful currency of the United States and in immediately available funds at the address set forth beside the signature line of such party. Either party may change the address to which notices and payments are to be sent by notice of such change to the other party given as provided herein. 14. Entire Agreement. This Agreement embodies the entire agreement and understanding between Lender and the Participant and supersedes any and all prior agreements and understandings with respect to the subject matter hereof. This Agreement may not be amended or in any manner modified unless such amendment or modification is in writing and signed by both parties. 15. Benefits and Binding Effect. The Participant shall not sell, assign or otherwise transfer its rights under this Agreement without the prior consent of Lender. Subject to the foregoing, all provisions contained in this Agreement or any document or agreement referred to herein or relating hereto shall inure to the benefit of and shall be binding upon the respective permitted successors and assigns of Lender and the Participant.
16. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the Commonwealth of Massachusetts without regard to its conflict of laws.

                      [Signature page immediately follows]

         IN WITNESS WHEREOF, the parties hereto have executed this Participation Agreement as of the date first written above.


LENDER:

Address for Notices and payments:

John E. Reed
                                                --------------------------------
10 Tekoa Terrace                                JOHN E. REED
Westfield, MA 01085 Facsimile: 413.564-5814

PARTICIPANT:

Address for Notices and payments:               MESTEK, INC.

Mestek, Inc.
260 North Elm Street                            By:
                                                -------------------------------
Westfield, MA 01085                             Stephen M.. Shea
Facsimile: 413.568.7428                         Senior Vice President-Finance


AGREEMENT OF BORROWER:

         CareCentric, Inc., Borrower under the Loan Agreement, hereby (i) consents to the Participation of Participant in the Loans, (ii) acknowledges the rights of Participant with respect to the Loans created under the foregoing Participation Agreement, (iii) agrees to perform the obligations applicable to it under the foregoing Participation Agreement and (iv) acknowledges the Participant as a third-party beneficiary under the Loan Agreement.


                                        CARECENTRIC, INC.


CareCentric, Inc.                       By:
                                        ---------------------------------------
2625 Cumberland Parkway                  Dennis Brauckman
Suite 310                                Chief Financial Officer
Atlanta, GA 30339
Facsimile: 770.384.1603