Form 10-Q
period 2002-03-31
MESTEK INC
filed 2002-05-15
CIK 65195

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended: March 31, 2002


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



         The number of shares of Common Stock outstanding as of May 15, 2002, was 8,721,603.

                                  MESTEK, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002


                                      INDEX

PART I - FINANCIAL INFORMATION                                        Page No.
                                                                      --------

Condensed consolidated balance sheets at March 31, 2002
         and December 31, 2001                                         3 - 4

Condensed consolidated statements of income for the three
         months ended March 31, 2002 and 2001                              5

Condensed consolidated statements of cash flows for the three
         months ended March 31, 2002 and 2001                              6

Condensed consolidated statement of changes in shareholders' equity
         for the period from January 1, 2001 through March 31, 2002        7

Notes to the condensed consolidated financial statements                8-17

Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        17


PART II - OTHER INFORMATION

Legal Proceedings/Exhibits and Reports on Form 8K                         22

Statement of Computation of Per share Earnings                            23


SIGNATURE                                                                 23

PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements


                                  MESTEK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                      March 31,        Dec. 31,
                                                       2002              2001
                                                      -------          --------
                                                       (Dollars in thousands)
ASSETS

Current Assets
     Cash and Cash Equivalents                        $2,710          $2,315
     Accounts Receivable - less allowances of,
         $4,675 and $4,239 respectively               54,333          57,944
     Unbilled Accounts Receivable                        106             537
     Inventories                                      61,019          64,588
     Deferred Tax Benefit                              3,131           3,131
     Other Current Assets                             10,452           7,072
                                                     -------         -------
     Total Current Assets                            131,751         135,587

Property and Equipment - net                          58,284          58,334
Other Assets and Deferred Charges - net                8,387           8,158
Excess of Cost over Net Assets of Acquired Companies  57,432          57,432
                                                     -------         -------

         Total Assets                               $255,854        $259,511
                                                    ========        ========


See the Notes to Condensed Consolidated Financial Statements.


     Continued on next page

                                  MESTEK, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                                   (Unaudited)



                                                         March 31,   Dec. 31,
                                                           2002        2001
                                                          ------      ------
                                                        (Dollars in thousands)

LIABILITIES, AND SHAREHOLDERS' EQUITY
Current Liabilities
     Current Portion of Long-Term Debt                    $27,535    $30,002
     Accounts Payable                                      17,057     17,687
     Accrued Compensation                                   3,405      5,585
     Accrued Commissions                                    1,674      2,307
     Reserve for Equity Investment Losses                   6,000      6,000
     Progress Billings                                        294        286
     Customer Deposits                                      5,465      5,177
     Other Accrued Liabilities                             21,680     21,343
                                                          -------     ------

         Total Current Liabilities                         83,110     88,387

Long-Term Debt                                                180        180
Other Liabilities                                            ---          14
                                                          -------     ------

         Total Liabilities                                 83,290     88,581
                                                          -------     ------

Minority Interests                                          1,109      1,085
                                                          -------     ------

Shareholders' Equity
     Common Stock - no par, stated value $0.05 per share,
         9,610,135 shares issued                              479        479
     Paid in Capital                                       15,434     15,434
     Retained Earnings                                    167,033    165,423
     Treasury Shares, at cost, (888,532 common shares)    (10,101)   (10,101)
     Cumulative Translation Adjustment                     (1,390)    (1,390)
                                                          --------   --------
         Total Shareholders' Equity                       171,455    169,845
                                                          --------   --------

         Total Liabilities, and Shareholders' Equity      $255,854  $259,511
                                                          ========  ========


See the Notes to Condensed Consolidated Financial Statements.

                                  MESTEK, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                      2002            2001
                                                     -------        --------
                                                           (In thousands,
                                                      except for share amounts)

Net Sales                                            $88,945         $96,118
Net Service Revenues                                     116             176
                                                     -------         -------

     Total Revenues                                   89,061          96,294

Cost of Goods Sold                                    64,022          71,040
Cost of Service Revenues                                  72             142
                                                     --------        -------

     Gross Profit                                     24,967          25,112

Selling Expense                                       13,299          12,632
General and Administrative Expense                     5,081           4,905
Engineering Expense                                    3,474           3,113
Restructuring Charges                                   ---              774
                                                     --------        -------

     Operating Profit                                  3,113           3,688

Interest Income (Expense)                               (275)           (193)
Other Income (Expense) - net                            (205)           (113)
                                                     ---------       --------

Income from Continuing Operations Before Income Taxes  2,633           3,382

Income Taxes                                           1,023           1,284
                                                     ---------       -------

Income from Continuing Operations                      1,610           2,098

Discontinued Operations:

     Gain on Sale of Discontinued Operations            ---           16,572
     Applicable Income Tax Expense                      ---            7,482
                                                     ---------       -------
     Net Gain on Sale of Discontinued Operations        ---            9,090

Net Income                                            $1,610         $11,188
                                                     =========       =======

Basic Earnings Per Common Share
     Continuing Operations                             $0.18          $0.24
     Discontinued Operations                            0.00           1.04
                                                       -----           ----
     Net Income                                        $0.18          $1.28
                                                       =====          =====

Basic Weighted Average Shares Outstanding              8,722          8,729
                                                       =====          =====

Diluted Earnings Per Common Share
     Continuing Operations                             $0.18          $0.24
     Discontinued Operations                            0.00           1.04
                                                       -----          -----
     Net Income                                        $0.18          $1.28
                                                       =====          =====

Diluted Weighted Average Shares Outstanding            8,767          8,749
                                                       =====          =====


See the Notes to Condensed Consolidated Financial Statements.

                                  MESTEK, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                            2002          2001
                                                           ------        ------
                                                          (Dollars in thousands)

Cash Flows from Operating Activities:
     Net Income                                            $1,610      $11,188
     Adjustments to Reconcile Net Income to Net Cash
         Provided by Operating Activities:
     Depreciation and Amortization                          1,602        2,135
     Provision for Losses on Accounts Receivable              436          408
     Gain on Sale of National Northeast                      ---       (16,446)
     Change in Assets & Liabilities:
     Cash Flows Provided by (Used in) Changes In:
         Accounts Receivable                                3,175         (159)
         Unbilled Accounts Receivable                         431           15
         Inventory                                          3,569       (1,076)
         Other Assets                                      (3,634)        (196)
         Accounts Payable                                    (630)       2,052
         Accrued Expenses                                  (2,188)       5,798
         Progress Billings                                      8          (16)
         Other Long Term Liabilities                          (14)         (80)
                                                           -------     --------
Net Cash Provided by Operating Activities                   4,365        3,623
                                                           -------     --------

Cash Flows from Investing Activities:
     Capital Expenditures                                  (1,527)        (419)
     Disposition of National Northeast                       ---        44,619
                                                           -------     --------
Net Cash (Used in) Provided by Investing Activities        (1,527)      44,200
                                                           -------     --------

Cash Flows from Financing Activities:
     Net Repayments
         Under Line of Credit Agreements                   (2,467)     (45,937)
     Increase in Minority Interests                            24           13
     Repurchase of Common Stock                              ---          (368)
     Cumulative Translation Adjustments                      ---           (70)
                                                           -------     --------
Net Cash Used in Financing Activities                      (2,443)     (46,362)
                                                           -------     --------

Net Increase in Cash and Cash Equivalents                     395        1,461
Cash and Cash Equivalents - Beginning of Period             2,315        2,417
                                                           -------     --------

Cash and Cash Equivalents - End of Period                  $2,710       $3,878
                                                           =======     ========

See the Notes to Condensed Consolidated Financial Statements.

                                  MESTEK, INC.
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)


              For the period January 1, 2001 through March 31, 2002



                                                                                                      Cumulative
                                      Common       Paid In          Retained          Treasury        Translation
                                      Stock        Capital          Earnings          Shares          Adjustment        Total


Balance - January 1, 2001              $479        $15,434           $158,697         ($9,733)        ($1,195)          $163,682
Net Income                                                              6,726                                              6,726
Common Stock Repurchased                                                                 (368)                              (368)
Cumulative Translation Adjustment                                                                        (195)              (195)
                                       -----       -------           --------         --------        --------           --------
Balance -December 31, 2001              479         15,434            165,423         (10,101)         (1,390)           169,845
Net Income                                                              1,610                                              1,610
                                       -----       -------           --------         --------        --------          ---------
Balance - March 31, 2002               $479        $15,434           $167,033        ($10,101)        ($1,390)          $171,455
                                       =====       =======           ========        =========        ========          =========

See the Notes to Condensed Consolidated Financial Statements.

                                  MESTEK, INC.


            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of Mestek, Inc. (Mestek) and its wholly owned subsidiaries (collectively the "Company").
In the opinion of management, the financial statements include all material adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results of this interim period are not necessarily indicative of results for the entire year. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principle have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2001 appearing in the Company's Report on Form 10-K for the year ended December 31, 2001.

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

Inventories

         Inventories are valued at the lower of cost or market. Cost of inventories is principally determined by the last-in, first-out (LIFO) method.

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

Excess of Cost Over Net Assets of Acquired Companies (Goodwill)

         Through December 31, 2001, the Company amortized Goodwill on the straight-line basis over the estimated period to be benefited, typically 25 years. The Company continually evaluated the carrying value of Goodwill in accordance with FAS 121 prior to January 1, 2002 and continues to do so in 2002 in accordance with FAS 142. Any impairments are recognized in accordance with the appropriate accounting standards. Accumulated amortization of goodwill and other intangibles was $8,122,000 and $8,098,000 at March 31, 2002 and December 31, 2001, respectively. See Note 7.

Treasury Shares

         Common stock held in the Company's treasury have been recorded at cost.

Earnings per Common Share

         Basic earnings per share have been computed using the weighted average number of common shares outstanding. Common stock options are considered in the computation of diluted earnings per share.

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

Comprehensive Income

         For the three months ended March 31, 2002 and 2001, respectively, the components of other comprehensive income were immaterial and consisted solely of foreign currency translation adjustments. Comprehensive income was $1,610,000 and $11,118,000 for the three months ended March 31, 2002 and 2001, respectively.

Reclassification

         Reclassifications are made periodically to previously issued financial statements to conform to the current year presentation.

Adoption of SFAS 141, SFAS 142 and SFAS 144

         The Financial Accounting Standards Board (FASB) issued FAS 141, Business Combinations and FAS 142, Goodwill and Intangible Assets in 2001. FAS 141 was effective for all business combinations completed after June 30, 2001. FAS 142 was effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement applied also to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of FAS
142. Major provisions of these Statements and their effective dates for the Company are as follows: (i) all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001, (ii) intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability, (iii) goodwill and intangible assets with indefinite lives acquired after June 30, 2001, will not be amortized (iv) effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives are no longer subject to amortization, (v) effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator and (vi) all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

         Accordingly, the Company ceased recording amortization of goodwill and intangible assets with indefinite lives effective January 1, 2002. In addition, the Company is currently conducting the impairment tests required under FAS 142.

         On October 3, 2001, FASB issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that replaced FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." The primary objectives of this pronouncement were to develop one accounting model based on the framework established in FAS 121 for long-lived assets to be disposed of by sales and to address significant implementation issues. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of Account Principles Board (APB) Opinion no. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. FAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The provisions of FAS 144 became effective January 1, 2002 and did not have a material effect upon the Company's Financial Statement.

Note 2 - Inventories

                                                    March 31,      December 31,
                                                      2002             2001
                                                      ----             ----
                                                         (in thousands)

         Finished Goods                              $20,373         $18,664
         Work-in-progress                             16,832          17,910
         Raw materials                                30,575          34,790
                                                     -------          ------
                                                      67,779          71,364
         Less provision for LIFO
           method of valuation                        (6,760)         (6,776)
                                                     --------        --------
                                                     $61,019         $64,588
                                                     ========        ========


Note 3 - Property and Equipment

                                                    March 31,      December 31,
                                                      2002             2001
                                                      ----             ----
                                                         (in thousands)

Land                                                  $4,437          $4,437
Building                                              27,210          27,044
Leasehold Improvements                                 4,843           4,843
Equipment                                             91,646          90,285
                                                     --------        --------

                                                     128,136         126,609
Accumulated Depreciation                             (69,852)        (68,275)
                                                     --------        --------

                                                     $58,284         $58,334
                                                     ========        ========


Note 4 - Long-Term Debt

                                                    March 31,      December 31,
                                                      2002             2001
                                                      ----             ----
                                                         (in thousands)

Revolving Loan Agreement                             $21,475         $23,510
Note Payable                                           6,000           6,000
Other Bonds and Notes Payable                            240             672
                                                     --------        -------

                                                      27,715          30,182
Less Current Maturities                              (27,535)        (30,002)
                                                     --------        --------

                                                        $180            $180
                                                     ========        ========

         Revolving Loan Agreement - The Company has a Revolving Loan Agreement and Letter of Credit Facility (the Agreement) with a commercial bank. The Agreement has been amended and extended through April 30, 2004. The Agreement as amended provides $50 million of unsecured revolving credit including $10 million of standby letter of credit capacity. Borrowings under the Agreement bear interest at a floating rate based on the bank's prime rate less one and three quarters percent (1.75%) or, at the discretion of the borrower, LIBOR plus a quoted market factor or, alternatively, in lieu of the prime based rate, a rate based on the overnight Federal Funds Rate. The Revolving Loan Agreement contains financial covenants, which require that the Company maintain ratios, relating to interest coverage and leverage. This Agreement also contains restrictions regarding the creation of indebtedness, the occurrence of mergers or consolidations, the sale of subsidiary stock and the payment of dividends in excess of 50 percent (50%) of net income. The Company has outstanding at March 31, 2002, $5,424,000 in standby letters of credit issued principally in connection with its commercial insurance programs.

         Note Payable - The Company has an unsecured uncommitted Demand Loan Facility with a second commercial bank under which the Company can borrow up to $25,000,000 on a LIBOR basis. $6,000,000 was outstanding under the Demand Loan facility as of March 31, 2002 which bears interest at 2.69% and matures on June 17, 2002. The facility has been renewed through June 30, 2002. The Company expects to renew the facility on substantially equivalent terms before its expiration.

         Other Bond and Note Payable - Certain of the Company's owned properties are pledged as security for certain of these bonds and Notes Payable.

         The fair value of the Company's long-term debt is estimated based on the current interest rates offered to the Company for debt of the same remaining maturities. Management believes the carrying value of debt and the contractual values of the outstanding letters of credit approximate their fair values as of March 31, 2002


Note 5 - Interim Segment Information

Description of the types of products and services from which each reportable segment derives its revenues:

As described in the Company's Form 10-K for 2001, the Company completed the sale of National Northeast Corporation, (National) on January 9, 2001. National historically represented the largest division in the Company's Metal Products segment. The Company elected to incorporate the Metal Products segment's remaining units, Omega-Flex, Inc. and Boyertown Foundry Company into the Heating, Ventilating, and Air Conditioning segment (HVAC) January 1, 2001. Effective January 1, 2001, therefore, the Company has two reportable segments: the manufacture of heating, ventilating and air-conditioning equipment (HVAC) and the manufacture of metal handling and metal forming machinery (Metal Forming).

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

Measurement of segment profit or loss and segment assets:

         The Company evaluates performance and allocates resources based on profit or loss from operations before interest expense and income taxes (EBIT), not including non-operating gains and losses. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Inter-segment sales and transfers are recorded at prices substantially equivalent to the Company's cost; inter-company profits on such inter-segment sales or transfers are not material.

Factors management used to identify the enterprise's reportable segments:

         The Company's reportable segments are business units that offer different products. The reportable segments are each managed separately because they manufacture and distribute distinct products using distinct production processes intended for distinct marketplaces.


Three Months ended
March 31, 2002:
----------------------
(in thousands)
                                                  Metal       All
                                       HVAC       Forming     Other     Totals

Revenues from External Customers      $72,732     $16,213     $116      $89,061

Segment Operating Profit (Loss)        $3,918       ($680)   ($125)      $3,113

Three Months ended
March 31, 2001:
----------------------
(in thousands)
                                                  Metal       All
                                       HVAC       Forming     Other     Totals

Revenues from External Customers      $76,123     $19,995     $176      $96,294

Segment Operating Profit (Loss)        $3,303        $485    ($100)      $3,688


Note 6 - Stock Option Plans

         On March 20, 1996 the Company adopted a stock option plan, the Mestek, Inc. 1996 Stock Option Plan, (the Plan), which provides for the granting of incentive and non-qualified stock options of up to 500,000 shares of stock to certain employees of the Company and other persons, including directors, for the purchase of the Company's common stock at fair market value at the date of grant. The Plan was approved by the Company's shareholders on May 22, 1996. Options granted under the plan vest over a five-year period and expire at the end of ten years. All options granted under the Plan total 200,000 shares, none of which have been exercised at March 31, 2002. No options were granted in the first quarter of 2002.


Note 7 - Goodwill and Other Intangible Assets - Adoption of Statement 142

         As explained more fully in Note 1, the Company ceased amortization of goodwill and intangible assets with indefinite lives effective January 1, 2002. The following table presents net income on a comparable basis by adding back goodwill amortization, net of related tax effects, for both periods.

                                                 For the Three Months Ended
                                                  March 31,         March 31,
                                                   2002              2001
                                                   ----              ----
                                              (dollars in thousands, except for
                                                  earnings per share amounts)

Reported Net Income                               $1,610          $11,188
Add back:  Goodwill Amortization                    ---               746
                                               ----------        ---------
Adjusted Net Income                               $1,610          $11,934
                                                  ======          =======

Basic and Diluted Earning per Share                $0.18            $1.28
Add back:  Goodwill Amortization                    ---              0.08
                                                  ------            ------
Adjusted Net Income                                $0.18            $1.36
                                                  ======            =====


Note 8 - Commitments & Contingencies

         As previously disclosed, the Company is obligated as guarantor with respect to the debt of MacKeeber Associates Limited Partnership, a Connecticut Limited Partnership, a related party, under an Industrial Development Bond issued in 1984 by the Connecticut Development Authority. The balance outstanding under the bond as of March 31, 2002 was $368,323.

         As previously disclosed, the Company is obligated as a guarantor with respect to certain debt of CareCentric, Inc. (formerly Simione Central Holdings,
 Inc.) to its primary commercial bank, Wainwright Bank & Trust Company, in the amount of $6 million. The $6 million Wainwright credit line is secured by substantially all of CareCentric's assets. The balance outstanding under CareCentric's credit line with Wainwright Bank & Trust Company as of March 31, 2002 was $5,967,000.

         The Company is subject to several legal actions and proceedings in which various monetary claims are asserted.

         As previously disclosed, residents of the neighborhood to the south of a manufacturing facility site in Lisle, Illinois owned by a second-tier subsidiary of Mestek ("the Lockformer facility") have been certified as a class in an action against Mestek and its subsidiary Met-Coil Systems Corporation ("Met-Coil") for alleged contamination of their drinking water wells, allegedly due to migration off-site of historic TCE contamination of soil at the Lockformer facility. This class action case is entitled LeClercq, et al. v. The Lockformer Company et al., a division of Met-Coil Systems Corporation, Mestek, Inc, and Honeywell International, Inc." (the "LeClercq Class Action").

         Mestek sought to be dismissed as a defendant in this action by way of a Motion for Summary Judgment, which was denied on April 29, 2002. Mestek has filed a motion for reconsideration of this motion and intends to appeal this determination if necessary.

         On May 8, 2002 Mestek and its subsidiary Met-Coil commenced a jury trial in the United States District Court for the Northern District of Illinois in the LeClercq Class Action. Prior to the commencement of the trial the presiding judge entered an order of Partial Summary Judgment determining as a matter of fact that the source of contamination of the class of residents in the LeClercq Class Action (the "LeClercq Class") was from releases of TCE at the Lockformer facility. Mestek and Met-Coil intend to seek reconsideration of this finding or to appeal this Partial Summary Judgment. Accordingly, the trial is now focused on the issues of the extent of compensatory property damages which the LeClerq Class has sustained and the amount of any punitive damages which should be awarded against Mestek, its subsidiary Met-Coil, and/or co-defendant Honeywell International, Inc. ("Honeywell").

         Plaintiffs are seeking compensatory damages equal to (i) the cost of hooking up to the public water supply (ii) the amount of temporary loss in value to their property and stigma to them as property owners during the period prior to their being hooked up to the public water supply, (iii) the permanent damage to their property by reason of their homes being located over an aquifer or area contaminated by TCE, (iv) the damages to their property associated with any vapors arising through the ground and entering the air in their houses or on their property, and (v) the damages associated with the trespass and nuisance suffered by them during the time that they had to use bottled water and were concerned about the effects of having ingested and otherwise having been exposed to contaminated water and vapors. The Plaintiffs have made claims for property damages in categories (i) through (iv) above which could be significant in and of themselves.

         In addition, the Plaintiffs have alleged that Mestek and its subsidiary Met-Coil have acted recklessly without due regard for the health and safety of the public and consequently are seeking punitive damages as a multiple of compensatory damages. Mestek and its subsidiary are contesting the amount of compensatory damages the LeClercq Class has indicated it will seek, as well as the applicability of any punitive damages.

         Management is unable at this time to predict with any degree of certainty the outcome of this ongoing trial or of any settlement discussions that have occurred or may occur in this case or in the action entitled Mejdrech, et al. v. The Lockformer Company, et al., alleging the same kinds of damages on the same grounds as the LeClercq Class, for residents in two neighborhoods further south of the LeClercq Class represented by the same counsel. The Mejdrech matter has not been certified as a class action. The involvement of Honeywell as a defendant, together with the involvement of MetCoil's historic insurers, further complicates any attempts at this time to predict the outcome of either action. A judgment assessing significant damages, whether compensatory or punitive, in either action, would materially adversely affect the Company's results of operations.

         In a separate action entitled People of the State of Illinois, et al.
v. The Lockformer Company, et al., Met-Coil, pursuant to a consent agreement in January 2001, has investigated the same site for the same contamination and provided an interim supply of bottled water to the LeClercq Class and the Mejdrech residents. In this action, on May 6, 2002, Met-Coil agreed to an Interim Order to reimburse the Village of Lisle for the installation of certain water mains, to connect certain residents to the public water supply, and to reimburse the reasonable costs of such a connection to those residents who have connected to the public water supply since November 30, 1994. The Company estimates the cost of compliance with this agreed order to be approximately $1,300,000, which would mitigate one component of the damages sought by the Plaintiffs in the above-described LeClercq Class action. The Company believes it is probable that this cost will be reimbursed to Met-Coil by its insurers and hence the Company has accrued as of March 31, 2002 both the liability and the related recovery. Mestek and Met-Coil continue to negotiate coverage with Met-Coil's historic insurers as to all of the above claims.

         The Company's subsidiary has tendered all of the claims related to the above-described litigation to its historic insurance carriers, and five carriers are reimbursing the Company's subsidiary for a substantial portion of the subsidiary's defense costs, including the costs incurred by the subsidiary under the consent agreement. However, the subsidiary's insurers have contested their liability, and Mestek and its subsidiary remain in litigation with the insurers regarding coverage. The insurers are seeking a declaratory judgment that they have no liability and a reimbursement of the defense costs paid by the insurers. Moreover, if any punitive damages were to be awarded to the plaintiffs in any of these suits, those punitive damages, would not in any event be covered by insurance.

         See also in the Company's Form 10-K for the period ending December 31, 2001 Item 3, Legal Proceedings, and the paragraph entitled "Environmental Disclosure" under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations which is updated by the information contained in this Note 8.


Note 9 -Investments

         In March of 2002, the Company made an offer proposing to make available to CareCentric, Inc. (CareCentric) approximately $1.1 million of short-term financing to assist CareCentric with its near term working capital needs. If CareCentric meets the terms and conditions proposed by the Company in this regard, the funds will be advanced, and subsequently, this and other debt of CareCentric to Mestek will be refinanced on a long-term basis, in conjunction with the re-pricing and restructuring of the Company's equity investments in CareCentric.

         Coincident with Mestek's offer, John E. Reed, the Company's Chairman and CEO, made an offer proposing to make available to CareCentric approximately $900,000 of short-term financing as well. If CareCentric meets the terms and conditions proposed by Mr. Reed in this regard, the funds will be advanced, and subsequently, this and other debt of CareCentric to Mr. Reed will be refinanced on a long-term basis, in conjunction with the re-pricing and restructuring of preferred stock investments in CareCentric held by Mr. Reed.

         A formal vote of the CareCentric shareholders addressing the financing offers made by the Company and John E. Reed is scheduled for June 6, 2002. In connection with these offers the Company transferred to John E. Reed, effective March 29, 2002, certain of its voting rights associated with the Series B Preferred Stock of CareCentric held by the Company.


Note 10 -Subsequent Events

         As described more fully in Note 8, Commitments and Contingencies, and in the Company's Form 10-K for 2001, the Company and one of its subsidiaries are defendants in several legal actions related to environmental exposures at a manufacturing facility owned by the subsidiary in Lisle, Illinois. Recent developments in these cases, including events subsequent to March 31, 2002, are described in greater detail in Note 8.

Item 2 - Management's Discussion and Analysis of Financial Condition
                   and Results of Operation

         Excluding revenues from the King Company which was acquired on December 31, 2001, Total Revenues in the Company's HVAC segment decreased by 8.8% during the first quarter of 2002 relative to the first quarter of 2001 due primarily to weakness in the segment's industrial products and air distribution products divisions. Weak demand in the marketplace for these products, together with operational problems stemming from product redesign and manufacturing process reorganization efforts in the air distribution products division account for the largest part of the drop in revenues. Operating income for this segment increased, however, from $3,303,000 in the first quarter of 2001 to $3,918,000 in the first quarter of 2002, reflecting the fact that the 2001 period included a $750,000 restructuring charge related to the shutdown and relocation of the Cesco Products manufacturing operations which were moved from Brooklyn Park, Minnesota to Florence, Kentucky in 2001.

         Excluding revenues from Formtek Cleveland, Inc. (formerly SNS Properties Ltd) which was acquired on July 2, 2001, Total Revenues in the Company's Metal Forming segment decreased 26.1% during the first quarter of 2002, owing to a cyclical decline in demand for this segment's products. Management believes that the events of September 11, 2001 have exacerbated the effects of an otherwise normal industry-wide cyclical downturn in the demand for machine tools. The Company believes however, that the mutually reinforcing franchises it has acquired under the Formtek name, including Cooper Weymouth Peterson, Rowe, CoilMate, Dickerman, Yoder, Krasny-Kaplan, Mentor AGVS, Lockformer, Iowa Precision, Hill Engineering, B&K, and Dahlstrom, will allow it to maintain and expand its core competencies, positioning this segment very well for the next cyclical upturn in the machine tool industry. Operating profits for the quarter dropped from $485,000 profit in the quarter ended March 31, 2001 to ($680,000) loss in the quarter ended March 31, 2002 owing principally to the drop-off in sales.

         For the Company as a whole, Sales, General and Administrative, and Engineering costs, taken together as a percentage of Total Revenues, increased from 21.4% to 24.5% due principally to the drop off in revenues described above.

         Operating income for the first quarter of 2002 for the Company as a whole decreased by $575,000 or 15.6% reflecting the various factors mentioned above.

         The Company's total debt (long-term debt plus current portion of long-term debt) was reduced in the first quarter of 2002 from $30,182,000 to $27,715,000, as a result of reduced investments in accounts receivable and inventory owing to reduced levels of business as described above. Management regards the Company's current capital structure and banking relationships as fully adequate to meet foreseeable future needs. The Company has not paid dividends on its common stock since 1979.

         The Company's Annual Meeting of Shareholders will be held 11 a. m., May 28, 2002 at the Reed Institute adjacent to the Company's headquarters in Westfield, Massachusetts.


Commitments and Contingencies

         As previously disclosed, the Company is obligated as guarantor with respect to the debt of MacKeeber Associates Limited Partnership, a Connecticut Limited Partnership, a related party, under an Industrial Development Bond issued in 1984 by the Connecticut Development Authority. The balance outstanding under the bond as of March 31, 2002 was $368,323.

         As previously disclosed, the Company is obligated as a guarantor with respect to certain debt of CareCentric, Inc. (formerly Simione Central Holdings,
 Inc.) to its primary commercial bank, Wainwright Bank & Trust Company, in the amount of $6 million. The $6 million Wainwright credit line is secured by substantially all of CareCentric's assets. The balance outstanding under CareCentric's credit line with Wainwright Bank & Trust Company as of March 31, 2002 was $5,967,000.

  The Company is subject to several legal actions and proceedings in which various monetary claims are asserted.

         As previously disclosed, residents of the neighborhood to the south of a manufacturing facility site in Lisle, Illinois owned by a second-tier subsidiary of the Company ("the Lockformer facility") have been certified as a class in an action against the Company and its subsidiary Met-Coil Systems Corporation ("Met-Coil") for alleged contamination of their drinking water wells, allegedly due to migration off-site of historic TCE contamination of soil at the Lockformer facility. This class action case is entitled LeClercq, et al. v. The Lockformer Company et al., a division of Met-Coil Systems Corporation, Mestek, Inc, and Honeywell International, Inc." (the "LeClercq Class Action").

         The Company sought to be dismissed as a defendant in this action by way of a Motion for Summary Judgment, which was denied on April 29, 2002. The Company has filed a motion for reconsideration of this motion and intends to appeal this determination if necessary.

         On May 8, 2002 the Company and its subsidiary Met-Coil commenced a jury trial in the United States District Court for the Northern District of Illinois in the LeClercq Class Action. Prior to the commencement of the trial the presiding judge entered an order of Partial Summary Judgment determining as a matter of fact that the source of contamination of the class of residents in the LeClercq Class Action (the "LeClercq Class") was from releases of TCE at the Lockformer facility. The Company and Met-Coil intend to seek reconsideration of this finding or to appeal this Partial Summary Judgment. Accordingly, the trial is now focused on the issues of the extent of compensatory property damages which the LeClerq Class has sustained and the amount of any punitive damages which should be awarded against the Company, its subsidiary Met-Coil, and/or co-defendant Honeywell International, Inc. ("Honeywell").

         Plaintiffs are seeking compensatory damages equal to (i) the cost of hooking up to the public water supply (ii) the amount of temporary loss in value to their property and stigma to them as property owners during the period prior to their being hooked up to the public water supply, (iii) the permanent damage to their property by reason of their homes being located over an aquifer or area contaminated by TCE, (iv) the damages to their property associated with any vapors arising through the ground and entering the air in their houses or on their property, and (v) the damages associated with the trespass and nuisance suffered by them during the time that they had to use bottled water and were concerned about the effects of having ingested and otherwise having been exposed to contaminated water and vapors. The Plaintiffs' experts have identified claims for the property damages for all of the above categories, other than trespass and nuisance, which could be significant in and of themselves.

         In addition, the Plaintiffs have alleged that Mestek and its subsidiary Met-Coil have acted recklessly without due regard for the health and safety of the public and consequently are seeking punitive damages as a multiple of compensatory damages. Mestek and its subsidiary are contesting the amount of compensatory damages the LeClercq Class has indicated it will seek, as well as the applicability of any punitive damages.

         Management is unable at this time to predict with any degree of certainty the outcome of this ongoing trial or of any settlement discussions that have occurred or may occur in this case or in the action entitled Mejdrech, et al. v. The Lockformer Company, et al., alleging the same kinds of damages on the same grounds as the LeClercq Class, for residents in two neighborhoods further south of the LeClercq Class represented by the same counsel. The Mejdrech matter has not been certified as a class action. . The involvement of Honeywell International, Inc. as a defendant, together with the involvement of MetCoil's historic insurers, further complicates any attempts at this time to predict the outcome of either action. A judgment assessing significant damages, whether compensatory, punitive, or both, in either action would materially adversely affect the Company's results of operations.

         In a separate action entitled People of the State of Illinois, et al.
v. The Lockformer Company, et al., Met-Coil, pursuant to a consent agreement in January 2001, has investigated the same site for the same contamination and provided an interim supply of bottled water to the LeClercq Class and the Mejdrech residents. In this action, on May 6, 2002, Met-Coil agreed to an Interim Order to reimburse the Village of Lisle for the installation of certain water mains, to connect certain residents to the public water supply, and to reimburse the reasonable costs of such a connection to those residents who have connected to the public water supply since November 30, 1994. The Company estimates the cost of compliance with this agreed order to be approximately $1,300,000, which would mitigate one component of the damages sought by the Plaintiffs in the above-described LeClercq Class action. The Company believes it is probable that this cost will be reimbursed to Met-Coil by its insurers and hence the Company has accrued as of March 31, 2002 both the liability and the related recovery. The Company and Met-Coil continue to negotiate coverage with Met-Coil's historic insurers as to all of the above claims.

         The Company's subsidiary has tendered all of the claims related to Lisle, Illinois, to its historic insurance carriers, and five carriers are reimbursing the Company's subsidiary for a substantial portion of the subsidiary's defense costs, including the costs incurred by the subsidiary under the consent agreement. However, the subsidiary's insurers have contested their liability, and Mestek and its subsidiary are in litigation with the insurers regarding coverage. The insurers are seeking a declaratory judgment that they have no liability and a reimbursement of the defense costs paid by the insurers. Moreover, if any punitive damages were to be awarded to the plaintiffs in any of these suits, those punitive damages, would not in any event be covered by insurance.

         See also in the Company's Form 10-K for the period ending December 31, 2001 Item 3, Legal Proceedings, and the paragraph entitled "Environmental Disclosure" under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations

Market Risks

         The Company's operations are sensitive to a number of market factors, any one of which could materially adversely effect its results of operations in any given year:

         Construction activity--the Company's largest segment, its Heating, Ventilating, and Air Conditioning (HVAC) segment, is directly affected and its other segment, Metal Forming, is indirectly affected by commercial construction projects and residential housing starts. Relatively lower interest rates in 2001, and 2002 to date, and strong institutional activity helped prevent what might otherwise have been a more pronounced recessionary effect. Significant increases in interest rates or reductions in construction activity in future periods, however, could be expected to adversely effect the Company's revenues, possibly materially.

         Manufacturing Activity-- The Company's Metal Forming segment, as a manufacturer of capital goods used in other manufacturing processes, is subject to significant cyclicality. The Company's Metal Forming segment provides equipment used to hold, uncoil, straighten, form, bend and otherwise handle metal used in manufacturing operations; all activities likely to be adversely effected in recessionary periods. The level of manufacturing activity in the automotive, steel processing, metal furniture, and stamping industries, are particularly relevant to this segment since its products are typically purchased to upgrade or expand existing equipment or facilities. Expectations of future business activity are also particularly relevant. Activity in this segment was significantly effected by events of September 11, 2001.

         Credit Availability--Although interest rates trended lower in 2001, and 2002 to date, reflecting the Federal Reserve's monetary policy during this period, credit availability has, reportedly, somewhat tightened for marginal business borrowers. As the Company's customer base includes many small to medium sized business, a further credit tightening through the commercial banking system could be expected, at some point, to adversely effect the Company's sales, as was the case in the "credit crunch" of 1990-1991.

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

         Purchasing Practices--It has been the Company's policy in recent years for high value commodities to aggregate volumes with a sole source to achieve maximum cost reductions while maintaining quality and service. This policy has been effective in reducing costs but has introduced additional risk which could potentially result in short-term supply disruptions or cost increases from time to time in the future.

         Interest Rate Sensitivity--The Company's borrowings are largely Libor or Prime Rate based. The Company believes that a 100 basis-point increase in its cost of funds would not have a material affect on the Company's financial statements taken as a whole.

Investments

         In March of 2002, the Company made an offer proposing to make available to CareCentric, Inc. (CareCentric) approximately $1.1 million of short-term financing to assist CareCentric with its near term working capital needs. If CareCentric meets the terms and conditions proposed by the Company in this regard, the funds will be advanced, and subsequently, this and other debt of CareCentric to Mestek will be refinanced on a long-term basis, in conjunction with the re-pricing and restructuring of the Company's equity investments in CareCentric.

         Coincident with Mestek's offer, John E. Reed, the Company's Chairman and CEO, made an offer proposing to make available to CareCentric approximately $900,000 of short-term financing as well. If CareCentric meets the terms and conditions proposed by Mr. Reed in this regard, the funds will be advanced, and subsequently, this and other debt of CareCentric to Mr. Reed will be refinanced on a long-term basis, in conjunction with the re-pricing and restructuring of preferred stock investments in CareCentric held by Mr. Reed.

         A formal vote of the CareCentric shareholders addressing the financing offers made by the Company and John E. Reed is scheduled for June 6, 2002. In connection with these offers the Company transferred to John E. Reed, effective March 29, 2002, certain of its voting rights associated with the Series B Preferred Stock of CareCentric held by the Company.

PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

         Except for the following proceedings which relate to the same matter, which are discussed in Item 2 Part I to this Form 10 Q, Management Discussion and Analysis and in Note 8 to the Notes to the Consolidated Financial Statements, the Company is not presently involved in any litigation that it believes could materially and adversely affect its financial condition or results of operations. The following proceedings involve claims related to the discharge of trichloroethylene (TCE) onto the soil of The Lockformer Company site in Lisle, Illinois:

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


   Daniel Pelzer, et al.  v. Lockformer - Case No. 01 C 6485
                (U.S.D.C. for N.D. Ill.)
   Filed August 21, 2001
   Principal Defendants: The Lockformer Company, division of Met-Coil Systems
                Corporation, Mestek, Inc. and Honeywell
   International, Inc.

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


Item 6 - Exhibits and Reports on Form 8-K

(a) Statement of Computation of Per Share Earnings ... Page 23


                                  MESTEK, INC.
              SCHEDULE OF COMPUTATION OF EARNINGS PER COMMON SHARE


                                                  Three Months Ended March 31,
                                                       2002           2001
                                                    ---------      ----------

Income from Continuing Operations                     $1,610          $2,098
Income from Discontinued Operations                     ---            9,090
                                                      ------         --------
Net Income                                            $1,610         $11,188

Basic Earnings per Common Share:
Continuing Operations                                  $0.18           $0.24
Discontinued Operations                                 ---             1.04
                                                      ------         -------
Net Income                                             $0.18           $1.28
                                                      ======         ========

Basic Weighted Average Shares Outstanding              8,722           8,729
                                                      ======         ========

Diluted Earnings Per Common Share:
Continuing Operations                                  $0.18           $0.24
Discontinued Operations                                 ---             1.04
                                                      ------         --------
Net Income                                             $0.18           $1.28
                                                      ======         ========

Diluted Weighted Average Shares Outstanding            8,767           8,749
                                                      ======         ========



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MESTEK, INC.
                                  ------------
                                  (Registrant)


Date: May 15, 2002             By: /S/ Stephen M. Shea
                               ------------------------------------------------
                               Stephen M. Shea, Senior Vice President - Finance
                               and CFO (Chief Financial Officer)