Form 10-Q
period 2002-06-30
MESTEK INC
filed 2002-08-14
CIK 65195

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended: June 30, 2002


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



The number of shares of Common Stock outstanding as of August 6, 2002, was 8,721,603.

                                  MESTEK, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002


                                      INDEX

PART I - FINANCIAL INFORMATION                                         Page No.
                                                                       --------
Item 1:

Condensed consolidated balance sheets at June 30, 2002
         and December 31, 2001                                            3 - 4

Condensed consolidated statements of income for the three months ended June 30, 2002 and 2001 and the six months ended June 30, 2002 and 2001 5

Condensed consolidated statements of cash flows for the six
         months ended June 30, 2002 and 2001                                 6

Condensed consolidated statement of changes in shareholders' equity
         for the period from January 1, 2001 through June 30, 2002           7

Notes to the condensed consolidated financial statements                   8-19

Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        20-29


PART II - OTHER INFORMATION

Item 3 - Legal Proceedings                                                   30

Item 5 - Other Information                                                   31

Item 6 - Exhibits and Reports on Form 8-K                                    31

Item 7 - Submission of Matters to a Vote of Security Holders                 31

Statement of Computation of Per share Earnings                               32


SIGNATURE                                                                    32

In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements



                                  MESTEK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                             June 30,   Dec. 31,
                                                              2002        2001
                                                             --------   --------
                                                          (Dollars in thousands)
                                                           (Unaudited) (Audited)
ASSETS
Current Assets
     Cash and Cash Equivalents                               $6,636      $2,315
     Accounts Receivable - less allowances of,
         $4,920 and $4,239 respectively                      57,426      57,944
     Inventories                                             59,047      64,588
     Other Current Assets                                    18,126      10,740
                                                            -------    --------

         Total Current Assets                               141,235     135,587

Property and Equipment - net                                 58,189      58,334
Other Assets and Deferred Charges - net                       9,345       8,158
Excess of Cost over Net Assets of Acquired Companies         57,737      57,432
                                                            -------    --------

         Total Assets                                      $266,506    $259,511
                                                           ========    ========



See the Notes to Condensed Consolidated Financial Statements
     Continued on next page

                                  MESTEK, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

                                                             June 30,   Dec. 31,
                                                               2002       2001
                                                             --------   --------
                                                          (Dollars in thousands)
                                                           (Unaudited) (Audited)

LIABILITIES, AND SHAREHOLDERS' EQUITY
Current Liabilities
     Current Portion of Long-Term Debt                        $23,126   $30,002
     Accounts Payable                                          16,186    17,687
     Accrued Compensation                                       4,095     5,585
     Accrued Commissions                                        2,052     2,307
     Reserve for Equity Investment Losses                       6,000     6,000
     Customer Deposits                                          8,215     5,177
     Other Accrued Liabilities                                 33,256    21,629
                                                              -------    ------

         Total Current Liabilities                             92,930    88,387

Long-Term Debt                                                  5,180       180
Other Liabilities                                                  32        14
                                                              -------    ------

         Total Liabilities                                     98,142    88,581
                                                              -------    ------

Minority Interests                                              1,143     1,085
                                                              -------    ------

Shareholders' Equity
     Common Stock - no par, stated value $0.05 per share,
         9,610,135 shares issued                                  479       479
     Paid in Capital                                           15,434    15,434
     Retained Earnings                                        162,661   165,423
     Treasury Shares, at cost, (888,532 common shares)        (10,101)  (10,101)
     Cumulative Translation Adjustment                         (1,252)   (1,390)
                                                              --------  -------
         Total Shareholders' Equity                           167,221   169,845
                                                              --------  -------

         Total Liabilities, and Shareholders' Equity         $266,506  $259,511
                                                             ========  ========


See the Notes to Condensed Consolidated Financial Statements.

                                  MESTEK, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                            Three Months Ended  Six Months Ended
                                                  June 30,         June 30,
                                               2002     2001    2002     2001
                                               ----     ----    ----     ----
                                                     (Dollars in thousands,
                                               except earnings per common share)

Net Sales                                    $90,528  $94,402 $179,473 $190,520
Net Service Revenues                             102      177      218      353
                                              ------   ------  -------  --------

Total Revenues                                90,630   94,579  179,691  190,873

Cost of Goods Sold                            63,963   67,867  127,985  138,907
Cost of Service Revenues                          62      141      134      283
                                              ------   ------  -------  --------

Gross Profit                                  26,605   26,571   51,572   51,683

Selling Expense                               13,485   13,990   26,784   26,622
General and Administrative Expense             5,849    4,563   10,930    9,468
Engineering Expense                            3,950    3,357    7,424    6,470
Environmental Charges                          9,473     ---     9,473     ---
Restructuring Charges                           ---      ---     ---        774
                                             --------  ------- --------  -------

Operating (Loss) Profit                       (6,152)   4,661   (3,039)   8,349

Interest Income (Expense)                       (219)    (164)    (494)    (357)
Other Income (Expense) - net                    (193)    (206)    (398)    (319)
                                             --------  ------  --------  -------
(Loss) Income from Continuing
Operations Before Income Taxes                (6,564)   4,291   (3,931)   7,673

Income Taxes (Benefit)                        (2,192)   1,665   (1,169)   2,949
                                             --------  ------  --------  -------

(Loss) Income from Continuing
Operations                                    (4,372)   2,626   (2,762)   4,724
                                             --------  ------  --------  -------

Discontinued Operations:

Gain on Sale of Discontinued
Operations                                     ---       ---      ---    16,572
Applicable Income Tax Expense                  ---       ---      ---     7,482
                                             --------  ------  --------  -------
Net Gain on Sale of Discontinued
Operations                                     ---       ---      ---     9,090
                                             --------  ------  --------  -------

Net (Loss) Income                            ($4,372)  $2,626  ($2,762) $13,814
                                             --------  ------  -------- --------

Basic (Loss) Earnings Per Common Share
Continuing Operations                         ($0.50)   $0.30   ($0.32)   $0.54
Discontinued Operations                         ---      ---      ---      1.04
                                              -------   -----   -------   -----
Net (Loss) Income                             ($0.50)   $0.30   ($0.32)   $1.58
                                              =======   =====   =======   =====

Basic Weighted Average Shares Outstanding      8,722    8,722    8,722    8,726
                                               =====    =====    =====    =====

Diluted (Loss) Earnings Per Common Share
Continuing Operations                         ($0.50)   $0.30   ($0.32)   $0.54
Discontinued Operations                         ---      ---       ---     1.04
                                              -------   -----   -------   -----
Net (Loss) Income                             ($0.50)   $0.30   ($0.32)   $1.58
                                              =======   =====   =======   =====

Diluted Weighted Average Shares Outstanding    8,759    8,752    8,763    8,751
                                               =====    =====    =====    =====

See the Notes to Condensed Consolidated Financial Statements.

                                  MESTEK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                              2002       2001
                                                            --------   --------
                             (Dollars in thousands)

Cash Flows from Operating Activities:
  Net (Loss) Income                                         ($2,762)    $13,814
  Adjustments to Reconcile Net (Loss) Income to Net Cash
     Provided by Operating Activities:
  Depreciation and Amortization                               3,826       4,772
  Provision for Losses on Accounts Receivable                   681         788
  Change in Assets & Liabilities:
  Cash Flows Provided by (Used in) Changes In:
     Accounts Receivable                                       (163)      2,192
     Inventory                                                5,541      (2,755)
     Other Assets                                            (8,929)        938
     Accounts Payable                                        (1,501)        (17)
     Accrued Expenses and Other Liabilities                  12,938      (4,497)
                                                             -------     -------
Net Cash Provided by Operating Activities                     9,631      15,235
                                                             -------     -------

Cash Flows from Investing Activities:
  Capital Expenditures                                       (3,630)     (1,034)
  Disposition of National Northeast                            ---       31,438
                                                             -------     ------
Net Cash (Used in) Provided by Investing Activities          (3,630)     30,404
                                                             --------    ------

Cash Flows from Financing Activities:
  Net Repayments
     Issuance of Long Term Debt                               5,512       ---
     Under Line of Credit Agreements                         (7,388)    (42,882)
  Increase (Decrease) in Minority Interests                      58      (1,661)
  Repurchase of Common Stock                                   ---         (368)
                                                             -------     -------
Net Cash Used in Financing Activities                        (1,818)    (44,911)
                                                             -------    --------

Cumulative Translation Adjustments                              138         (42)

Net Increase in Cash and Cash Equivalents                     4,321         686
Cash and Cash Equivalents - Beginning of Period               2,315       2,417
                                                             -------      ------

Cash and Cash Equivalents - End of Period                    $6,636      $3,103
                                                             =======     =======

See the Notes to Condensed Consolidated Financial Statements.

                                  MESTEK, INC.
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


              For the period January 1, 2001 through June 30, 2002



                                                                                              Cumulative
                                                   Common       Paid In        Retained       Treasury       Translation
                                                   Stock        Capital        Earnings       Shares         Adjustment       Total

Balance - January 1, 2001 (audited)              $479           $15,434        $158,697       ($9,733)       ($1,195)      $163,682
Net Income                                                                        6,726                                       6,726
Common Stock Repurchased                                                                         (368)                         (368)
Cumulative Translation Adjustment                                                                               (195)          (195)
                                                 ----           -------        ---------     ---------       --------      ---------
Balance - December 31, 2001 (audited)            $479           $15,434        $165,423      ($10,101)       ($1,390)      $169,845
                                                 ====           =======        =========     =========       ========      =========
Net Loss                                                                         (2,762)                                     (2,762)
Cumulative Translation Adjustment                                                                                138            138
                                                 ----           -------        ---------     ---------       --------      ---------
Balance - June 30, 2002 (unaudited)              $479           $15,434        $162,661      ($10,101)       ($1,252)      $167,221
                                                 ====           =======        ========      =========       ========      =========


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

Revenue Recognition

         Revenue from product sales is recognized at the time of shipment.

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

Excess of Cost Over Net Assets of Acquired Companies (Goodwill)

         Through December 31, 2001, the Company amortized Goodwill on the straight-line basis over the estimated period to be benefited, typically 25 years. The Company continually evaluated the carrying value of Goodwill in accordance with FAS 121 prior to January 1, 2002 and continues to do so in 2002 in accordance with FAS 142. Any impairments are recognized in accordance with the appropriate accounting standards. See Note 7.

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

Income Taxes

         Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Cash paid for income taxes was $2,196,000 and $6,321,000 during the six months ended June 30, 2002 and 2001, respectively.

Comprehensive (Loss) Income

         For the three and six months ended June 30, 2002 and 2001, respectively, the components of other comprehensive income were immaterial and consisted solely of foreign currency translation adjustments. Comprehensive income (loss) was ($4,234,000) and $2,654,000 for the three months ended June 30, 2002 and 2001, respectively, and ($2,624,000) and $4,682,000 for the six month ended June 30, 2002 and 2001, respectively

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

         Accordingly, the Company ceased recording amortization of goodwill and intangible assets with indefinite lives effective January 1, 2002. In addition, the Company completed the first step of the transitional goodwill impairment test during the three months ended June 30, 2002 based on the amount of goodwill as of the beginning of fiscal year 2002, as required by SFAS No. 142. The Company performed a valuation to determine the fair value of each of the reporting units. Based on the results of the first step of the transitional goodwill impairment test, the Company has determined that goodwill impairment existed as of January 1, 2002, in the Company's Metal Forming segment, which the Company has determined constitutes a "reporting unit" under FAS 142. The Company is presently undertaking the second step of the transitional goodwill impairment test.

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


Note 2 - Inventories

Inventories consisted of the following at:
                                           June 30,                December 31,
                                            2002                      2001
                                            ----                      ----


Finished Goods                             $20,973                   $18,664
Work-in-progress                            16,246                    17,910
Raw materials                               28,755                    34,790
                                            ------                    ------


                                            65,974                    71,364
Less provision for LIFO method of valuation (6,927)                   (6,776)
                                            -------                   -------

                                           $59,047                   $64,588
                                           ========                  ========

Note 3 - Property and Equipment

                                            June 30,                 Dec. 31,
                                             2002                       2001
                                            --------                ---------

Land                                         $4,437                     $4,437
Building                                     27,290                     27,044
Leasehold Improvement                         4,879                      4,843
Equipment                                    93,633                     90,285
                                             ------                     ------

                                            130,239                    126,609
Accumulated Depreciation                    (72,050)                   (68,275)
                                            -------                    --------

                                             58,189                     58,334
                                             ======                     ======


Note 4 - Long-Term Debt

                                         June 30,                      Dec. 31,
                                          2002                          2001
                                         --------                      --------

Revolving Loan Agreement                 $16,625                       $23,510
Note Payable                               6,000                         6,000
Industrial Development Bond                5,441                        ---
Other Bonds and Notes Payable                240                           672
                                         --------                        ------

                                          28,306                        30,182
Less Current Maturities                   23,126                       (30,002)
                                          ------                       --------

                                          $5,180                          $180
                                         =======                          ====


         Revolving Loan Agreement - The Company has a Revolving Loan Agreement and Letter of Credit Facility (the Agreement) with a commercial bank. The Agreement has been amended and extended through April 30, 2004. The Agreement as amended provides $50 million of unsecured revolving credit including $10 million of standby letter of credit capacity. Borrowings under the Agreement bear interest at a floating rate based on the bank's prime rate less one and three quarters percent (1.75%) or, at the discretion of the borrower, LIBOR plus a quoted market factor or, alternatively, in lieu of the prime based rate, a rate based on the overnight Federal Funds Rate. The Revolving Loan Agreement contains financial covenants, which require that the Company maintain ratios, relating to interest coverage and leverage. As a result of the settlement of an environmental litigation matter, as more fully described in Note 8 to the Condensed Consolidation Financial Statements, the Company was in technical violation of one of the aforementioned financial covenants as of June 30, 2002. The bank has agreed to waive the violation and amend the financial covenants to preclude future violations relating to this settlement. This Agreement also contains restrictions regarding the creation of indebtedness, the occurrence of mergers or consolidations, the sale of subsidiary stock and the payment of dividends in excess of 50 percent (50%) of net income. The Company has outstanding at June30, 2002, $6,392,000 in standby letters of credit issued principally in connection with its commercial insurance programs.


         Note Payable - The Company has an unsecured uncommitted Demand Loan Facility with a second commercial bank which expires on June 30, 2003 under which the Company can borrow up to $25,000,000 on a LIBOR basis. A $6 million note was outstanding under the Demand Loan facility as of June 30, 2002 which bears interest at 2.69% and matures on August 16, 2002.

         Industrial Development Bond - On April 19, 2002, the Company's subsidiary, Boyertown Foundry Company, Inc. (BFC) borrowed $5,512,490 under a
Note issued through the Berks County Industrial Development Authority in Berks County, Pennsylvania in connection with a project to upgrade BFC's foundry equipment in Boyertown, Pennsylvania. The Note bears interest at 4.93%, matures on April 19, 2012, and is payable in equal monthly payments of principal and interest over the term of the loan. The Note is secured by a Loan and Security Agreement under which the equipment purchased by BFC with the loan proceeds is pledged as security for the Note. The Note is expected to be a `Qualified Small Issue Bond' under Section 144 (a)(12) of the Internal Revenue Code entitling the holder to tax exempt treatment on the interest. In the event the Note is found to be not in compliance with Section 144 (a)(12), the interest rate on the Note may be increased.

         Other Bonds and Notes Payable - Certain of the Company's property is pledged as security for certain of these bonds and Notes Payable.

         The fair value of the Company's long-term debt is estimated based on the current interest rates offered to the Company for debt of the same remaining maturities. Management believes the carrying value of debt and the contractual values of the outstanding letters of credit approximate their fair values as of June 30, 2002.

         Cash paid for interest was $432,000 and $2,058,000 during the six months ended June 30, 2002 and 2001, respectively.


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

Three Months ended
June 30, 2002:
--------------
(in thousands)
                                             Metal          All
                                   HVAC      Forming       Other         Totals

Revenues from External Customers  $74,146    $16,382       $102         $90,630

Segment Operating Profit (Loss)    $4,345   ($10,365)*    ($132)        ($6,152)


* includes $9,473,000 in costs related to the settlement of an environmental litigation matter, as more fully described in Note 8.


Three Months ended
June 30, 2001:
--------------
(in thousands)
                                             Metal          All
                                   HVAC      Forming       Other         Totals

Revenues from External Customers  $73,441    $20,961        $177        $94,579


Segment Operating Profit (Loss)    $4,257       $589       ($185)        $4,661


Note 6 - Stock Option Plans

         On March 20, 1996 the Company adopted a stock option plan, the Mestek, Inc. 1996 Stock Option Plan, (the Plan), which provides for the granting of incentive and non-qualified stock options of up to 500,000 shares of stock to certain employees of the Company and other persons, including directors, for the purchase of the Company's common stock at fair market value at the date of grant. The Plan was approved by the Company's shareholders on May 22, 1996. Options granted under the plan vest over a five-year period and expire at the end of ten years. Options totaling 200,000 shares have been granted under the Plan, none of which have been exercised at June 30, 2002. No options were granted in the second quarter of 2002.


Note 7 - Goodwill and Other Intangible Assets - Adoption of Statement 142

         As explained more fully in Note 1, the Company ceased amortization of goodwill and intangible assets with indefinite lives effective January 1, 2002. The following table presents net income on a comparable basis by adding back goodwill amortization, net of related tax effects, for both periods.

                                     For the Three               For the Six
                                        Months Ended             Months Ended
                                            June 30                June 30
                                         2002     2001         2002       2001
                                         ----     ----         ----       ----
                                                 (dollars in thousands,
                                         except for earnings per share amounts)

Reported Net Income                   ($4,372)   $2,626      ($2,762)   $13,814
Add back:  Goodwill Amortization         ---        365         ---         678
                                      --------   ------      --------   -------
Adjusted Net Income                   ($4,372)   $2,991      ($2,762)   $14,492
                                      ========   ======      ========   =======

Basic and Diluted Earning per Share    ($0.50)    $0.30       ($0.32)     $1.58
Add back:  Goodwill Amortization         ---       0.04         ---        0.08
                                      --------   -------      -------     -----
Adjusted Net Income                    ($0.50)    $0.34       ($0.32)     $1.66
                                      ========   =======      =======     =====

Accumulated amortization of goodwill and other intangibles was $8,152,000 and $8,098,000 at June 30, 2002 and December 31, 2001, respectively.


Note 8 - Commitments & Contingencies

         The Company is obligated as guarantor with respect to the debt of MacKeeber Associates Limited Partnership, a Connecticut Limited Partnership, a related party, under an Industrial Development Bond issued in 1984 by the Connecticut Development Authority. The balance outstanding under the bond as of June 30, 2002 was $340,000.

         The Company is obligated as a guarantor with respect to certain debt of CareCentric, Inc. (formerly Simione Central Holdings, Inc. - see Note 9) to its primary commercial bank, Wainwright Bank & Trust Company, in the amount of $6 million. The $6 million Wainwright credit line is secured by substantially all of CareCentric's assets. The balance outstanding under CareCentric's credit line with Wainwright Bank & Trust Company as of June 30, 2002 was $5,882,000. Under the Equity Method of Accounting, in December 2001, the Company accrued this guarantee of $6 million as a reserve for Equity Investment Losses.


         As previously disclosed, the Company is subject to several legal actions and proceedings in which various monetary claims are asserted. The Company is currently named as a defendant in approximately 20 lawsuits alleging that the plaintiffs suffered personal injury as a result of exposure to asbestos. In these lawsuits, the allegations against the Company are generally that it is liable as a "successor in interest" to another party whose products or workplace allegedly contained the asbestos to which the plaintiffs claim exposure. Based upon a thorough examination of the relationship between the Company and any alleged predecessor, and of the current state of the applicable law, management and outside counsel retained to defend these cases strongly believe that the Company has no liability with respect to such claims. The Company has obtained dismissal in approximately 30 such cases over the past ten years, and in no case has the Company been ordered to pay damages. To date, the total costs of defending the approximately 50 current and previously dismissed cases have been less than $100,000.


Claims Alleging Releases of Hazardous Materials

         The Lockformer Company ("Lockformer"), a division of the Company's second tier subsidiary, Met-Coil Systems Corporation ("Met-Coil"), announced on May 22, 2002, that it had reached a settlement with members of the Class of plaintiffs in a suit filed in the United States District Court for the Northern District of Illinois entitled LeClercq, et al. vs. The Lockformer Company, et al. The case involved property damages asserted on behalf of a group of approximately 187 homeowners within the Class area, due to the presence of trichloroethylene (TCE) contamination in the immediate vicinity of Lockformer's manufacturing facility in Lisle, Illinois. Without admitting liability, Lockformer agreed to pay Class members approximately $10 million to resolve the matter. The settlement incorporates the terms of a previously announced Interim Agreed Order between Lockformer and the Attorney General for the State of Illinois under which Lockformer agreed to pay for the costs of hookup to a public water supply for each of the homes of Class members who have, or otherwise would have, incurred such costs. As disclosed previously, the Company accrued a $1.3 million liability as of March 31, 2002 in respect of this portion of the settlement, and an offsetting insurance recovery receivable of this same amount. Met-Coil is pursuing an action in the United States District Court for contribution from 11 other known industrial users of TCE in the vicinity, whose disposal practice may have contributed to the contamination experienced by some or all of the members of the plaintiff class.

         Met-Coil continues to negotiate coverage with its historic insurers as to the above claims. Met-Coil has tendered these claims to its historic insurance carriers, and five carriers are reimbursing a substantial portion of the defense costs. However, certain insurers have contested their liability, and Met-Coil remains in litigation with certain of the insurers regarding coverage. The Company has reported a net charge of $9,473,000 in the quarter ended June 30, 2002 in relation to the LeClercq settlement reflecting the $8.7 million balance of the $10 million settlement, related legal costs incurred through June 30, 2002, a $2 million increase in the reserve for remediation of the Lisle, Illinois property, as discussed subsequently herein, less certain insurance company settlements received or accrued as of June 30, 2002.

         As disclosed in previous filings, a second class of residents, in a neighborhood not located in the immediate vicinity of Lockformer's manufacturing facility, has filed a class action complaint against the Company and its subsidiary, Met-Coil, (Mejdrech, et al. v. The Lockformer Company) on grounds similar to those alleged in the LeClercq action described above. The Mejdrech class was certified on August 12, 2002. Based upon the evidence currently available to it, the Company and its subsidiary believe they have valid defenses to the above action and are therefore vigorously contesting the Mejdrech claim.


         The Illinois Attorney General, in an action disclosed previously brought on behalf of the Illinois Environmental Protection Agency and others, is seeking to have Met-Coil pay for the cost of connecting approximately 175 households in the Mejdrech class area to public water supplies as well as pay for the State's response and investigatory costs in this action. Met-Coil is in negotiations with the Illinois Attorney General on this matter. There is insufficient information available to management at this time to provide an opinion as to the outcome of these discussions.

         In another action, owners of eight homes not included in the LeClerq or Mejdrech actions have filed suit against Met-Coil for alleged contamination of their properties and drinking water wells.

         In separate actions, three individual plaintiffs have filed suits against the Company and its subsidiary alleging in each case personal injury (and, in one case, wrongful death) related to the release of TCE into drinking water.

         The Company and its subsidiary believe they have valid defenses to the above claims and are contesting them vigorously. In any of the above pending actions, if the plaintiffs were to obtain a verdict of liability from a court of competent jurisdiction and assessments of significant damages, including punitive damages, such decisions could, individually or in the aggregate, materially adversely effect the Company's results of operations.


Potentially Responsible Parties (PRP) Actions
Lisle, Illinois:


         As reported in previous filings, the Company's second tier subsidiary, Met-Coil Systems Corporation, has submitted to the USEPA a Work Plan for remediation of soil containing TCE at its manufacturing facility in Lisle, Illinois. The Company expects final approval of the Work Plan in the near future. The Company established a $2 million remediation reserve in relation to this matter at December 31, 2001 and added $2 million to this reserve on June 30, 2002. Depending upon the final form of the Work Plan, the effectiveness of the remediation technologies utilized, the specific bids received in relation to the estimated work required, and other factors impacting the efficiency of the remediation effort, this reserve may need to be increased in the future. As of June 30, 2002, the Company has incurred specific costs in 2002 further against this remediation reserve of approximately $534,000.


Note 9 - Investments


         In March of 2002, the Company made an offer proposing to make available to CareCentric, Inc. (CareCentric) approximately $1.1 million of short-term financing to assist CareCentric with its near term working capital needs. Coincident with Mestek's offer, John E. Reed, the Company's Chairman and CEO, made an offer proposing to make available to CareCentric approximately $900,000 of short-term financing as well. In connection with these offers the Company transferred to John E. Reed, effective March 29, 2002, certain of its voting and other rights associated with the Series B Preferred Stock of CareCentric held by the Company. As a result of this transfer, the Company no longer has significant influence over CareCentric and, accordingly, has discontinued accounting for this investment under the Equity Method of Accounting subsequent to March 29, 2002.


         Pursuant to the offer made by the Company in March, on July 1, 2002, the Company exchanged certain investments in CareCentric, Inc. (CareCentric) for certain other securities pursuant to a Re-capitalization and Refinancing Transaction (the Transaction) approved by the shareholders of CareCentric on June 6, 2002 and the Board of Directors of Mestek on April 15, 2002. As a result of the Transaction, the Company surrendered certain notes receivable and other advances totaling $3,150,059 plus 850,000 shares of CareCentric Series C Preferred Stock carrying 170,000 votes on all matters to be voted upon by the shareholder of the Company. Except for cash advances made in the second quarter of 2002 totaling $963,000, and $129,000 advanced on July 1, 2002, the above assets were carried on the Company's balance sheet as of June 30, 2002 at a zero valuation reflecting the effect of cumulative equity method losses. The Company will continue to monitor this advance for collectibility. The Company also surrendered warrants on 104,712 shares of CareCentric common stock and options to purchase up to 159,573 shares of CareCentric common stock and agreed to extend for one year, until June 30, 2003, its guarantee of CareCentric's $6 million Wainwright Bank credit facility. In return the Company received on July 1, 2002, a $4 million secured convertible term note from CareCentric bearing interest at 6.25%, subordinated to the $3.555 million note received on July 1, 2002 by John E. Reed and described in greater detail below, as well as CareCentric's primary bank debt, and maturing on July 1, 2007. The conversion feature reflects an exercise price of $1 per share of CareCentric common. In addition, the 5,600,000 shares of CareCentric Series B Preferred Stock held by the Company, and carried at a zero valuation as of June 30, 2002, were made convertible into CareCentric common shares at approximately 1.072 shares of common per share of Series B Preferred. Also, warrants held by the Company on 890,396 CareCentric common shares were extended until June 15, 2004 and re-priced at $1.00 per share.


         Pursuant to the offer made by John E. Reed in March of 2002, on July 1, 2002, John E. Reed exchanged certain investments in CareCentric, Inc. for certain other securities pursuant to the Re-capitalization and Refinancing Transaction (the Transaction) described above. As a result of the transaction, John E. Reed surrendered certain notes receivable and other advances totaling approximately $3.555 million and received in return a $3.555 million secured convertible note maturing on July 1, 2007 and bearing interest at 6.25%. The conversion feature reflects an exercise price of $1 per share of CareCentric common. In addition, 398,406 shares of CareCentric's Series D Preferred Stock held by Mr. Reed were made convertible into CareCentric common at an exchange rate of 2.51 shares of common stock per share of Series D Preferred Stock.



Note 10 - Subsequent Event

         On July 22, 2002, the Company completed the sale of an idle manufacturing facility located in Schiller Park, Illinois for approximately $1,132,000 and recorded a gain of $59,000 on the transaction.

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

         Certain statements in this Annual Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that are not historical facts but rather reflect the Company's current expectations concerning future results and events. The words "believes", "expects", "intends", "plans", "anticipates", "hopes", "likely", "will", and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company (or entities in which the Company has interests), or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements.

         Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management's view only as of the date of this Form 10-Q. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstance after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances.

Critical Accounting Policies

         Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The following is a brief discussion of the Company's more significant accounting policies.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions related to revenue recognition, accounts receivable valuations, inventory valuations, goodwill valuation, warranty costs, and accounting for income taxes. Actual amounts could differ significantly from these estimates.

Our critical accounting policies are described in more detail as follows:

         Accounts Receivable

              Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on specific analysis of accounts in the receivable portfolio and historical write-off experience. While management believes the allowance to be adequate, if the financial condition of the Company's customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required.

         Inventory

              The Company values its inventory at the lower of cost to purchase and/or manufacture the inventory, principally determined on the LIFO method, or the current estimated market value of the inventory. The Company periodically reviews inventory quantities on hand and records a provision for excess and/or obsolete inventory based primarily on its estimated forecast of product demand, as well as based on historical usage. A significant decrease in demand for the Company's products or technological changes in the industries in which the Company operates could result in an increase of excess or obsolete inventory quantities on hand requiring adjustments to the value of the Company's inventories.

         Goodwill and Intangible Assets

              Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. This statement affects the Company's treatment of goodwill and other intangible assets. The statement require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within the statement's criteria. Intangible assets with finite useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminable lives will cease.

                  The Company completed the first step of the transitional goodwill impairment test during the six months ended June 30, 2002 based on the amount of goodwill as of the beginning of fiscal year 2002, as required by SFAS No. 142. The Company performed a valuation to determine the fair value of each of the reporting units. Based on the results of the first step of the transitional goodwill impairment test, the Company has determined that goodwill impairment existed as of January 1, 2002, in the Company's Metal Forming segment, which the Company has determined constitutes a "reporting unit" under FAS 142. The Company is presently undertaking the second step of the transitional goodwill impairment test.

         Warranty

              The Company provides for the estimated cost of product warranties at the time revenue is recognized based upon estimated costs and anticipated in-warranty failure rates. While the Company engages in product quality programs and processes, the Company's warranty obligation is affected by product failure rates, and repair or replacement costs incurred in correcting a product failure. Should actual product failure rates and repair or replacement costs differ from estimates, revisions to the estimated warranty liability may be required.

         Accounting for Income Taxes

              The preparation of the Company's consolidated financial statements requires it to estimate its income taxes in each of the jurisdictions in which it operates, including those outside the Untied States which may be subject to certain risks that ordinarily would not be expected in the United States. The income tax accounting process involves estimating its actual current exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation and equity method gains and losses, for tax and accounting purposes. These differences result in the recognition of deferred tax assets and liabilities. The Company must then record a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Significant management judgment is required in determining its provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. In the event that actual results differ from these estimates or the company adjusts these estimates in future periods it may need to adjust its valuation allowance which could materially impact its financial position and results of operations.

Results of Operations


     Three months ended June 30, 2002 vs June 30, 2001

         Excluding revenues from the King Company, which was acquired on December 31, 2001, Total Revenues in the Company's HVAC segment decreased by 1.6% during the second quarter of 2002 relative to the second quarter of 2001 due primarily to weakness in the segment's industrial products and air distribution products divisions. Operating income for this segment increased slightly, however, from $4,257,000 in the second quarter of 2001 to $4,345,000 in the second quarter of 2002, reflecting principally the effect of the implementation of FAS 142 in 2002, as more fully described in Note 7.


         Excluding revenues from Formtek Cleveland, Inc. (formerly SNS Properties Ltd) which was acquired on July 2, 2001, Total Revenues in the Company's Metal Forming segment decreased 32.5% during the second quarter of 2002, owing to a cyclical decline in demand for this segment's products. Management believes that the events of September 11, 2001 have exacerbated the effects of an otherwise normal industry-wide cyclical downturn in the demand for machine tools. The Company believes however, that the mutually reinforcing franchises it has acquired under the Formtek name, including Cooper Weymouth Peterson, Rowe, CoilMate, Dickerman, Yoder, Krasny-Kaplan, Mentor AGVS, Lockformer, Iowa Precision, Hill Engineering, B&K, and Dahlstrom, will allow it to maintain and expand its core competencies, positioning this segment very well for the next cyclical upturn in the machine tool industry. As more fully explained in Note 8 to the Condensed Consolidated Financial Statements, the Company's Met-Coil subsidiary settled an environmental litigation matter in the quarter ended June 30, 2002 recording a net charge of $9,473,000. Excluding the effect of that charge, the segment's operating income (loss) for the quarter was ($892,000) compared to an operating income of $589,000 ($ 964,000 before the effect of goodwill amortization) in the quarter ended June 30, 2001. The Metal Forming segment continues to make adjustments in its overhead structure to adapt to the present cyclical down turn in demand for its products.

         For the Company as a whole, Sales, General and Administrative, and Engineering costs, taken together as a percentage of Total Revenues, increased from 23.2% to 25.7% due principally to the drop off in revenues described above.

         Operating income for the second quarter of 2002 for the Company as a whole, excluding the $9,473,000 environmental charge described above, decreased by $1,340,000 or 28.7% reflecting the various factors mentioned above.

         The Company's total debt (long-term debt plus current portion of long-term debt) increased slightly in the second quarter of 2002 from $27.7 million to $28.3 million despite borrowing $5.5 million via an industrial development bond to fund an expansion at the Company's Boyertown Foundry Company subsidiary, as more fully explained in Note 4, reflecting the effect of positive cash flow from operations. The settlement of an environmental litigation matter in the quarter ended June 30, 2002, as more fully described in Note 8, was accrued at June 30, 2002 and will require increased borrowings during the third quarter of 2002. Management regards the Company's current capital structure and banking relationships as fully adequate to meet foreseeable future needs. The Company has not paid dividends on its common stock since 1979.


     Six months ended June 30, 2002 vs June 30, 2001

         Excluding revenues from the King Company, which was acquired on December 31, 2001, Total Revenues in the Company's HVAC segment decreased by 6.9% during the six months ended June 30, 2002 relative to the six months ended June 30, 2001 due primarily to weakness in the segment's industrial products and air distribution products divisions. Operating income for this segment increased, however, from $7,560,000 in the six months ended June 30, 2001 to $8,263,000 in the six months ended June 30, 2002, due principally to the effect of the implementation of FAS 142 in 2002, as more fully described in Note 7.

         Excluding revenues from Formtek Cleveland, Inc. (formerly SNS Properties Ltd) which was acquired on July 2, 2001, Total Revenues in the Company's Metal Forming segment decreased 29.4% during the six months ended June 30, 2002, owing to a cyclical decline in demand for this segment's products. Management believes that the events of September 11, 2001 have exacerbated the effects of an otherwise normal industry-wide cyclical downturn in the demand for machine tools. The Company believes however, that the mutually reinforcing franchises it has acquired under the Formtek name, including Cooper Weymouth Peterson, Rowe, CoilMate, Dickerman, Yoder, Krasny-Kaplan, Mentor AGVS, Lockformer, Iowa Precision, Hill Engineering, B&K, and Dahlstrom, will allow it to maintain and expand its core competencies, positioning this segment very well for the next cyclical upturn in the machine tool industry. As more fully explained in Note 8 to the Condensed Consolidated Financial Statements, the Company's Met-Coil subsidiary settled an environmental litigation matter in the quarter ended June 30, 2002 recording a net charge of $9,473,000. Excluding the effect of that charge, the segment's operating income (loss) for the six months ended June 30, 2002 was ($1,572,000) compared to an operating income of $1,074,000 (or $1,856,000 before the effect of goodwill amortization) in the quarter ended June 30, 2001. The Metal Forming segment continues to make adjustments in its overhead structure to adapt to the present cyclical down turn in demand for its products.

         For the Company as a whole, Sales, General and Administrative, and Engineering costs, taken together as a percentage of Total Revenues, increased from 22.3% to 25.1% due principally to the drop off in revenues described above.

         Operating income for the second quarter of 2002 for the Company as a whole, excluding the $9,473,000 environmental charge described above, decreased by $1,915,000, or 22.9%, reflecting the various factors mentioned above.

         During the six months ended June 30, 2002, the Company's total debt (long-term debt plus current portion of long-term debt) decreased from $30.2 million to $28.3 million despite new borrowing of $5.5 million via an industrial development bond to fund an expansion at the Company's Boyertown Foundry Company subsidiary, as more fully explained in Note 4, reflecting the effect of positive cash flow from operations and a reduced investment in inventory owing to reduced levels of business, as described above. The settlement of an environmental litigation matter in the quarter ended June 30, 2002, as more fully described in
Note 8, was accrued at June 30, 2002 and will require increased borrowings during the third quarter of 2002. Management regards the Company's current capital structure and banking relationships as fully adequate to meet foreseeable future needs. The Company has not paid dividends on its common stock since 1979.



         The Company's Annual Meeting of Shareholders was held 11 a.m., May 28, 2002 at the Reed Institute adjacent to the Company's headquarters in Westfield, Massachusetts.

Commitments and Contingencies

         The Company is obligated as guarantor with respect to the debt of MacKeeber Associates Limited Partnership, a Connecticut Limited Partnership, a related party, under an Industrial Development Bond issued in 1984 by the Connecticut Development Authority. The balance outstanding under the bond as of June 30, 2002 was $340,000.

         As previously disclosed, the Company is obligated as a guarantor with respect to certain debt of CareCentric, Inc. (formerly Simione Central Holdings, Inc.) to its primary commercial bank, Wainwright Bank & Trust Company, in the amount of $6 million. The $6 million Wainwright credit line is secured by substantially all of CareCentric's assets. The balance outstanding under CareCentric's credit line with Wainwright Bank & Trust Company as of June 30, 2002 was $5,882,000.

         As previously disclosed, the Company is subject to several legal actions and proceedings in which various monetary claims are asserted. The Company is currently named as a defendant in approximately 20 lawsuits alleging that the plaintiffs suffered personal injury as a result of exposure to asbestos. In these lawsuits, the allegations against the Company are generally that it is liable as a "successor in interest" to another party whose products or workplace allegedly contained the asbestos to which the plaintiffs claim exposure. Based upon a thorough examination of the relationship between the Company and any alleged predecessor, and of the current state of the applicable law, management and outside counsel retained to defend these cases strongly believe that the Company has no liability with respect to such claims. The Company has obtained dismissal in approximately 30 such cases over the past ten years, and in no case has the Company been ordered to pay damages. To date, the total costs of defending the approximately 50 current and previously dismissed cases have been less than $100,000.

Claims Alleging Releases of Hazardous Materials

         The Lockformer Company ("Lockformer"), a division of the Company's second tier subsidiary, Met-Coil Systems Corporation ("Met-Coil"), announced on May 22, 2002, that it had reached a settlement with members of the Class of plaintiffs in a suit filed in the United States District Court for the Northern District of Illinois entitled LeClercq, et al. vs. The Lockformer Company, et al. The case involved property damages asserted on behalf of a group of approximately 187 homeowners within the Class area, due to the presence of trichloroethylene (TCE) contamination in the immediate vicinity of Lockformer's manufacturing facility in Lisle, Illinois. Without admitting liability, Lockformer agreed to pay Class members approximately $10 million to resolve the matter. The settlement incorporates the terms of a previously announced Interim Agreed Order between Lockformer and the Attorney General for the State of Illinois under which Lockformer agreed to pay for the costs of hookup to a public water supply for each of the homes of Class members who have, or otherwise would have, incurred such costs. As disclosed previously, the Company accrued a $1.3 million liability as of March 31, 2002 in respect of this portion of the settlement, and an offsetting insurance recovery receivable of this same amount. Met-Coil is pursuing an action in the United States District Court for contribution from 11 other known industrial users of TCE in the vicinity, whose disposal practice may have contributed to the contamination experienced by some or all of the members of the plaintiff class.


         Met-Coil continues to negotiate coverage with its historic insurers as to the above claims. Met-Coil has tendered these claims to its historic insurance carriers, and five carriers are reimbursing a substantial portion of the defense costs. However, certain insurers have contested their liability, and Met-Coil remains in litigation with certain of the insurers regarding coverage. The Company has reported a net charge of $9,473,000 in the quarter ended June 30, 2002 in relation to the LeClercq settlement reflecting the $8.7 million balance of the $10 million settlement, related legal costs incurred through June 30, 2002, a $2 million increase in the reserve for remediation of the Lisle, Illinois property property, as discussed subsequently herein, less certain insurance company settlements received or accrued as of June 30, 2002.

         As disclosed in previous filings, a second class of residents, in a neighborhood not located in the immediate vicinity of Lockformer's manufacturing facility, has filed a class action complaint against the Company and its subsidiary, Met-Coil, (Mejdrech, et al. v. The Lockformer Company) on grounds similar to those alleged in the LeClercq action described above. The Mejdrech class was certified on August 12, 2002. Based upon the evidence currently available to it, the Company and its subsidiary believe they have valid defenses to the above action and are therefore vigorously contesting the Mejdrech claim.


         The Illinois Attorney General, in an action disclosed previously brought on behalf of the Illinois Environmental Protection Agency and others, is seeking to have Met-Coil pay for the cost of connecting approximately 175 households in the Mejdrech class area to public water supplies as well as pay for the State's response and investigatory costs in this action. Met-Coil is in negotiations with the Illinois Attorney General on this matter. There is insufficient information available to management at this time to provide an opinion as to the outcome of these discussions.

         In another action, owners of eight homes not included in the LeClerq or Mejdrech actions have filed suit against Met-Coil for alleged contamination of their properties and drinking water wells.

         In separate actions, three individual plaintiffs have filed suits against the Company and its subsidiary alleging in each case personal injury (and, in one case, wrongful death) related to the release of TCE into drinking water.

         The Company and its subsidiary believe they have valid defenses to the above claims and are contesting them vigorously. In any of the above pending actions, if the plaintiffs were to obtain a verdict of liability from a court of competent jurisdiction and assessments of significant damages, including punitive damages, such decisions could, individually or in the aggregate, materially adversely effect the Company's results of operations.


Potentially Responsible Parties (PRP) Actions
Lisle, Illinois:


         As reported in previous filings, the Company's second tier subsidiary, Met-Coil Systems Corporation, has submitted to the USEPA a Work Plan for remediation of soil containing TCE at its manufacturing facility in Lisle, Illinois. The Company expects final approval of the Work Plan in the near future. The Company established a $2 million remediation reserve in relation to this matter at December 31, 2001 and added $2 million to this reserve on June 30, 2002. Depending upon the final form of the Work Plan the effectiveness of the remediation technologies utilized, the specific bids received in relation to the estimated work required, and other factors impacting the efficiency of the remediation effort, this reserve may need to be increased in the future. As of June 30, 2002, the Company has incurred specific costs in 2002 further against this remediation reserve of approximately $534,000.


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

         Manufacturing Activity-- The Company's Metal Forming segment, as a manufacturer of capital goods used in other manufacturing processes, is subject to significant cyclicality. The Company's Metal Forming segment provides equipment used to hold, uncoil, straighten, form, bend and otherwise handle metal used in manufacturing operations; all activities likely to be adversely effected in recessionary periods. The level of manufacturing activity in the automotive, steel processing, metal furniture, and stamping industries, is particularly relevant to this segment since its products are typically purchased to upgrade or expand existing equipment or facilities. Expectations of future business activity are also particularly relevant. Activity in this segment was significantly effected by the events of September 11, 2001.

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

         Trade Policy--Tariffs imposed recently by the Bush administration on imports of certain steel products have adversely affected the Company's prime costs and margins. Management is unable to ascertain at this time what proportion of these cost increases can be recovered in the market place for its products. The imposition of tariffs has also affected the supply of certain steel products producing shortages of some items. To date this issue has not effected the Company but could in the future.

         Interest Rate Sensitivity--The Company's borrowings are largely Libor or Prime Rate based. The Company believes that a 100 basis-point increase in its cost of funds would not have a material affect on the Company's financial statements taken as a whole.

         Commercial Liability Insurance--The events of September 11, 2001 have impacted the cost and availability of commercial liability insurance (including products liability insurance) significantly. As a result, the Company, beginning on October 1, 2001 as previously disclosed, began absorbing a higher level of insurance risk. Additional disruptions in the insurance market place, as would be expected in the event of additional terrorism related claims, or for other reasons, could reasonably be expected to significantly affect the cost and availability of commercial insurance in the future.

Investments

         In March of 2002, the Company made an offer proposing to make available to CareCentric, Inc. (CareCentric) approximately $1.1 million of short-term financing to assist CareCentric with its near term working capital needs. Coincident with Mestek's offer, John E. Reed, the Company's Chairman and CEO, made an offer proposing to make available to CareCentric approximately $900,000 of short-term financing as well. In connection with these offers the Company transferred to John E. Reed, effective March 29, 2002, certain of its voting and other rights associated with the Series B Preferred Stock of CareCentric held by the Company. As a result of this transfer, the Company no longer has significant influence over CareCentric and, accordingly, has discontinued accounting for this investment under the Equity Method of Accounting subsequent to March 29, 2002.

         Pursuant to the offer made by the Company in March, on July 1, 2002, the Company exchanged certain investments in CareCentric, Inc. (CareCentric) for certain other securities pursuant to a Re-capitalization and Refinancing Transaction (the Transaction) approved by the shareholders of CareCentric on June 6, 2002 and the Board of Directors of Mestek on April 15, 2002. As a result of the Transaction, the Company surrendered certain notes receivable and other advances totaling $3,150,059 plus 850,000 shares of CareCentric Series C Preferred Stock carrying 170,000 votes on all matters to be voted upon by the shareholder of the Company. Except for cash advances made in the second quarter of 2002 totaling $963,000, and $129,000 advanced on July 1, 2002, the above assets were carried on the Company's balance sheet as of June 30, 2002 at a zero valuation reflecting the effect of cumulative equity method losses. The Company will continue to monitor this advance for collectibility. The Company also surrendered warrants on 104,712 shares of CareCentric common stock and options to purchase up to 159,573 shares of CareCentric common stock and agreed to extend for one year, until June 30, 2003, its guarantee of CareCentric's $6 million Wainwright Bank credit facility. In return the Company received on July 1, 2002, a $4 million secured convertible term note from CareCentric bearing interest at 6.25%, subordinated to the $3.555 million note received on July 1, 2002 by John E. Reed and described in greater detail below, as well as CareCentric's primary bank debt, and maturing on July 1, 2007. The conversion feature reflects an exercise price of $1 per share of CareCentric common. In addition, the 5,600,000 shares of CareCentric Series B Preferred Stock held by the Company, and carried at a zero valuation as of June 30, 2002, were made convertible into CareCentric common shares at approximately 1.072 shares of common per share of Series B Preferred. Also, warrants held by the Company on 890,396 CareCentric common shares were extended until June 15, 2004 and re-priced at $1.00 per share.


         Pursuant to the offer made by John E. Reed in March of 2002, on July 1, 2002, John E. Reed exchanged certain investments in CareCentric, Inc. for certain other securities pursuant to the Re-capitalization and Refinancing Transaction (the Transaction) described above. As a result of the transaction, John E. Reed surrendered certain notes receivable and other advances totaling approximately $3.555 million and received in return a $3.555 million secured convertible note maturing on July 1, 2007 and bearing interest at 6.25%. The conversion feature reflects an exercise price of $1 per share of CareCentric common. In addition, 398,406 shares of CareCentric's Series D Preferred Stock held by Mr. Reed were made convertible into CareCentric common at an exchange rate of 2.51 shares of common stock per share of Series D Preferred Stock.

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

   Wroble v. The Lockformer Company - Case No. 02 C 4922 (U.S.D.C., N.D. Ill.) Filed July 15, 2002
   Principal Defendants: The Lockformer Company, division of Met-Coil systems
        Corporation, Mestek, Inc. and Honeywell
   International, Inc.

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

Item 5 -

Our chief executive officer and chief financial officer have furnished to the SEC the certification with respect to this Report that is required by Section 906 of the Sarbanes-Oxley Act of 2002. A copy of the certifications filed are attached as Exhibit 99.1.

Item 6 - Exhibits and Reports on Form 8-K

(a) Statement of Computation of Per Share Earnings ... Page 31


Item 7 - Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 28, 2002. Certain matters voted upon at the meeting and the votes cast with respect to such matter are as follows:

Election of Directors

                                               Votes                     Votes
                                             Received                  Withheld

  William J. Coad                           7,344,851                    34,325
  Winston R. Hindle, Jr.                    7,344,851                    34,325
  David W. Hunter                           7,344,692                    34,484
  David M. Kelly                            7,344,851                    34,325
  George F. King                            7,344,602                    34,574
  John E. Reed                              7,344,851                    34,325
  Stewart B. Reed                           7,344,851                    34,325

Ratification of appointment of independent auditors for 2002

The shareholders voted to affirm the appointment of Grant Thornton LLP as independent auditors for the Company for the fiscal year ending December 31, 2002.

                                                                 Broker
             For            Against           Abstain          Non-Votes

         7,360,867          15,155              3,254                 0

                                  MESTEK, INC.

              SCHEDULE OF COMPUTATION OF EARNINGS PER COMMON SHARE


                                            Three Months Ended  Six Months Ended
                                                  June 30,         June 30,
                                               2002     2001    2002     2001
                                               ----     ----    ----     ----
                                                     (Dollars in thousands,
                                               except earnings per common share)

(Loss) Income from Continuing
Operations                                    (4,372)   2,626   (2,762)   4,724
Income from Discontinued Operations            ---       ---      ---     9,090
                                             --------  ------  --------  -------
Net (Loss) Income                            ($4,372)  $2,626  ($2,762) $13,814

Basic (Loss) Earnings Per Common Share
Continuing Operations                         ($0.50)   $0.30   ($0.32)   $0.54
Discontinued Operations                         ---      ---      ---      1.04
                                              -------   -----   -------   -----
Net (Loss) Income                             ($0.50)   $0.30   ($0.32)   $1.58
                                              =======   =====   =======   =====

Basic Weighted Average Shares Outstanding      8,722    8,722    8,722    8,726
                                               =====    =====    =====    =====

Diluted (Loss) Earnings Per Common Share
Continuing Operations                         ($0.50)   $0.30   ($0.32)   $0.54
Discontinued Operations                         ---      ---       ---     1.04
                                              -------   -----   -------   -----
Net (Loss) Income                             ($0.50)   $0.30   ($0.32)   $1.58
                                              =======   =====   =======   =====

Diluted Weighted Average Shares Outstanding    8,759    8,752    8,763    8,751
                                               =====    =====    =====    =====




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MESTEK, INC.
                                    ------------
                                    (Registrant)


Date: August 14, 2002          By: /S/ Stephen M. Shea
                               ------------------------------------------------
                               Stephen M. Shea, Senior Vice President - Finance
                               and CFO (Chief Financial Officer)