Form 10-Q
period 2002-09-30
MESTEK INC
filed 2002-11-15
CIK 65195

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarter ended: September 30, 2002


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


The number of shares of Common Stock outstanding as of November 2, 2002 was 8,721,603.

                                  MESTEK, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

                                      INDEX

                                                                       Page No.
PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements
     Condensed consolidated balance sheets at September 30, 2002
         and December 31, 2001                                             3-4

     Condensed consolidated statements of operations for the
         three months ended September 30, 2002 and 2001 and
         the nine months ended September 30, 2002 and 2001                   5

     Condensed consolidated statements of cash flows for the nine
         months ended September 30, 2002 and 2001                            6

     Condensed consolidated statement of changes in shareholders' equity
         for the period from January 1, 2001 through September 30, 2002      7

     Notes to the condensed consolidated financial statements             8-22

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       23-30

Item 3 - Market Risk
     Quantiutive and Qualitative Disclosures                             30-33

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                               33-34

Item 5 - Other Information
     Controls and Procedures                                             34-35

Item 6 - Exhibits and Reports on Form 8-K                                   35

Statement of Computation of Per share Earnings                              36

SIGNATURE                                                                   36

In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements


                                  MESTEK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                       Sept. 30,       Dec. 31,
                                                        2002            2001 *
                                                        ----            ----

                                                        (Dollars in thousands)
                                                      (Unaudited)     (Audited)
ASSETS
Current Assets
     Cash                                              $ 3,963         $ 2,315
     Accounts Receivable - less allowances of
         $5,110 and $4,239 respectively                 55,674          57,944
     Inventories                                        57,618          64,588
     Other Current Assets                               13,331          10,740
                                                      ---------       ---------

         Total Current Assets                          130,586         135,587

Property and Equipment - net                            57,879          58,334
Other Assets and Deferred Charges - net                 11,332           8,158
Excess of Cost over Net Assets of Acquired Companies    26,081          57,432
                                                      ---------       ---------

         Total Assets                                 $225,878        $259,511
                                                      =========       =========



See the Notes to Condensed Consolidated Financial Statements
     (Continued on next page)


*  (as restated--see Note 6)

                                  MESTEK, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                                   (Unaudited)



                                                      Sept. 30,        Dec. 31,
                                                        2002            2001  *
                                                        ----            ----
                                                       (Dollars in thousands)
                                                     (Unaudited)      (Audited)


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Current Portion of Long-Term Debt                $ 20,446        $ 30,002
     Accounts Payable                                   15,544          17,687
     Accrued Compensation                                6,269           6,904
     Accrued Commissions                                 2,047           2,307
     Reserves for Equity Investment Losses               6,000           6,000
     Customer Deposits                                   6,790           5,177
     Other Accrued Liabilities                          24,963          21,532
                                                      ---------       ---------

         Total Current Liabilities                      82,059          89,609

Long-Term Debt                                           5,006             180
Other Liabilities                                            6              14
                                                      ---------       ---------

         Total Liabilities                              87,071          89,803
                                                      ---------       ---------

Minority Interests                                       1,097           1,085
                                                      ---------       ---------

Shareholders' Equity
     Common Stock - no par, stated value $0.05

         per share, 9,610,135 shares issued                479             479
     Paid in Capital                                    15,434          15,434
     Retained Earnings                                 133,771         164,201
     Treasury Shares, at cost (888,532 common shares)  (10,101)        (10,101)
     Other Comprehensive Loss                           (1,873)         (1,390)
                                                      ---------       ---------

         Total Shareholders' Equity                    137,710         168,623
                                                      ---------       ---------

         Total Liabilities and Shareholders' Equity   $225,878        $259,511
                                                      =========       =========


See the Notes to Condensed Consolidated Financial Statements.


*  (as restated--see Note 6)

                                  MESTEK, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                          Three Months Ended                 Nine Months Ended
                                                             September 30,                    September 30,
                                                        2002             2001  *          2002  *           2001  *
                                                      --------         -------          -------           -------
                                                          (Dollars in thousands, except earnings per common share)

Net Sales                                               95,305           104,353          274,996           295,226

Cost of Goods Sold                                      67,427            77,170          195,546           216,360
                                                        ------            ------          -------           -------

     Gross Profit                                       27,878            27,183           79,450            78,866

Selling Expense                                         13,361            13,343           40,145            39,965
General and Administrative Expense                       5,688             5,514           16,858            15,204
Engineering Expense                                      4,023             3,558           11,447            10,028
Environmental Charges                                    1,548             ---             11,021            ---
Restructuring Charges                                  ---              ---                ---                 774
                                               --------------   --------------      -------------      ------------

     Operating Profit (Loss)                             3,258             4,768             (21)            12,895


Gain on Sale of Fixed Assets                                59               ---               59            ---

Interest Income (Expense)                                   69             (241)            (425)             (598)
Other Income (Expense) - net                              (60)              42              (458)             (277)
                                                    ----------      ----------     --------------       -----------
(Loss) Income from Continuing
     Operations Before Income Taxes                      3,326             4,569            (845)            12,020

Income Taxes                                             1,442             1,819              251             4,752
                                                     ---------         ---------         --------        ----------


Income (Loss) from Continuing Operations Before
     Cumulative  Effect of a Change in Accounting Principle:    1,884      2,750          (1,096)             7,268
                                                            ---------  ---------     ------------        ----------


Discontinued Operations:

     Gain on Sale of Discontinued Operations             ---              ---               ---              16,572
     Applicable Income Tax Expense                    ---              ---               ---                  7,482
                                                 -----------      -----------      ------------          ----------
     Net Gain on Sale of Discontinued Operations      ---              ---               ---                  9,090
                                                 -----------      -----------      ------------          ----------

Income (Loss) Before Cumulative
     Effect of a Change in Accounting Principle:         1,884             2,750          (1,096)            16,358
                                                     ---------         ---------     ------------       -----------


Cumulative Effect of a Change in Accounting Principle:

     Gross Impairment (Expense)                          ---              ---            (31,633)            ---
     Tax Benefit                                      ---              ---                  2,299            ---
                                                 -----------      -----------          ----------       -----------
     Net Impairment (Expense)                         ---              ---               (29,334)            ---
                                                 -----------      -----------            --------    --------------

Net Income (Loss)                                    $   1,884         $   2,750     ($   30,430)         $  16,358
                                                     =========         =========     ============         =========

Basic Earnings (Loss) Per Common Share:

     Continuing Operations                         $      0.22       $      0.32     ($     0.13)       $      0.83
     Discontinued Operations                             ---              ---               ---        $       1.04
     Cumulative Effect Of A Change In Accounting Principle     ---         ---       ($     3.36)            ---
                                                          ------------------------   ------------       -----------
     Net Income (Loss)                             $      0.22       $      0.32      ($    3.49)       $      1.87
                                                   ===========       ===========      ===========       ===========


Basic Weighted Average Shares Outstanding                8,722             8,722            8,722             8,725
                                                    ==========        ==========       ==========        ==========

Diluted Earnings (Loss) Per Common Share:
     Continuing Operations                         $      0.22       $      0.31     ($     0.13)       $      0.83
     Discontinued Operations                             ---              ---          ---              $      1.04
     Cumulative Effect Of A Change In Accounting Principle     ---         ---       ($     3.35)            ---
                                                          ------------------------   ------------       -----------
     Net Income (Loss)                             $      0.22       $      0.31      ($    3.48)       $      1.87
                                                   ===========       ===========      ===========       ===========

Diluted Weighted Average Shares Outstanding              8,745             8,760            8,756             8,754
                                                    ==========        ==========       ==========        ==========


See the Notes to Condensed Consolidated Financial Statements.

*  (as restated - See Note 6)

                                  MESTEK, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                            Nine Months Ended
                                                              September 30,
                                                            2002         2001 *
                                                            ----         ----
                                                        (Dollars in thousands)

Cash Flows from Operating Activities:



  Net (Loss) Income                                       ($30,430)    $16,358
  Adjustments to Reconcile Net (Loss) Income to
    Net Cash Provided by Operating Activities:
  Cumulative Effect of Change in Accounting Principles      29,334        ---
  Depreciation and Amortization                              7,818       7,456
  Provision for Losses on Accounts Receivable,
     net of write-offs                                         871       1,138
  Changes in Assets and Liabilities                          4,087      (9,409)
                                                          ---------   ---------


Net Cash Provided by Operating Activities                   11,680      15,543
                                                          ---------    --------

Cash Flows from Investing Activities:
  Capital Expenditures                                      (5,388)     (1,506)
  Net Book Value of National Northeast
  Assets and Liabilities disposed of                          ---       31,438
  Acquisition of Businesses (net of cash acquired)            ---      (12,100)
                                                          ---------    --------

Net Cash (Used in) Provided by Investing Activities         (5,388)     17,832
                                                          ---------    ---------

Cash Flows from Financing Activities:

  Net Repayments Under Line of Credit Agreement             (9,571)    (30,660)
  Issuance of Long Term Debt                                 5,512        ---
  Principal Payments Under Long Term Debt Obligations         (672)        (60)
  Repurchase of Common Stock                                  ---         (368)
  Increase (Decrease) in Minority Interests                     11      (1,649)
                                                          ---------    --------


Net Cash Used In Financing Activities                       (4,720)    (32,737)
                                                          ---------    --------


Cumulative Translation Adjustments                              76         (95)
                                                          ---------    --------

Net Increase (Decrease) in Cash and Cash Equivalents         1,648         543
Cash and Cash Equivalents - Beginning of Period              2,315       2,417
                                                          ---------    --------


Cash and Cash Equivalents - End of Period                  $ 3,963     $ 2,960
                                                          ---------    ---------

See the Notes to Condensed Consolidated Financial Statements.

*  (as restated--see Note 6)

                                  MESTEK, INC.
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)


                             For the period January 1, 2001 through September 30, 2002



                                                  Additional                                 Other
                                        Common      Paid In      Retained     Treasury   Comprehensive
                                        Stock       Capital      Earnings *   Shares         Income        Total


Balance - January 1, 2001               $479        $15,434      $157,887     ($9,733)       ($1,195)       $162,872
Net Income                                                          6,314                                      6,314
Common Stock Repurchased                                                         (368)                          (368)
Cumulative Translation Adjustment                                                               (195)           (195)
                                        ----        -------      --------     ----------     --------       ---------
Balance - December 31, 2001              479         15,434       164,201     (10,101)        (1,390)        168,623
Net Loss                                                          (30,430)                                   (30,430)
Additional Minimum Liability--

  Defined Benefit Plan - Net of Tax                                                             (559)           (559)
Cumulative Translation Adjustment                                                                 76              76
                                        ----        -------      --------     ----------     --------       ---------


Balance - September 30, 2002            $479        $15,434      $133,771     ($ 10,101)     ($1,873)       $137,710
                                        ====        =======      ========     ==========     ========       =========


See the Notes to the Condensed Consolidated Financial Statements.


*  (as restated see Note 6)

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

Earnings per Common Share

         Basic earnings per share have been computed using the weighted average number of common shares outstanding. Common stock options of the Company are considered in the computation of diluted earnings per share.

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

Income Taxes

         Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Cash paid for income taxes was $2,539,000 and $6,706,000 during the nine-month period ended September 30, 2002 and 2001, respectively.


Other  Comprehensive (Loss) Income

         For the nine-month periods ended September 30, 2002 and 2001, respectively, the components of other comprehensive (loss) income consisted of foreign currency translation adjustments of $76,000 and ($95,000), respectively, and a charge in the 2002 period of $559,000 related to an additional minimum liability from a defined benefit pension plan, as more fully explained in Note
11. Comprehensive income (loss) was $1,263,000 and $2,697,000 for the three months ended September 30, 2002 and 2001, respectively, and ($30,913,000) and $16,263,000 for the nine month periods ended September 30, 2002 and 2001, respectively.


Reclassification

         Reclassifications are made periodically to previously issued financial statements to conform to the current year presentation.

Adoption of SFAS 141, SFAS 142 and SFAS 144

         The Financial Accounting Standards Board (FASB) issued FAS 141, Business Combinations and FAS 142, Goodwill and Intangible Assets in 2001. FAS 141 was effective for all business combinations completed after June 30, 2001. FAS 142 was effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement applied also to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of FAS
142. Major provisions of these Statements and their effective dates for the Company are as follows: (i) all business combinations initiated after June 30, 2001 must use the purchase method of accounting (the pooling of interest method of accounting is prohibited except for transactions initiated before July 1,
2001), (ii) intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability, (iii) goodwill and intangible assets with indefinite lives acquired after June 30, 2001, will not be amortized, (iv) effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives are no longer subject to amortization, (v) effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator and (vi) all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

         Accordingly, the Company ceased recording amortization of goodwill and intangible assets with indefinite lives effective January 1, 2002. In addition, the Company completed the first step of the transitional goodwill impairment test during the three months ended June 30, 2002 based on the amount of goodwill as of the beginning of fiscal year 2002, as required by SFAS No. 142. The Company performed a valuation to determine the fair value of each of the reporting units. Based on the results of the first step of the transitional goodwill impairment test, the Company determined that goodwill impairment existed as of January 1, 2002, in the Company's Metal Forming segment, which the Company determined constituted a "reporting unit" under FAS 142.


         The Company's analysis under Step Two of FAS 142 indicated that the Metal Forming segment's goodwill was impaired as of January 1, 2002 in the amount of $31,633,000 as reflected in the accompanying Statement of Operations for the nine months ended September 30, 2002. The effect of the impairment is treated in the accompanying financial statements as relating to the three-month period ending March 31, 2002. The related tax benefit, $2,299,000, is substantially lower than what would be expected on the basis of statutory rates due to the fact that the majority of the goodwill impaired has a zero basis for tax purposes as a result of having been acquired in stock rather than asset purchase transactions. See Note 7.


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


Note 2 - Inventories

Inventories consisted of the following at:
                                              September 30,       December 31,
                                                   2002              2001
                                                   ----              ----

Finished Goods                                   $19,288            $18,664
Work-in-progress                                  16,477             17,910
Raw materials                                     28,614             34,790
                                                ---------          ---------

                                                  64,379             71,364
  Less provision for LIFO method of valuation     (6,761)            (6,776)
                                                ---------          ---------

                                                 $57,618            $64,588
                                                =========          =========

Note 3 - Property and Equipment

                                              September 30,       December 31,
                                                   2002              2001
                                                   ----              ----

Land                                              $4,115             $4,437
Building                                          26,459             27,044
Leasehold Improvements                             4,860              4,843
Equipment                                         96,562             90,285
                                                ---------           --------

                                                 131,996            126,609
Accumulated Depreciation                         (74,117)           (68,275)
                                                ---------          ---------


                                                 $57,879            $58,334
                                                =========          =========



Note 4 - Long-Term Debt

                                              September 30,       December 31,
                                                   2002              2001
                                                   ----              ----

Revolving Loan Agreement                         $14,439            $23,510
Note Payable                                       5,500              6,000
Industrial Development Bond                        5,333               ---
Other Bonds and Notes Payable                        180                672
                                                ---------          ---------

                                                  25,452             30,182
Less Current Maturities                          (20,446)           (30,002)
                                                ---------          ---------

                                                  $5,006               $180
                                                =========          =========

        Revolving Loan Agreement - The Company has a long-standing relationship with Fleet Bank (the Bank) with whom it has a Revolving Loan Agreement and Letter of Credit Facility (the Agreement). The Agreement has been amended and extended through April 30, 2004. The Agreement as amended provides $50 million of unsecured revolving credit including $10 million of standby letter of credit capacity. Borrowings under the Agreement bear interest at a floating rate based on the bank's prime rate less one and three quarters percent (1.75%) or, at the discretion of the borrower, LIBOR plus a quoted market factor or, alternatively, in lieu of the prime based rate, a rate based on the overnight Federal Funds Rate. The Revolving Loan Agreement contains financial covenants, which require that the Company maintain ratios, relating to interest coverage and leverage. This Agreement also contains restrictions regarding the creation of indebtedness, the occurrence of mergers or consolidations, the sale of subsidiary stock and the payment of dividends in excess of 50 percent (50%) of net income. The Company has outstanding at September 30, 2002, $11,922,682 in standby letters of credit issued principally in connection with its commercial insurance programs and certain subsidiary guarantees.


         Notes Payable - The Company has an unsecured uncommitted Demand Loan Facility with a second commercial bank, JPMorgan Chase Bank, which expires on June 30, 2003 under which the Company can borrow up to $25,000,000 on a LIBOR basis. On August 16, 2002, the Company paid off the $6,000,000 outstanding balance. No balance was outstanding under the Demand Loan Facility as of September 30, 2002. The Company's subsidiary, Met-Coil Systems Corporation, borrowed $5.5 million from a third commercial bank, MB Financial Corp, on July 26, 2002 in connection with the settlement of an environmental litigation matter, as more fully described in Note 8. Fleet Bank has provided a letter of credit in support of this loan. The note bears interest at Prime minus one-half percent, matures on July 26, 2003.


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

         The fair value of the Company's long-term debt is estimated based on the current interest rates offered to the Company for debt of the same remaining maturities. Management believes the carrying value of debt and the contractual values of the outstanding letters of credit approximate their fair values as of September 30, 2002.

         Cash paid for interest was $510,000 and $2,330,000 during the nine months ended September 30, 2002 and 2001, respectively.


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

         The Company's HVAC segment manufactures and sells a wide variety of residential, commercial and industrial heating, cooling, and air distribution products to independent wholesale supply warehouses, to mechanical, sheet metal and other contractors, and in some cases to other HVAC manufacturers under brand name contracts. The products include finned tube and baseboard radiation equipment, gas fired heating and ventilating equipment, air damper equipment and related air distribution products and commercial and residential boilers. The products are marketed under a number of franchise names including Sterling, Beacon Morris, Smith, Hydrotherm, RBI, Vulcan, Applied Air, Wing, AWV, ABI, Arrow, CESCO, Louvers & Dampers, Airtherm, Koldwave, Anemostat, Omega Flex, King National, King and Spacepak.


         The Company's Metal Forming Segment designs, manufactures and sells a variety of metal forming equipment and related machinery, equipment, accessories, options, service and repair parts under names such as Cooper-Weymouth, Peterson, Coilmate/Dickerman and Rowe (manufactured at the Formtek Maine division); Dahlstrom, B & K, Yoder, Krasny/Kaplan and Mentor AGVS (manufactured at the Formtek Cleveland subsidiary); Lockformer and Iowa Precision (the divisions of the Met-Coil Systems division); and , Hill Engineering, Hill Tool & Die and Hill Tube & Pipe (the divisions of the Hill Engineering subsidiary). The products are sold directly and through independent dealers to end-users and to original equipment manufacturers. The products include roll forming systems, including roll tooling, destacking, pre- and post-cut presses and dies, flying dies, saws and cut-off systems, rotary punching and shearing, quad and wing bending and a broad range of rollformers as systems and stand alone devices; metal process systems, including multi-blanking and cut-to-length lines; press feeding and coil handling systems, including turnstiles, coil cradles, coil reels, pallet decoilers, rewind devices, coil straighteners, electronic roll feeds and related accessories; sheet metal forming equipment for the HVAC industry, including duct forming systems, plasma and water jet cutting equipment, duct accessory forming equipment, pipe cutting machines, and duct tools; progressive, lamination dies and die service and maintenance for the commercial and automotive gasket industry; products for the tube and pipe industry including tube and welded shape mills and systems, square wave welders, tube cut-offs, including the duo-cut system, tube punching and forming systems, pipe mill cage forming systems for APT pipe, and tube and pipe handling, bundling and finishing systems; and other material handling and moving equipment including coil and sheet lifting devices and automated laser-guided vehicle systems.


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

Three Months ended
-------------------
September 30, 2002:
-------------------
(in thousands)
                                                    Metal       All
                                        HVAC       Forming     Other     Totals
Revenues from  External  Customers    $79,667      $15,533     $105     $95,305
Segment Operating Profit (Loss)        $6,129      ($2,745)*  ($126)     $3,258

* includes $1,548,000 in environmental litigation and remediation costs as more fully explained in Note 8.



Three Months ended
September 30, 2001:
(in thousands)
                                                    Metal       All
                                        HVAC       Forming     Other     Totals

Revenues from External Customers      $83,062      $21,160     $131     $104,353
Segment Operating Profit (Loss)        $6,519      ($1,424)   ($327)      $4,768

Operating profit figures for the three months ended September 30, 2001 have been restated for purposes of comparability to give effect to subsidiary stock options, as more fully explained in Note 6.


Note 6 - Stock Option Plans

         On March 20, 1996 the Company adopted a stock option plan, the Mestek, Inc. 1996 Stock Option Plan, (the Plan), which provides for the granting of incentive and non-qualified stock options of up to 500,000 shares of stock to certain employees of the Company and other persons, including directors, for the purchase of the Company's common stock at fair market value at the date of grant. The Plan was approved by the Company's shareholders on May 22, 1996. Options granted under the plan vest over a five-year period and expire at the end of ten years. Options totaling 200,000 shares have been granted under the Plan, none of which have been exercised at September 30, 2002. No options were granted in the third quarter of 2002.


         Effective July 1, 1996, the Company's subsidiary, Omega Flex, Inc. (Omega) adopted a stock option plan (Plan) which provides for the granting of both Incentive and Non-Qualified Stock Options (as those terms are defined in the Internal Revenue Code) of up to 200 shares of stock to certain employees of Omega for the purchase of Omega's common stock at fair market value as of the date of grant. The Plan was approved as of July 1, 1996 by John E. Reed, representing Mestek, the sole shareholder of Omega, pursuant to authority vested in him by vote of the Board of Directors of Mestek dated May 22, 1996. Options to purchase an aggregate of 140 shares of the common stock of Omega, representing a 14% equity share were granted, to two Omega executives effective July 1, 1996. The options vest over a five-year period commencing May 1, 1999 and ending on May 1, 2003 and expire on July 1, 2006. None of the options granted have been exercised. Through a separate agreement, the option holders currently have a put right after exercise which allows them to sell their option shares to Omega at a figure based upon book value and Omega currently has a corresponding call option at afigure based upon book value. In accordance with APB 25 the Company has reflected pre-tax charges to earnings in the current three-month and nine-month periods of $120,000 and $359,000, respectively, for the compensation value of the options granted. In addition, the Company has restated, for purposes of comparability, the 2001 three-month and nine-month Income Statements included herein to reflect pre-tax charges of $111,000 and $333,000, respectively, for the compensation value in those periods of the options granted. The consolidated Balance Sheet at December 31, 2001 as presented herein has also been restated to give cumulative effect to the compensation value of the options granted in 1996, increasing Accrued Compensation by $1,319,000, reducing Other Accrued Liabilities by $97,000, and reducing Retained Earnings by $1,222,000. As the effect on previously filed financial statements was not material, the Company has not amended previous filings.



Note 7 - Goodwill and Other Intangible Assets - Adoption of FAS 142


         As explained more fully in Note 1, the Company ceased amortization of goodwill and intangible assets with indefinite lives effective January 1, 2002. The following table presents net income on a comparable basis by adding back goodwill amortization, which had primarily been recorded as a cost of sale item, (to get Adjusted Net Income) and then adding back the Cumulative Effect of a Change in Accounting Principle and subtracting a prior period non-recurring gain, (to derive Comparable Net Income), for both periods.


                                            For the Three Months Ended     For the Nine Months Ended
                                                 September 30                      September 30
                                               2002         2001                2002           2001
                                               ----         ----                ----           ----
                                           (dollars in thousands, except for earnings per share amounts)


Reported Net Income (Loss)                     $1,884       $2,750            ($30,430)       $16,358
Add back:  Goodwill Amortization                 ---           324                ---           1,002
                                              --------     --------           ---------       --------
Adjusted Net Income                             1,884        3,074             (30,430)        17,360
Cumulative Effect of a Change
         in Accounting Principle:                ---          ---               29,334           ---
Prior Period Non-Recurring Gain:
     Sale of National Northeast                  ---          ---                 ---          (9,090)
                                              --------     --------           ---------        -------
Comparable Net Income                          $1,884       $3,074             ($1,096)        $8,270
                                              ========     ========           =========        =======

Basic Earning (Loss) per Share                  $0.22        $0.32              ($3.49)         $1.87
Add back:  Goodwill Amortization                 ---          0.03                ---            0.12
                                              --------     --------           ---------        -------
Adjusted Net Income (Loss)                      $0.22        $0.35              ($3.49)         $1.99
Cumulative Effect of a Change
         in Accounting Principle:                ---          ---                 3.36           ---
Prior Period Non-Recurring Gain:
     Sale of National Northeast                  ---          ---                 ---           (1.04)
                                              --------     --------           ---------        -------
Comparable Net Income                           $0.22        $0.35              ($0.13)         $0.95
                                              ========     ========           =========        =======

Diluted Earning (Loss) per Share                $0.22        $0.31              ($3.48)         $1.87
Add back:  Goodwill Amortization                 ---          0.03                ---            0.11
                                              --------     --------           ---------        -------
Adjusted Net Income (Loss)                      $0.22        $0.34              ($3.48)         $1.98
Cumulative Effect of a Change
         in Accounting Principle:                ---          ---                 3.35           ---
Prior Period Non-Recurring Gain:
     Sale of National Northeast                  ---          ---                 ---           (1.04)
                                              --------     --------           ---------        -------
Comparable Net Income                           $0.22        $0.34              ($0.13)         $0.94
                                              ========     ========           =========        =======


Accumulated amortization of goodwill and other intangibles was $39,914,000 and $8,098,000 at September 30, 2002 and December 31, 2001, respectively.


Note 8 - Commitments & Contingencies

         The Company is obligated as guarantor with respect to the debt of MacKeeber Associates Limited Partnership, a Connecticut Limited Partnership, a related party, under an Industrial Development Bond issued in 1984 by the Connecticut Development Authority. The balance outstanding under the bond as of September 30, 2002 was $298,000.

         The Company is obligated as a guarantor with respect to certain debt of CareCentric, Inc. (formerly Simione Central Holdings, Inc. - see Note 9) to CareCentric's primary commercial bank, Wainwright Bank & Trust Company, in the amount of $6 million. The $6 million Wainwright credit line is secured by substantially all of CareCentric's assets. The balance outstanding under CareCentric's credit line with Wainwright Bank & Trust Company as of September 30, 2002 was $5,125,000, a reduction of $447,000 since December 31, 2001. Under the Equity Method of Accounting, in December 2001, the Company accrued this guarantee of $6 million as a reserve for Equity Investment Losses.

         As previously disclosed, the Company is subject to several legal actions and proceedings in which various monetary claims are asserted. The Company is currently named as a defendant in approximately 20 lawsuits alleging that the plaintiffs suffered personal injury as a result of exposure to asbestos. In these lawsuits, the allegations against the Company are generally that it is liable as a "successor in interest" to another party whose products or workplace allegedly contained the asbestos to which the plaintiffs claim exposure. Based upon a thorough examination of the relationship between the Company and any alleged predecessor, and of the current state of the applicable law, management and outside counsel retained to defend these cases strongly believe that the Company has no liability with respect to such claims. The Company has obtained dismissal in approximately 30 such cases over the past ten years, and in no case has the Company been ordered to pay damages. To date, the total costs of defending the approximately 50 current and previously dismissed cases have been less than $200,000.


Claims Alleging Releases of Hazardous Materials


         The Lockformer Company ("Lockformer"), a division of the Company's second tier subsidiary, Met-Coil Systems Corporation ("Met-Coil"), announced on May 22, 2002, that it had reached a settlement with members of the Class of plaintiffs in a suit filed in the United States District Court for the Northern District of Illinois entitled LeClercq, et al. vs. The Lockformer Company, et al. The case involved property damages asserted on behalf of a group of approximately 187 homeowners within the Class area, due to the presence of trichloroethylene (TCE) contamination in the immediate vicinity of Lockformer's manufacturing facility in Lisle, Illinois. Without admitting liability, Lockformer agreed to pay Class members approximately $10 million to resolve the matter. The settlement incorporates the terms of a previously announced Interim Agreed Order between Lockformer and the Attorney General for the State of Illinois under which Lockformer agreed to pay for the costs of hookup to a public water supply for each of the homes of Class members who have, or otherwise would have, incurred such costs. As disclosed previously, the Company accrued a $1.3 million liability as of March 31, 2002 in respect of this portion of the settlement, and an offsetting insurance recovery receivable of this same amount. The balance of the settlement was reflected in results of operations for the three months ended June 30, 2002. Met-Coil is pursuing an action in the United States District Court for contribution from 11 other known industrial users of TCE in the vicinity, whose disposal practices may have contributed to the contamination experienced by some or all of the members of the plaintiff Class.

         Met-Coil has settled its insurance coverage issues with a number of its historic insurers as to the above claims. Met-Coil is pursuing insurance coverage litigation against several other carriers to recoup additional un-reimbursed defense costs and settlement amounts incurred in LeClercq. At least three carriers remain as potentially having liability for defense or indemnification costs, one of whom has agreed, under reservation of rights, to reimburse Met-Coil for a portion of the defense costs of the LeClercq action and also the Mejdrech action described below. However, these insurers continue to contest their liability, and the outcome of the coverage litigation remains uncertain at this time.


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

         The Illinois Attorney General, in an action disclosed previously brought on behalf of the State, the Illinois Environmental Protection Agency and other governmental agencies, is seeking to have Met-Coil pay for the cost of connecting approximately 175 households in the Mejdrech class area to public water supplies as well as pay for the State's response and investigatory costs in this action. Met-Coil is in negotiations with the Illinois Attorney General on this matter. There is insufficient information available to management at this time to provide an opinion as to the outcome of these discussions.

         In another action, owners of eight homes not included in the LeClerq or Mejdrech actions have filed suit against Met-Coil, alleging property damage and nuisance by reason of alleged contamination of their properties and drinking water wells.

         In six separate actions, ten individual plaintiffs have filed suits against the Company and its subsidiary alleging in each case personal injury and/or fear of future illness (and, in one case, wrongful death) related to the release of TCE into drinking water.

         Met-Coil is pursuing insurance coverage for all of these property damage and personal injury actions from certain of its historic insurers through a declaratory judgment action pending in Illinois state court. At least one carrier has agreed to provide reimbursement of certain defense costs relating to the personal injury actions. The Company also anticipates partial reimbursement for some of the defense costs relating to the remaining property damage cases.

         The Company and its subsidiary believe they have valid defenses to the above claims and are contesting them vigorously. In any of the above pending actions, if the plaintiffs were to obtain a verdict of liability from a court of competent jurisdiction and assessments of significant damages, including punitive damages, such decisions could, individually or in the aggregate, materially adversely affect the financial position of Met-Coil and, potentially, the financial position of the Company as a whole.


         As explained in Note 4, Met-Coil borrowed $5.5 million from a commercial bank to partially fund the $10 million settlement described above. Met-Coil is presently pursing additional bank financing to fund the remediation efforts required at its Lisle, Illinois site as described further herein. Met-Coil has received no formal commitment from any of the lenders it has approached in this matter as of November 11, 2002. There can be no assurance therefore, that Met-Coil will be able to meet its obligations in relation to the remediation Work Plan, as described further herein, or fund other costs related to the various actions described herein as they occur.


Potentially Responsible Parties (PRP) Actions
Lisle, Illinois:


         As reported in previous filings, Met-Coil Systems Corporation (Met-Coil) has submitted to the USEPA a Work Plan for remediation of soil containing TCE at its Lockformer manufacturing facility in Lisle, Illinois. Met-Coil has received final approval of the Work Plan from the U.S. Environmental Protection Agency and awaits approval from the Illinois Environmental Protection Agency. Met-Coil established a $2 million remediation reserve in relation to this matter at December 31, 2001, added $2 million to this reserve on June 30, 2002, and added an additional $1,500,000 to this reserve as of September 30, 2002. Depending upon the final budget of the Work Plan, the effectiveness of the remediation technologies utilized, the specific bids received in relation to the estimated work required, and other factors impacting the efficiency of the remediation effort, this reserve may need to be increased in the future. As of September 30, 2002, Met-Coil has incurred specific costs in 2002 further against this remediation reserve of approximately $1,000,000.



Note 9 - Investments

         In March of 2002, the Company made an offer proposing to make available to CareCentric, Inc. (CareCentric) up to $1.1 million of short-term financing to assist CareCentric with its near term working capital needs. Coincident with Mestek's offer, John E. Reed, the Company's Chairman and CEO, made an offer proposing to make available to CareCentric approximately $900,000 of short-term financing as well. In connection with these offers the Company transferred to John E. Reed, effective March 29, 2002, certain of its voting and other rights associated with the Series B Preferred Stock of CareCentric held by the Company. As a result of this transfer, the Company no longer has significant influence over CareCentric and, accordingly, has discontinued accounting for this investment under the Equity Method of Accounting subsequent to March 29, 2002.


         Pursuant to the offer made by the Company in March, on July 1, 2002, the Company exchanged certain investments in CareCentric, Inc. (CareCentric) for certain other securities pursuant to a Re-capitalization and Refinancing Transaction (the Transaction) approved by the shareholders of CareCentric on June 6, 2002 and the Board of Directors of Mestek on April 15, 2002. As a result of the Transaction, the Company agreed to extend its guaranty of CareCentric's $6.0 million line of credit from Wainwright Bank and Trust Company until June 30, 2003 and surrendered or canceled the following:(i) a Warrant to purchase 104,712 shares of common stock of CareCentric; (ii) two short term notes totaling $884,883 from CareCentric; (iii) two interest notes totaling $1,059,059; (iv) 850,000 shares of CareCentric Series C Preferred stock with 170,000 votes attributable thereto; (v) the obligation to repay $1,092,000 advanced to CareCentric; (vi) the obligation to repay $114,117 advanced to CareCentric; and (vii) options to purchase up to 159,573 shares of common stock of CareCentric. In exchange for the foregoing, the Company received the following: (i) a secured, subordinated, convertible term promissory note (the "Note") in the amount of $4,000,000 convertible into common stock of CareCentric, Inc. at $1.00 per share and bearing interest a 6.25% and maturing on July 1, 2007; (ii) a convertibility feature on the Company's existing 5,600,000 shares of CareCentric Series B Preferred Stock, convertible at an exchange rate of 1.072 shares of common stock for each share of Series B Preferred Stock; and (iii) 890,396 existing warrants re-priced to purchase Care Centric common stock at $1.00 per share, for a period extended until June 15, 2004. Except for cash advances made in the second quarter of 2002 totaling $963,000, and $129,000 advanced on July 1, 2002, (which advances have now been re-financed as part of the Note) the above assets were carried on the Company's balance sheet as of June 30, 2002 at a zero valuation reflecting the effect of cumulative equity method losses. Accordingly, the Note will be carried for accounting purposes at a basis of $1,092,000 reflecting the cash advances noted above. The Company will continue to monitor these advances for collectibility.


         Pursuant to the offer made by John E. Reed in March of 2002, on July 1, 2002, John E. Reed exchanged certain investments in CareCentric, Inc. for certain other securities pursuant to the Re-capitalization and Refinancing Transaction (the Transaction) described above. As a result of the transaction, John E. Reed surrendered certain notes receivable and other advances totaling approximately $3.555 million and received in return a $3.555 million secured convertible note maturing on July 1, 2007 and bearing interest at 6.25%. The conversion feature reflects an exercise price of $1 per share of CareCentric common. In addition, 398,406 shares of CareCentric's Series D Preferred Stock held by Mr. Reed were made convertible into CareCentric common at an exchange rate of 2.51 shares of common stock per share of Series D Preferred Stock. The Company's Note, described in the previous paragraph, is subordinated to the $3,555,000 facility owed by CareCentric to John E. Reed.


Note 10 - Gain on Sale of Fixed Assets

         On July 22, 2002, the Company completed the sale of an idle manufacturing facility located in Schiller Park, Illinois for approximately $1,132,000 and recorded a gain of $59,000 on the transaction.


Note 11 - Additional Minimum Liability--Defined Benefit Plan


The Company's second-tier subsidiary, Met-Coil Systems Corporation (Met-Coil), maintained, prior to its acquisition by the Company's subsidiary, Formtek Inc. on June 3, 2000, several defined benefit pension plans (the Plans) covering certain of its employees. The Plans were "frozen" and merged prior to the acquisition, "locking in" retirement benefits earned to that date and precluding any further benefits for future service. Due to recent adverse investment performance and reduced expectations of future investment earnings, the combined Plan's administrator has determined that the Accumulated Benefit Obligation, the present value of future pension obligations to Plan participants, exceeds the fair market value of the Plan's assets as of September 30, 2002. In accordance with the requirements of FAS 87 Employers' Accounting for Pensions, the Company has therefore reported a charge, net of related tax benefit, to the Shareholders' Equity section of the consolidated Balance Sheet contained herein of $559,000 under the heading "Additional Minimum Liability-Defined Benefit Plan".



Note 12 - New Accounting Pronouncements


         The FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, effective for fiscal years beginning May 15, 2002 or later that rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, FASB Statement No. 64, Extinguishments of Debt made to satisfy sinking-fund requirement, and FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends SFAS No. 4 and SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company does not believe adopting SFAS 145 will have a material impact on its consolidated financial statements.

         In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 is based on the fundamental principle that a liability for a cost associated with an exit or disposal activity should be recorded when it (1) is incurred, that is, when it meets the definition of a liability in FASB Concepts Statement No. 6, Elements of Financial Statements, and (2) can be measured at fair value. The principal reason for issuing SFAS No. 146 is the Board's belief that some liabilities for costs associated with exit or disposal activities that entities record under current accounting pronouncements, in particular EITF Issue 94-3, do not meet the definition of a liability. SFAS No. 146 nullifies EITF Issue 94-3; thus, it will have a significant effect on practice because commitment to an exit or disposal plan no longer will be a sufficient basis for recording a liability for costs related to those activities. SFAS No. 146 is effective for exit and disposal activities initiated after December 31, 2002. Early application is encouraged; however, previously issued financial statements may not be restated. An entity would continue to apply the provisions of EITF Issue 94-3 to an exit activity that is initiated under an exit plan that met the criteria of EITF Issue 94-3 before the entity initially applied SFAS No. 146. The Company does not believe adopting SFAS No. 146 will have a material impact on its consolidated financial statements.

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

Critical Accounting Policies

         Financial Reporting Release No. 60, released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.
Note 1 of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The following is a brief discussion of the Company's more significant accounting policies.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions related to revenue recognition, accounts receivable valuations, inventory valuations, goodwill valuation, intangible asset valuations, warranty costs, and accounting for income taxes. Actual amounts could differ significantly from these estimates.

         Our critical accounting policies are described in more detail as follows:

         Revenue Recognition

                  Revenue from products sales is recognized at the time of shipment.

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

                  The Company completed the first step of the transitional goodwill impairment test during the six months ended June 30, 2002 based on the amount of goodwill as of the beginning of fiscal year 2002, as required by SFAS No. 142. The Company performed a valuation to determine the fair value of each of the reporting units. Based on the results of the first step of the transitional goodwill impairment test, the Company determined that goodwill impairment existed as of January 1, 2002, in the Company's Metal Forming segment, which the Company has determined constitutes a "reporting unit" under FAS 142. The Company completed undertaking the second step of the transitional goodwill impairment test and reported a charge for goodwill impairment as explained more fully in Note 1, net of related tax benefit of $29,334,000.

         Warranty

              The Company provides for the estimated cost of product warranties at the time revenue is recognized based upon estimated costs and anticipated in-warranty failure rates. While the Company engages in product quality programs and processes, the Company's warranty obligation is affected by product failure rates, and repair or replacement costs incurred in correcting a product failure. Should actual product failure rates and repair or replacement costs differ from estimates based on historical experience, revisions to the estimated warranty liability may be required.

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

Results of Operations

     Three months ended September 30, 2002 vs September 30, 2001

         Excluding revenues from the King Company, which was acquired on December 31, 2001, Total Revenues in the Company's HVAC segment decreased by 6.3% during the third quarter of 2002 relative to the third quarter of 2001 due primarily to weakness in the segment's industrial products, air distribution products, and air conditioning products divisions. Operating income for this segment decreased from $6,519,000 in the third quarter of 2001 (or $6,739,000 after adding back goodwill amortization for purposes of comparability--see Note
7) to $6,129,000 in the third quarter of 2002, reflecting the fall off in sales and increasing pressure on margins.


         Total Revenues in the Company's Metal Forming segment decreased 26.6% during the third quarter of 2002, owing to an ongoing cyclical decline in demand for this segment's products. Management believes that the events of September 11, 2001 have exacerbated the effects of an otherwise normal industry-wide cyclical downturn in the demand for machine tools and placed great pressure on pricing and costs severely affecting margins. The Company expects these pressures to remain in place for the foreseeable future with only modest improvement in 2003. The Company believes however, that the mutually reinforcing franchises it has acquired under the Formtek name, including Cooper-Weymouth Peterson, Rowe, Coilmate, Dickerman, Yoder, Krasny/Kaplan, Mentor AGVS, Lockformer, Iowa Precision, Hill Engineering, B&K, and Dahlstrom, will allow it to maintain and expand its core competencies, positioning this segment very well for the next cyclical upturn in the machine tool industry. The backlog for the segment bottomed out in the 4th quarter of 2001 at $21.6 million (off approximately 50% from recent highs) and has improved to $24.9 million at the end of the 3rd quarter, and is expected to be only slightly reduced at year end. As more fully explained in Note 8 to the Condensed Consolidated Financial Statements, the Company's Met-Coil subsidiary incurred environmental litigation and remediation costs in the quarter ended September 30, 2002 totaling $1,548,000, which are reflected in this segment's operating earnings. Excluding the effect of these charges, the segment's operating (loss) for the quarter ended September 30, 2002 was ($1,197,000) compared to an operating (loss) of ($1,424,000) (or a (loss) of ($1,113,000) after adding back goodwill amortization for purposes of comparability--see Note 7) in the quarter ended September 30, 2001. To address profitability the five units of the Metal Forming segment have been working to lower breakeven points by making adjustments to budgets and overhead. Notwithstanding these adjustments, the units have focused on continuing historical levels of market and product development and sales/marketing activities. In addition, the units have increased activities of cooperation to both increase sales and decrease cost. The Company expects that such activities will continue to grow throughout 2003.

         For the Company as a whole, Sales, General and Administrative, and Engineering costs, taken together as a percentage of Total Revenues, increased from 21.5% to 24.2% due principally to the drop off in revenues described above.

         Operating income for the third quarter of 2002 for the Company as a whole, excluding the $1,548,000 environmental charge described above, and after adding back goodwill amortization recorded in the third quarter of 2001, decreased by $476,000 or 9.0% relative to comparable period in 2001 reflecting the various factors mentioned above.

         The Company's consolidated debt (long-term debt plus current portion of long-term debt) decreased slightly in the third quarter of 2002 from $28.3 million to $25.4 million despite additional borrowings, principally by the Company's subsidiary, Met-Coil Systems Corporation, to fund environmental costs, as described more fully in Note 8, reflecting the effect of positive cash flow from operations. The Company has not paid dividends on its common stock since 1979.

     Nine months ended September 30, 2002 vs September 30, 2001


         Excluding revenues from the King Company, which was acquired on December 31, 2001, Total Revenues in the Company's HVAC segment decreased by 5.7% during the nine months ended September 30, 2002 relative to the nine months ended September 30, 2001 due primarily to weakness in the segment's industrial products, air distribution products, and air cooling products divisions. Operating income for the nine months ended September 30, 2002, decreased by $349,000 or 2.4%, relative to the nine months ended September 30, 2001, after adding back goodwill amortization recorded in the nine months ended September 31, 2001, owing principally to the fall off in revenues.

         Excluding revenues from Formtek Cleveland, Inc. (formerly SNS Properties Ltd) which was acquired on July 2, 2001, Total Revenues in the Company's Metal Forming segment decreased 29.5% during the nine months ended September 30, 2002, owing to an ongoing cyclical decline in demand for this segment's products. Management believes that the events of September 11, 2001 have exacerbated the effects of an otherwise normal industry-wide cyclical downturn in the demand for machine tools. The Company believes however, that the mutually reinforcing franchises it has acquired under the Formtek name, including Cooper Weymouth Peterson, Rowe, Coilmate, Dickerman, Yoder, Krasny-Kaplan, Mentor AGVS, Lockformer, Iowa Precision, Hill Engineering, B&K, and Dahlstrom, will allow it to maintain and expand its core competencies, positioning this segment very well for the next cyclical upturn in the machine tool industry. As more fully explained in Note 8 to the Condensed Consolidated Financial Statements, the Company's Met-Coil subsidiary settled an environmental litigation matter in the quarter ended June 30, 2002 recording a net charge of $9,473,000 and incurred additional environmental costs of $1,548,000 in the three months ended September 30, 2002. Excluding the effect of these charges, the segment's operating (loss) for the nine months ended September 30, 2002 was ($2,769,000) compared to an operating (loss) of ($350,000) (or income of $623,000 before the effect of goodwill amortization--see Note 7) in the nine month period ended September 30, 2001. The Metal Forming segment continues to make adjustments in its overhead structure to adapt to the present cyclical down turn in demand for its products.


         For the Company as a whole, Sales, General and Administrative, and Engineering costs, taken together as a percentage of Total Revenues, increased from 22.1% to 24.9% due principally to the drop off in revenues described above.

         Operating income for the nine months ended September 30, 2002 for the Company as a whole, excluding the environmental and restructuring charges for both periods, and after adding back goodwill amortization recorded in the nine months ended September 30, 2001, decreased by $4,285,000, or 28.0%, reflecting the various factors mentioned above.


         As more fully explained in Note 1, the Company recorded a pre-tax charge of $31,633,000, effective January 1, 2002, reflecting the impairment of goodwill associated with its Metal Forming segment which it determined to be a reporting unit under FAS 142. After recording this charge the Metal Forming reporting unit has $5,765,000 of un-amortized goodwill remaining which will be monitored in accordance with FAS 142. The goodwill write-down reflects the effects on valuation as of January 1, 2002 of a pronounced cyclical downturn in the markets for metal forming equipment magnified by the effects of September 11, 2001.


         During the nine months ended September 30, 2002, the Company's total debt (long-term debt plus current portion of long-term debt) decreased from $30.1 million to $25.4 million despite new borrowing of $5.5 million via an industrial development bond to fund an expansion at the Company's Boyertown Foundry Company subsidiary, as more fully explained in Note 4, and despite $5.5 million in additional borrowings by the Company's subsidiary, Met-Coil Systems Corporation, related to an environmental litigation settlement, as more fully explained in Note 8, reflecting the effect of positive cash flow from operations, a reduced investment in inventory owing to reduced levels of business, and improvements in inventory control. The Company has not paid dividends on its common stock since 1979.

Commitments and Contingencies

         The Company is obligated as guarantor with respect to the debt of MacKeeber Associates Limited Partnership, a Connecticut Limited Partnership, a related party, under an Industrial Development Bond issued in 1984 by the Connecticut Development Authority. The balance outstanding under the bond as of September 30, 2002 was $298,000.


         As previously disclosed, the Company is obligated as a guarantor with respect to certain debt of CareCentric, Inc. (formerly Simione Central Holdings, Inc.) to its primary commercial bank, Wainwright Bank & Trust Company, in the amount of $6 million. The $6 million Wainwright credit line is secured by substantially all of CareCentric's assets. The balance outstanding under CareCentric's credit line with Wainwright Bank & Trust Company as of September 30, 2002 was $5,125,000, a reduction of $447,000 since December 31, 2001. Under the Equity Method of Accounting, in December 2001, the Company accrued this guarantee of $6 million as a reserve for Equity Investment Losses.


         As previously disclosed, the Company is subject to several legal actions and proceedings in which various monetary claims are asserted. The Company is currently named as a defendant in approximately 20 lawsuits alleging that the plaintiffs suffered personal injury as a result of exposure to asbestos. In these lawsuits, the allegations against the Company are generally that it is liable as a "successor in interest" to another party whose products or workplace allegedly contained the asbestos to which the plaintiffs claim exposure. Based upon a thorough examination of the relationship between the Company and any alleged predecessor, and of the current state of the applicable law, management and outside counsel retained to defend these cases strongly believe that the Company has no liability with respect to such claims. The Company has obtained dismissal in approximately 30 such cases over the past ten years, and in no case has the Company been ordered to pay damages. To date, the total costs of defending the approximately 50 current and previously dismissed cases have been less than $200,000.

Claims Alleging Releases of Hazardous Materials


         The Lockformer Company ("Lockformer"), a division of the Company's second tier subsidiary, Met-Coil Systems Corporation ("Met-Coil"), announced on May 22, 2002, that it had reached a settlement with members of the Class of plaintiffs in a suit filed in the United States District Court for the Northern District of Illinois entitled LeClercq, et al. vs. The Lockformer Company, et al. The case involved property damages asserted on behalf of a group of approximately 187 homeowners within the Class area, due to the presence of trichloroethylene (TCE) contamination in the immediate vicinity of Lockformer's manufacturing facility in Lisle, Illinois. Without admitting liability, Lockformer agreed to pay Class members approximately $10 million to resolve the matter. The settlement incorporates the terms of a previously announced Interim Agreed Order between Lockformer and the Attorney General for the State of Illinois under which Lockformer agreed to pay for the costs of hookup to a public water supply for each of the homes of Class members who have, or otherwise would have, incurred such costs. As disclosed previously, the Company accrued a $1.3 million liability as of March 31, 2002 in respect of this portion of the settlement, and an offsetting insurance recovery receivable of this same amount. The balance of the settlement was reflected in results of operation for the three months ended June 30, 2002. Met-Coil is pursuing an action in the United States District Court for contribution from 11 other known industrial users of TCE in the vicinity, whose disposal practices may have contributed to the contamination experienced by some or all of the members of the plaintiff Class.

         Met-Coil has settled its insurance coverage issues with a number of its historic insurers as to the above claims. Met-Coil is pursuing insurance coverage litigation against several other carriers to recoup additional un-reimbursed defense costs and settlement amounts incurred in LeClercq. At least three carriers remain as potentially having liability for defense or indemnification costs, one of whom has agreed, under reservation of rights, to reimburse Met-Coil for a portion of the defense costs of the LeClercq action and also the Mejdrech action described below. However, these insurers continue to contest their liability, and the outcome of the coverage litigation remains uncertain at this time.


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

         The Illinois Attorney General, in an action disclosed previously brought on behalf of the State, the Illinois Environmental Protection Agency and other governmental agencies, is seeking to have Met-Coil pay for the cost of connecting approximately 175 households in the Mejdrech class area to public water supplies as well as pay for the State's response and investigatory costs in this action. Met-Coil is in negotiations with the Illinois Attorney General on this matter. There is insufficient information available to management at this time to provide an opinion as to the outcome of these discussions.

         In another action, owners of eight homes not included in the LeClerq or Mejdrech actions have filed suit against Met-Coil, alleging property damage and nuisance by reason of alleged contamination of their properties and drinking water wells.

         In six separate actions, ten individual plaintiffs have filed suits against the Company and its subsidiary alleging in each case personal injury and/or fear of future illness (and, in one case, wrongful death) related to the release of TCE into drinking water.

         Met-Coil is pursuing insurance coverage for all of these property damage and personal injury actions from certain of its historic insurers through a declaratory judgment action pending in Illinois state court. At least one carrier has agreed to provide reimbursement of certain defense costs relating to the personal injury actions. The Company also anticipates partial reimbursement for some of the defense costs relating to the remaining property damage cases.

         The Company and its subsidiary believe they have valid defenses to the above claims and are contesting them vigorously. In any of the above pending actions, if the plaintiffs were to obtain a verdict of liability from a court of competent jurisdiction and assessments of significant damages, including punitive damages, such decisions could, individually or in the aggregate, materially adversely affect the financial position of Met-Coil and, potentially, the financial position of the Company as a whole.


         As explained in Note 4, Met-Coil borrowed $5.5 million from a commercial bank to partially fund the $10 million settlement described above. Met-Coil is presently pursing additional bank financing to fund the remediation efforts required at its Lisle, Illinois site as described further herein. Met-Coil has received no formal commitment from any of the lenders it has approached in this matter as of November 11, 2002. There can be no assurance therefore, that Met-Coil will be able to meet its obligations in relation to the remediation Work Plan, as described further herein, or fund other costs related to the various actions described herein as they occur.


Potentially Responsible Parties (PRP) Actions
Lisle, Illinois:


         As reported in previous filings, Met-Coil Systems Corporation (Met-Coil) has submitted to the USEPA a Work Plan for remediation of soil containing TCE at its Lockformer manufacturing facility in Lisle, Illinois. Met-Coil has received final approval of the Work Plan from the U.S. Environmental Protection Agency and awaits approval from the Illinois Environmental Protection Agency. Met-Coil established a $2 million remediation reserve in relation to this matter at December 31, 2001, added $2 million to this reserve on June 30, 2002, and added an additional $1,500,000 to this reserve as of September 30, 2002. Depending upon the final budget of the Work Plan, the effectiveness of the remediation technologies utilized, the specific bids received in relation to the estimated work required, and other factors impacting the efficiency of the remediation effort, this reserve may need to be increased in the future. As of September 30, 2002, Met-Coil has incurred specific costs in 2002 further against this remediation reserve of approximately $1,000,000.

Item 3 - Market Risks


         The Company's operations are sensitive to a number of market factors, any one of which could materially adversely effect its results of operations in any given year:


         Construction Activity--the Company's largest segment, its Heating, Ventilating, and Air Conditioning (HVAC) segment, is directly affected and its other segment, Metal Forming, is indirectly affected by commercial, industrial, and institutional construction projects and residential housing starts. Relatively lower interest rates in 2001, and 2002 to date, and strong institutional activity helped prevent what might otherwise have been a more pronounced recessionary effect. Significant increases in interest rates or reductions in construction activity in future periods, however, could be expected to adversely effect the Company's revenues, possibly materially.


         Manufacturing Activity-- The Company's Metal Forming segment, as a manufacturer of capital goods used in other manufacturing processes, is subject to significant cyclicality. The Company's Metal Forming segment provides equipment used to hold, uncoil, straighten, form, bend and otherwise handle metal used in manufacturing operations; all activities likely to be adversely effected in recessionary periods. The level of manufacturing activity in the automotive, steel processing, metal furniture, and stamping industries, is particularly relevant to this segment since its products are typically purchased to upgrade or expand existing equipment or facilities. Expectations of future business activity are also particularly relevant. Activity in this segment was significantly affected by the events of September 11, 2001.

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


         Purchasing Practices--It has been the Company's policy in recent years for high value commodities to aggregate volumes with a sole source to achieve maximum cost reductions while maintaining quality and service. This policy has been effective in reducing costs but has introduced additional risk which could potentially result in short-term supply disruptions or cost increases from time to time in the future. The development of on-line "reverse auction" capabilities has benefited the Company in pursuing this policy. These same capabilities, however, pose potential threats to the Company as customers can be expected to use Internet auctions to drive down prices of products, particularly susceptible to commoditization.


         Trade Policy--Tariffs imposed recently by the U. S. government on imports of certain steel products have adversely affected the Company's prime costs and margins. Management is unable to ascertain at this time what proportion of these cost increases can be recovered in the market place for its products. The imposition of tariffs has also affected the supply of certain steel products producing shortages of some items. To date this issue has not effected the Company but could in the future.

         Interest Rate Sensitivity--The Company's borrowings are largely Libor or Prime Rate based. As of September 30, 2002, Consolidated debt (including short- and long-term) represented approximately 18% of Shareholders' Equity. Management does not believe that any foreseeable increase in interest rates in the near term could materially adversely effect its results of operations, based on its current level of consolidated debt.

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

Investments

         In March of 2002, the Company made an offer proposing to make available to CareCentric, Inc. (CareCentric) up to $1.1 million of short-term financing to assist CareCentric with its near term working capital needs. Coincident with Mestek's offer, John E. Reed, the Company's Chairman and CEO, made an offer proposing to make available to CareCentric approximately $900,000 of short-term financing as well. In connection with these offers the Company transferred to John E. Reed, effective March 29, 2002, certain of its voting and other rights associated with the Series B Preferred Stock of CareCentric held by the Company. As a result of this transfer, the Company no longer has significant influence over CareCentric and, accordingly, has discontinued accounting for this investment under the Equity Method of Accounting subsequent to March 29, 2002.


         Pursuant to the offer made by the Company in March, on July 1, 2002, the Company exchanged certain investments in CareCentric, Inc. (CareCentric) for certain other securities pursuant to a Re-capitalization and Refinancing Transaction (the Transaction) approved by the shareholders of CareCentric on June 6, 2002 and the Board of Directors of Mestek on April 15, 2002. As a result of the Transaction, the Company agreed to extend its guaranty of CareCentric's $6.0 million line of credit from Wainwright Bank and Trust Company until June 30, 2003 and surrendered or canceled the following:(i) a Warrant to purchase 104,712 shares of common stock of CareCentric; (ii) two short term notes totaling $884,883 from CareCentric; (iii) two interest notes totaling $1,059,059; (iv) 850,000 shares of CareCentric Series C Preferred stock with 170,000 votes attributable thereto; (v) the obligation to repay $1,092,000 advanced to CareCentric; (vi) the obligation to repay $114,117 advanced to CareCentric; and (vii) options to purchase up to 159,573 shares of common stock of CareCentric. In exchange for the foregoing, the Company received the following: (i) a secured, subordinated, convertible term promissory note (the "Note") in the amount of $4,000,000 convertible into common stock of CareCentric, Inc. at $1.00 per share and bearing interest a 6.25% and maturing on July 1, 2007; (ii) a convertibility feature on the Company's existing 5,600,000 shares of CareCentric Series B Preferred Stock, convertible at an exchange rate of 1.072 shares of common stock for each share of Series B Preferred Stock; and (iii) 890,396 existing warrants re-priced to purchase Care Centric common stock at $1.00 per share, for a period extended until June 15, 2004. Except for cash advances made in the second quarter of 2002 totaling $963,000, and $129,000 advanced on July 1, 2002, (which advances have now been re-financed as part of the Note) the above assets were carried on the Company's balance sheet as of June 30, 2002 at a zero valuation reflecting the effect of cumulative equity method losses. Accordingly, the Note will be carried for accounting purposes at a basis of $1,092,000, reflecting the cash advances noted above. The Company will continue to monitor these advances for collectibility.


         Pursuant to the offer made by John E. Reed in March of 2002, on July 1, 2002, John E. Reed exchanged certain investments in CareCentric, Inc. for certain other securities pursuant to the Re-capitalization and Refinancing Transaction (the Transaction) described above. As a result of the transaction, John E. Reed surrendered certain notes receivable and other advances totaling approximately $3.555 million and received in return a $3.555 million secured convertible note maturing on July 1, 2007 and bearing interest at 6.25%. The conversion feature reflects an exercise price of $1 per share of CareCentric common. In addition, 398,406 shares of CareCentric's Series D Preferred Stock held by Mr. Reed were made convertible into CareCentric common at an exchange rate of 2.51 shares of common stock per share of Series D Preferred Stock. The Company's Note, described in the previous paragraph, is subordinated to the $3,555,000 facility owed by CareCentric to John E. Reed.


PART II - OTHER INFORMATION



Item 1 - Legal Proceedings


         As more fully explained in Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company and a wholly owned second tier subsidiary have been named in several related civil litigation cases alleging soil and ground water contamination in the area of the subsidiary's Lisle, Illinois manufacturing facility. The Company and the subsidiary are vigorously contesting these allegations. However, if the plaintiffs were to obtain a verdict of liability from a court of competent jurisdiction in any of these cases, with assessments of significant damages, including punitive damages such decisions could, individually or in the aggregate, have a material adverse effect on the Company's results of operations or financial condition. The following is a list of the Cases relating to the Lockformer Company (division of Met-Coil Systems Corporation) site and claims of damages and injury relative to discharge of trichloroethylene (TCE) in Lisle, IL.


Pending Litigation Related to The Lockformer Company and TCE

   People of the State of Illinois, et al. v. The Lockformer Company -
        Case No. 00 CH 62 (18th Judicial
   Circuit Court, Dupage County, Ill.)
   Filed January 19, 2001; Interim Agreed Order entered May 6, 2002
   Principal Defendants: The Lockformer Company, division of Met-Coil Systems
        Corporation and Honeywell
   International, Inc.

   In the Matter of: Lockformer Site, Docket No. V-W-02-C-665.
   Administrative Order issued by the United States Environmental Protection
        Agency, Region 5 on October 4, 2002.
   Respondents: The Lockformer Company, division of Met-Coil Systems Corporation

   LeClercq, et al. v. The Lockformer Company - Case No. 00 C 7164 (U.S.D.C.
        for N.D. Ill.)
   Filed November 14, 2000; Class Action Settled May 23, 2002; Third-Party
        Complaints filed May 30, 2002
   Principal Defendants: The Lockformer Company, division of Met-Coil Systems
        Corporation, Mestek, Inc.,
   Allied Signal, Inc. and Honeywell International, Inc.

   Mejdrech, et al. v. The Lockformer Company - Case No. 01 C 6107 (U.S.D.C.
        for N.D. Ill.)
   Filed August 9, 2001; Class Action Certified August 12, 2002
   Principal Defendants: The Lockformer Company, division of Met-Coil Systems
        Corporation, Mestek, Inc.,
   Allied Signal, Inc. and Honeywell International, Inc.
   DeVane, et al. v. The Lockformer Company - Case No. 01 L 377
   (18th Judicial Circuit Court, Dupage County, Ill.)
   Filed April 12, 2001
   Principal Defendants: The Lockformer Company, division of Met-Coil Systems
        Corporation, Allied Signal,
   Inc. and Honeywell International, Inc.

   Pelzer, et al. v. Lockformer - Case No. 01 C 6485 (U.S.D.C. for N.D. Ill.) Filed August 21, 2001
   Principal Defendants: The Lockformer Company, division of Met-Coil Systems
        Corporation, Mestek, Inc. and
   Honeywell International, Inc.

   Wroble v. The Lockformer Company - Case No. 02 C 4992 (U.S.D.C., N.D. Ill.) Filed July 15, 2002
   Principal Defendants: The Lockformer Company, division of Met-Coil Systems
        Corporation, Mestek, Inc. and
   Honeywell International, Inc.

   Meyer, et al. v. The Lockformer Company - Case No. 02 C 2672  (U.S.D.C. for
        N.D. Ill.)
   Filed April 12, 2002
   Principal Defendants:  The Lockformer Company, division of Met-Coil Systems
        Corporation, Mestek, Inc.,
   Honeywell International, Inc. and Carlson Environmental Inc.

   Schreiber v. Lockformer - Case No. 02C-6097 (U.S.D.C. for N.D. Ill)
    Filed August 27, 2002
   Principal Defendants:  The Lockformer Company, division of Met-Coil Systems
        Corporation, Mestek, Inc. and
   Honeywell International, Inc.

   Hallmer v. Lockformer  -- Case No. 02C 7066 (U.S.D.C. for N.D. Ill)
   Filed August 28, 2002
   Principal Defendants:  The Lockformer Company, division of Met-Coil Systems
        Corporation, Mestek, Inc.,
   Honeywell International, Inc. and Carlson Environmental Inc.

   Ehrhart v. Lockformer - Case No. 02C 7068 (U.S.D.C. for N.D. Ill)
   Filed August 28, 2002
   Principal Defendants:  The Lockformer Company, division of Met-Coil Systems
        Corporation, Mestek, Inc.,
   Honeywell International, Inc. and Carlson Environmental Inc.


Item 5 - Other Information

         Controls and Procedures

         The Company's Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

         The Certifying Officers also have indicated that there were no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.





Item 6 - Exhibits and Reports on Form 8-K


     Statement of Computation of Per Share Earnings...Page 36.


     (b) Registrant filed no reports on Form 8-K during the quarter for which this report is filed.


                                  MESTEK, INC.
              SCHEDULE OF COMPUTATION OF EARNINGS PER COMMON SHARE


                                                     Three Months Ended                 Nine Months Ended
                                                       September 30,                      September 30,
                                                   2002              2001             2002              2001
                                                   ----              ----             ----              ----
                                                    (Dollars in thousands, except earnings per common share)

Income (Loss)from Continuing Operations           $1,884            $2,750         ($1,096)             $7,268
Net Gain on Sale of Discontinued
  Operations (net of tax)                           ---               ---             ---                9,090

Cumulative Effect of a Change
  in Accounting Principle:                          ---               ---          (29,334)               ---
                                                 ---------        ---------       ---------           ---------
Net Income (Loss)                                 $1,884            $2,750        ($30,430)            $16,358
                                                 ---------        ---------       ---------           ---------


Basic Earnings (Loss) Per Common Share:
  Continuing Operations                            $0.22             $0.32          ($0.13)            $ 0.83
  Discontinued Operations                           ---               ---             ---               $1.04
  Cumulative Effect Of A Change
  In Accounting Principle                           ---               ---           ($3.36)               ---
                                                 ---------        ---------       ---------           ---------
  Net Income (Loss)                                $0.22             $0.32          ($3.49)             $1.87
                                                 =========        =========       =========           =========

Basic Weighted Average Shares Outstanding          8,722             8,722           8,722              8,725
                                                 =========        =========       =========           ========

Diluted Earnings (Loss) Per Common Share:
  Continuing Operations                            $0.22             $0.31          ($0.13)             $0.83
  Discontinued Operations                           ---               ---             ---               $1.04
  Cumulative Effect Of A Change
  In Accounting Principle                           ---               ---           ($3.35)              ---
                                                 ---------        ---------       ---------          ---------
  Net Income (Loss)                                $0.22             $0.31          ($3.48)             $1.87
                                                 =========        =========       =========          =========

Diluted Weighted Average Shares Outstanding        8,745             8,760           8,756              8,754
                                                 =========        =========       =========          =========

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  MESTEK, INC.
                                  (Registrant)



Date: November 14, 2002   /S/ STEPHEN M. SHEA
                          -----------------------------------------------------
                          Stephen M. Shea, Senior Vice President - Finance
                          (Chief Financial Officer)

                                  Mestek, Inc.
                              260 North Elm Street
                         Westfield, Massachusetts 01085
Certification Issued Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

I, John E. Reed, Chief Executive Officer of Mestek, Inc., certify that:

1.            I have reviewed this quarterly report on Form 10-Q of Mestek, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002                 /S/ JOHN E. REED

                                               --------------------------
                                               John E. Reed
                                               Chief Executive Officer
                                               Mestek, Inc.

                                  Mestek, Inc.
                              260 North Elm Street
                         Westfield, Massachusetts 01085

(Certification Issued Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

I, Stephen M. Shea, Chief Financial Officer of Mestek, Inc., certify that:

     1.       I have reviewed this quarterly report on Form 10-Q of Mestek, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

c) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

d) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002                 /S/ STEPHEN M. SHEA

                                               --------------------------
                                               Stephen M. Shea
                                               Chief Financial Officer
                                               Mestek, Inc.

                                  Mestek, Inc.
                              260 North Elm Street
                         Westfield, Massachusetts 01085

(Certification Issued Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)


I, John E. Reed, certify that:

     1.       I am the Chief Executive Officer of Mestek, Inc.

     2. I have read the quarterly report of Mestek, Inc. filed on Form 10-Q for the quarter ending September 30, 2002 (the "Report"), including the financial statements contained in the Report.

     3. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of Mestek, Inc. for and as of the period described.

Date:    November 14, 2002                 /S/ JOHN E. REED

                                               --------------------------
                                               John E. Reed
                                               Chief Executive Officer
                                               Mestek, Inc.

                                  Mestek, Inc.
                              260 North Elm Street
                         Westfield, Massachusetts 01085

(Certification Issued Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

I, Stephen M. Shea, certify that:

1.            I am the Chief Financial Officer of Mestek, Inc.

2. I have read the quarterly report of Mestek, Inc. filed on Form 10-Q for the quarter ending September 30, 2002 (the "Report"), including the financial statements contained in the Report.

3. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of Mestek, Inc. for and as of the period described.

Date:    November 14, 2002                 /S/ STEPHEN M. SHEA

                                               --------------------------
                                               Stephen M. Shea
                                               Chief Financial Officer