Form 10-K
period 2002-12-31
MESTEK INC
filed 2003-04-15
CIK 65195

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

                                       Or

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to __________________
Commission file number                                 1-448

                                  Mestek, Inc.
             (Exact name of registrant as specified in its charter)

   Pennsylvania                                                     25-0661650
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)

260 North Elm Street, Westfield, MA                                       01085
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code                 413-568-9571

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered
Common Stock - No Par Value                             New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:


                                (Title of class)

                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes    xx     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. xx

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
         Yes           No     xx

The aggregate market value of voting common shares held by non-affiliates of the registrant as of April 1, 2003, based upon the closing price for the registrant's common stock as reported in The Wall Street Journal as of such date, was $55,343,152. The aggregate market value of voting common shares held by non-affiliates of the registrant as of June 28, 2002, the last business day of the second quarter of 2002, based upon the closing price for the registrant's common stock as reported in The Wall Street Journal as of such date was $58,058,117. The number of shares of the registrant's common stock issued and outstanding as of April 1, 2003 was 8,721,603.

                                     PART I



Item 1 - BUSINESS


GENERAL

         Mestek, Inc. ("Mestek") was incorporated in the Commonwealth of Pennsylvania in 1898 as Mesta Machine Company. It changed its name to Mestek, Inc. in October 1984, and merged with Reed National Corp. on July 31, 1986. "The Company", as referred to herein, refers to Mestek and its subsidiaries, collectively.

         The Company is comprised of two distinct businesses (Operating Segments): (1) the HVAC segment which manufactures heating, ventilating, and air conditioning equipment, and (2) the Metal Forming segment which manufactures metal-forming equipment. Both segments operate in industries which historically have been highly fragmented. In recent years, both industries, and in particular the HVAC industry, have undergone a gradual "roll-up" or consolidation process. The Company's recent history therefore is one of acquisition:

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

         On April 29, 1998, the Company, through a Canadian subsidiary, acquired 100 percent of the outstanding common stock of Ruscio Brothers Refractory Ltd.
(RBR) and 988721 Ontario, Inc. (988721), both of Mississauga, Ontario, Canada. RBR and 988721 manufacture and distribute commercial and residential finned-copper tube boilers and water heaters under the name Ruscio Brothers Industries, (RBI), primarily in Canada. Finned-copper tube boilers and water heaters are complementary to the Company's other hydronic products and the Company now distributes RBI's products in the United States. The purchase price paid for the acquired stock was approximately $2,877,000 (U.S.) and included goodwill of approximately $1,807,000 (U.S.)

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

         On March 26, 1999, the Company acquired substantially all of the operating assets of the Anemostat Products and Anemostat-West divisions of Dynamics Corporation of America, (collectively, Anemostat), a wholly owned subsidiary of CTS Corporation. Anemostat manufactures commercial air distribution products (grilles, registers, diffusers and VAV boxes); security air distribution products; and door and vision frame products for the HVAC and commercial building industries at locations in Scranton, Pennsylvania (Anemostat Products) and Carson, California (Anemostat-West). The Anemostat products are complementary to the Company's existing air control product businesses. The purchase price paid for the assets acquired was approximately $25,360,000, including assumed liabilities of approximately $3,577,000. The Company accounted for this acquisition under the purchase method of accounting and, accordingly, recorded goodwill of approximately $6,800,000.

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

         On January 28, 2000, the Company acquired substantially all of the operating assets of Wolfram, Inc. d/b/a Cesco Products, a manufacturer of air control products for approximately $6,425,000, as more fully explained in Note 2 to the accompanying Consolidated Financial Statements. The Company has accounted for this acquisition under the purchase method of accounting.

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

         On June 3, 2000, the Company acquired 100% of the stock of Met-Coil Systems Corporation, (Met-Coil) for approximately $33.6 million, as more fully explained in Note 2 to the accompanying Consolidated Financial Statements. Met-Coil manufactures advanced sheet metal forming equipment, fabricating equipment, and computer-controlled fabrication systems for the global market in its Cedar Rapids, Iowa, and Lisle, Illinois, manufacturing facilities. Met-Coil's products are complementary with those of the Company's Metal Forming Segment. The Company accounted for the acquisition under the purchase method of accounting and, accordingly, recorded goodwill of approximately $23,000,000.

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

         The Company's executive offices are located at 260 North Elm Street, Westfield, Massachusetts 01085. The Company's phone number is 413-568-9571. The Company's Website address is www.mestek.com. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports are available, without charge, on our website as soon as reasonably practical after they are filed electronically with the Securities and Exchange Commission. Also contained on our website are our Code of Business Ethics and our Corporate Governance Guidelines as well as a listing of our Board of Directors, Audit Committee Members, Nominating/Governance Committee Members and Compensation Committee Members.

OPERATIONS OF THE COMPANY

         The Company operates in two continuing business segments: Heating, Ventilating, and Air Conditioning ("HVAC") and Metal Forming equipment manufacturing. Each of these segments is described below.

         The Company and its subsidiaries together employed approximately 2,825 persons as of December 31, 2002.


HEATING, VENTILATING AND AIR CONDITIONING EQUIPMENT

         The Company, through certain divisions of Mestek, Inc. and various of its wholly or majority owned subsidiaries, (collectively, the "HVAC Segment") manufactures and distributes products in the HVAC industry. These products include residential, commercial and industrial hydronic heat distribution products, commercial and industrial gas-fired heating and ventilating equipment, commercial and industrial air control and distribution, commercial and residential gas and oil-fired boilers, air conditioning units, refrigeration and ventilating equipment for the food processing industry, and related products used in heating, ventilating and air conditioning systems. These products may be used to heat, ventilate and/or cool structures ranging in size from large office buildings, industrial buildings, warehouses, stores and residences, to such small spaces as add-on rooms in residences. The HVAC Segment sells its products to independent wholesale supply distributors, mechanical, sheet metal and other contractors and, in some cases, to other HVAC manufacturers under original equipment manufacture (OEM) and national account agreements. The HVAC segment is comprised of five interrelated HVAC product groups: Hydronic Products, Gas Products, Cooling Products, Industrial Products, and Air Control and Distribution Products, described in more detail as follows:

         Hydronic Products consist of residential baseboard heating products, commercial finned tube heating products, residential boilers, commercial boilers, convectors, kickspace heaters, fan coil units, steam & hot water unit heaters, finned-copper tube boilers and water heaters. These products are sold principally under the "Sterling", "Vulcan", "Heatrim", "Kompak", "Petite", "Suntemp", "Beacon Morris", "Hydrotherm", "Airtherm", "Westcast", "RBI", and "L.
J. Wing" brand names. Gas and oil-fired boilers are sold primarily under the "RBI" and "Hydrotherm" brand names operated by subsidiaries of the Company. Westcast, Inc., a wholly owned subsidiary, is a distributor of gas and oil fired boilers in the commercial and residential markets sold principally under the name "Smith Cast Iron Boilers". Boyertown Foundry Company (BFC), approximately 97% owned by the Company, operates a cast-iron foundry in Boyertown, PA, which manufactures products used principally in the manufacture of oil and gas fired boilers. The hydronic products are made in manufacturing facilities, in some cases shared with other HVAC Segment Divisions, in Westfield, MA; South Windsor, CT; Mississauga, Ontario, Canada; Wrens, GA; Farmville, NC; Forrest City, AR; Dundalk, MD; and Dallas, TX.

         Gas Products consist of commercial gas-fired heating and ventilating equipment and corrugated stainless steel gas tubing sold principally under the "Sterling" and "TracPipe(R)", brand names. The products are made in manufacturing facilities in Farmville, NC and Exton, PA. Omega Flex, Inc. (Omega), a wholly owned subsidiary of Mestek, manufactures corrugated flexible stainless steel hose for use in a wide variety of industrial applications. Its products include annular, helical and braided metal hose and hose fabrications and are sold primarily through industrial hose distributors and original equipment manufacturers. In January of 1997, Omega introduced TracPipe(R), a corrugated stainless steel tubing developed for use in piping gas appliances. The Company has realized significant synergies by distributing TracPipe(R) through its extensive HVAC distribution network. International distribution of the TracPipe(R) product began in 2002 and is expected to contribute to segment operating profits in 2003.

         Cooling Products consist of residential and commercial air conditioning products principally sold under the "Spacepak" and "Koldwave" brand names. The products are made in manufacturing facilities in Wrens, GA and Dundalk, MD.

         Industrial Products consist of commercial and industrial indoor and outdoor heating and air conditioning products sold principally under the "Applied Air", "King", "L. J. Wing", "Temprite", "Alton" and "Aztec" brand names. The products are made in manufacturing facilities in Dallas, TX and Bishopville, SC.

         Air Control and Distribution Products consist of fire, smoke and air control dampers, louvers, grilles, registers, VAV boxes and diffusers sold principally under the "American Warming and Ventilating", "Air Balance", "Arrow", "Air Clean Damper", "Louvers and Dampers", "Cesco" and "Anemostat" brand names. Air control and distribution products are devices designed to facilitate the ventilation of buildings, tunnels and other structures or to control the movement of air through building ductwork in the event of fire or smoke. The products are made in manufacturing facilities in Bradner, OH; Waldron, MI; San Fernando, CA; Wyalusing, PA; Milford, OH; Florence, KY; Wrens, GA; Scranton, PA; and Carson, CA.

         Collectively, the HVAC Segment's products provide heating, cooling, ventilating, or some combination thereof, for a wide range of residential, commercial and/or industrial applications.

         Through its design and application engineering groups, the HVAC Segment often-custom designs and manufactures many HVAC products to meet unique customer needs or specifications not met by existing products. Such custom designs often represent improvements on existing technology and often are incorporated into the HVAC Segment's standard line of products.

         The HVAC Segment sells its HVAC products primarily through a diverse group of independent representatives throughout the United States and Canada, many of whom sell several of the segment's products. These independent representatives usually handle various HVAC products made by manufacturers other than the Company. These representatives usually are granted an exclusive right to solicit orders for specific HVAC Segment products from customers in a specific geographic territory. Because of the diversity of the HVAC Segment's product lines, there is often more than one representative in a given territory. Representatives work closely with the HVAC Segment's sales managers and its technical personnel to meet customers' needs and specifications. The independent representatives are compensated on a commission basis, but also at times purchase such products for resale. HVAC products are sold primarily to contractors, installers, and end users in the construction industry, wholesale distributors and original equipment manufacturers. While the HVAC Segment's HVAC products are distributed throughout the United States and Canada, sales in the northeast, mid-Atlantic and upper mid-west states are somewhat higher than would be suggested by unadjusted construction statistics in any given year due to the relative popularity of hydronic products in these areas. The sale of heating and cooling products is sensitive to climatic trends in that relatively warm winters and/or cool summers can adversely affect sales volumes.

         The HVAC Segment sells gas-fired and hydronic heating and ventilating products, boilers and other HVAC equipment in Canada and also sells its products in other foreign markets from time to time. Total export sales did not exceed ten percent of total revenues, nor did foreign assets exceed ten percent of total assets, in any of the most recent five years ending December 31, 2002.

         The HVAC Segment uses a wide variety of materials in the manufacture of its products, such as copper, aluminum and steel, as well as electrical and mechanical components (controls, motors) and other products. Management believes that it has adequate sources of supply for its raw materials and components and has not had significant difficulty in obtaining the raw materials, component parts or finished goods from its suppliers. No industry segment of the Company is dependent on a single supplier, the loss of which would have a material adverse effect on its business.

         The businesses of the HVAC segment are highly competitive. The Company believes that it is the largest manufacturer of hydronic baseboard heating for residential and commercial purposes and is one of the three leading manufacturers of commercial and industrial gas-fired heating and air control products. The Company has established a substantial market position in the cast-iron boiler business through its acquisitions in 1991, 1992, and 1998. The Company has expanded its portfolio of air control and distribution products substantially over the last several years, largely by acquisition. Nevertheless, in all of the industries in which it competes, the Company has competitors with substantially greater manufacturing, sales, research and financial resources than the Company. Competition in these industries is based mainly on product offering, merchandising capability, service, quality, price and ability to meet customer requirements. The HVAC Segment believes that it has achieved and maintained its position as a substantial competitor in the HVAC industry largely through the strength of its extensive distribution network, the breadth of its product line and its ability to meet customer delivery and service requirements. Most of its competitors offer their products in some but not all of the industries served by the HVAC Segment.

         The HVAC industry in which the HVAC Segment operates has been characterized for many years by a gradual consolidation or "roll-up" process in which smaller companies, typically built around one or two niche products, are subsumed into the larger product family of more established HVAC companies. The HVAC Segment has grown incrementally over many years by internal growth and by adding complementary HVAC product lines via acquisition on a regular basis. The HVAC Segment has acquired in this manner 21 companies since 1986 at an average transaction size of approximately $ 5 million. By design, the HVAC Segment's acquisition strategy has been to acquire complementary HVAC products in order to exploit specific marketing, distribution, manufacturing, product development and purchasing synergies. Management, accordingly, views and operates the HVAC Segment as a single cohesive business made up of a large number of mutually reinforcing HVAC product lines acquired over a number of years.

         All of the segment's HVAC Products described above share common customers, common distribution channels, common manufacturing methods (and in many cases shared manufacturing facilities), common manufacturing services, common purchasing services, common executive and financial management, and common engineering and product development resources. Key strategic business decisions regarding Sales, Marketing, Operations, Engineering, and Product Development are made on a centralized basis by the Segment's core management group.

         Common Sales/Marketing Management: Executive sales/marketing management is provided for substantially all of the HVAC product groups from the HVAC Segment's headquarters in Westfield, MA. Most, if not all, of the HVAC Segment's customers are current customers or potential future customers for more than one of the Segment's product groups. As explained above, the HVAC Segment's acquisitions are typically based in fact upon just such cross-selling and common distribution synergy opportunities.

         The HVAC industry's most significant trade association, ASHRAE, (American Society of Heating, Refrigeration, and Air conditioning Engineers), hosts an annual trade show at which all of the HVAC Segment's products and brand names are represented at a single consolidated physical location under the Mestek name. Representatives of the HVAC industry customer base--independent manufacturers representatives, contractors, engineers, wholesale distributors etc.--are all typically in attendance at this event which underscores the interrelated nature of the HVAC industry.

         Common Manufacturing Management. Substantially all of the products made at the HVAC Segment's 20 manufacturing locations involve sheet metal fabrication, paint, packing and assembly. As such, they share many common characteristics and, in fact, a centralized Manufacturing Services Group serving the Segment based in Westfield, MA provides a wide variety of manufacturing related services to these locations. Opportunities to combine similar manufacturing operations are commonplace and the HVAC Segment routinely undertakes such consolidations resulting in numerous instances where several HVAC product groups share a single manufacturing facility.

         Common Purchasing Management. The HVAC Segment, composed primarily of HVAC sheet metal fabrication and assembly operations, presents a great deal of common purchasing opportunities. A centralized Purchasing Department serving the HVAC Segment based in Westfield, MA, therefore serves all of the 20 manufacturing locations in the Segment by aggregating the more significant purchasing opportunities. Common items purchased include copper tube, aluminum fin stock, cold rolled steel, pre-painted steel, motors, controls, and freight, among many others.

         Common Financial Management. Income statements are prepared at the HVAC Segment's Westfield, MA headquarters each month for substantially all of the products made at the 20 HVAC locations mentioned above with further breakdown among specific product lines, and these are reviewed by a single Chief Operating Decision Maker.

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

         The HVAC Segment has a number of trademarks important to its business, including those relating to its "Sterling", "Vulcan", "Beacon-Morris", "Heatrim", "Petite", "L. J. Wing", "Alton", "Applied Air", "Arrow", "Hydrotherm", "Temprite", "Anemostat", "Omega Flex", "TracPipe(R)", "Air Clean Damper", "Cesco", "Louvers and Dampers", and "Airtherm" product lines.

         Expenditures for research and development for the HVAC segment in 2002, 2001, and 2000, were $4,410,000, $4,266,000, and $2,551,000, respectively.
Product development efforts are necessary and ongoing in all product markets.


METAL FORMING

         The Metal Forming Segment, operating under the umbrella name "Formtek," is comprised of four closely related subsidiaries, all manufacturers of equipment used in the Metal Forming industry (the uncoiling, straightening, leveling, feeding, forming, bending, notching, stamping, cutting, stacking, bundling or moving of metal in the production of metal products, such as steel sheets, office furniture, appliances, vehicles, buildings, and building components, among many others).

         The four subsidiaries are: (1.) Formtek Maine, a division of Formtek, Inc. including the Cooper-Weymouth, Petersen; Rowe, and CoilMate/Dickerman product lines; (2.) Formtek Cleveland, Inc., a subsidiary of Formtek, - including the Yoder, Dahlstrom, B & K, Krasny-Kaplan and Mentor product lines; (3.) Hill Engineering Inc., providing tools and dies complementary to the other subsidiaries product lines; and (4.) Met-Coil Systems Corporation, comprised of the Lockformer and Iowa Precision (IPI) product lines.

         The Metal Forming segment's products are sold through factory direct sales and independent dealers, in most cases to end-users and in some cases to other original equipment manufacturers. The core technologies are processing equipment for roll forming, coil processing (for stamping, forming and cut-to-length applications), metal duct fabrication and tube and pipe systems. The products include roll formers, roll forming systems, wing benders, presses, servo-feeds, straighteners, cradles, reels, cut-to-length lines, specialty dies, tube cut-off systems, hydraulic punching, blanking and cutoff systems, rotary punching, flying cut-off saws, plasma cutting equipment, tube mills, pipe mills and sophisticated material handling systems. The primary customers for such metal handling and metal forming equipment include sheet metal and mechanical contractors, steel service centers, contract metal-stampers, contract roll formers, and manufacturers of large and small appliances, commercial and residential lighting fixtures, automotive parts and accessories, office furniture and equipment, tubing and pipe products, metal construction products, doors, window and screens, electrical enclosures, shelves and racks and metal duct work. The Segment's products are manufactured in facilities having approximately 380,000 square feet of manufacturing space, located in Clinton, Maine; Bedford Heights, Ohio; Warrensville Heights, Ohio; Villa Park, Illinois; Lisle, Illinois; Danville, Kentucky and Cedar Rapids Iowa. The Segment closed and consolidated into the Cleveland, Ohio area facilities its Schiller Park, Illinois facility in 2001. A centralized office for marketing, market development and international sales was opened in Itasca, Illinois in late 2002.

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

         The units comprising this segment own a number of United States and foreign patents, but the Segment does not consider itself materially dependent upon any single patent or group of related patents. The Lockformer and IPI units have lost in 2001 and 2002 certain patent protections, but do not expect a significant decrease in sales. The B & K unit expects to capitalize on recently issued patents for its Supermill, Rotary Punch and Rotary Shear products that the Company believes will be a productivity breakthrough for the steel framing segment of the metal building market.

         The companies acquired by the Metal Forming Segment in the past were selected for their synergies with the existing metal forming franchises: complementary products and distribution channels, potential manufacturing synergies, shared technologies and engineering skills, potential purchasing synergies, common field service skills and organizations, and shared customer bases. The most significant synergistic theme has been the real and potential common customer base. To a large degree, any historical customer of one of the companies is a potential customer for any of the others. Exploiting this cross selling opportunity is a central factor in the creation of the Formtek family of metal forming products and underscores the Segment's goal of creating a single integrated metal forming and fabricating solution provider for the metal forming and fabricating marketplace worldwide. Accordingly, there is a substantial degree of inter-company sales among the four formerly separate metal forming companies.

         Notwithstanding the interrelation of these subsidiaries, separate income statements and balance sheets are maintained for each of the four entities and the Chief Operating Decision Maker reviews each of them separately on a monthly basis. The four entities are contained in four separate corporations, each a legally distinct entity in its own right.

         Common Sales/Marketing Management. Corporate sales/marketing support is provided for all four of the Segment's entities from a central office in Itasca, Illinois, which focuses on promoting Formtek as a family of integrated products for the metal forming marketplace.

         Common Manufacturing Management. Substantially all of the products made at the Segment's four entities involve the manufacture of metal forming equipment. As such, the entities share many common characteristics and in fact a centralized Manufacturing Services Group serving the Segment based in Westfield, Massachusetts provides a wide variety of manufacturing related services to these locations. Opportunities to combine similar manufacturing operations are commonplace and the Segment routinely undertakes such consolidations.

         Common Purchasing Management. The Segment, composed of four manufacturers of metal forming equipment presents numerous common purchasing opportunities. A centralized Purchasing Department serving the Segment based in Westfield, MA, therefore serves the Segment by aggregating these purchasing opportunities.

         Common Financial Management. Income statements are prepared at the Segment's Westfield, MA headquarters each month for all of the products made at the four entities mentioned above and these are reviewed by a single Chief Operating Decision Maker, Mestek's Chief Operating Officer in Westfield, MA. Separate general ledgers and balance sheets for the four entities are maintained as they are legally distinct subsidiaries necessitating this level of detail.

         The Metal Forming Segment sells equipment in Canada, Mexico and other foreign markets. Total export sales did not exceed ten percent (10%) of the total revenues, nor did foreign assets exceed ten percent (10%) of total assets in any of the most recent five years ending December 31, 2002.

         The backlog relating to the Metal Forming Segment at December 31, 2002 was approximately $23,118,000, compared to approximately $21,539,000 at December 31, 2001.

         Expenditures for research and development for this segment in 2002, 2001, and 2000, were $ 922,000, $711,000, and $931,000, respectively.


SEGMENT INFORMATION

         Selected financial information regarding the operations of each of the above segments, consistent with statement of Financial Accounting Standard No. 131 and Section 101 (d) of Regulations S-K, is presented in Note 14 to the Consolidated Financial Statements.

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

         The Metal Forming segment manufactures products at plants the Company owns in Clinton, Maine; Villa Park, Illinois; Schiller Park, Illinois (closed in 2001, sold in 2002); Danville, Kentucky; Cedar Rapids, Iowa; Lisle, Illinois and Bedford Heights, Ohio and leases manufacturing space in Warrensville Heights, Ohio.

         The Company's principal executive offices in Westfield, Massachusetts are leased from an entity beneficially owned by an officer and director of the Company. The Company also owns an office building in Holland, Ohio.

         In addition, the Company and certain of its subsidiaries lease other office space in various cities around the country for use as sales offices.

         Certain of the owned facilities are pledged as security for certain long-term debt instruments. See Property and Equipment, Note 5 to the Consolidated Financial Statements. See Note 18 relative to the plant closing announced in April, 2003.


Item 3 - LEGAL PROCEEDINGS

         The Company is not presently involved in any litigation that it believes could materially and adversely affect its financial condition or results of operations except as follows:

              The following proceedings involve claims related to the discharge of trichloroethylene (TCE) onto or into the soil of The Lockformer Company site in Lisle, Illinois and are discussed in Item 7 hereof, Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Note 13 to the Consolidated Financial Statements:

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

     Deborah Meyer, et al v. The Lockformer Company - Case No. 02C2672
                                                       (U.S.D.C. for N.D. Ill.)
     Filed April 12, 2002
     Principal Defendants: The Lockformer Company, division of Met-Coil Systems
        Corporation, Mestek, Inc. and Honeywell
     International, Inc.

     Anne Schreiber v. The Lockformer Company - Case No. 02C6097
                                                       (U.S.D.C. for N.D. Ill.)
     Filed August 27, 2002
     Principal Defendants: The Lockformer Company, division of Met-Coil Systems
        Corporation, Met-Coil Systems Corporation, Mestek,
     Inc. and Honeywell International, Inc.

     Virginia Hallmer v. The Lockformer Company - Case No. 02C7066
                                                       (U.S.D.C. for N.D. Ill.)
     Filed August 28, 2002
     Principal Defendants: The Lockformer Company, division of Met-Coil Systems
        Corporation, Mestek, Inc. and Honeywell
     International, Inc., Carlson Environmental, Inc.

     Denise Ann Ehrhart v. The Lockformer Company - Case No. 02C7068
                                                       (U.S.D.C. for N.D. Ill.)
     Filed August 28, 2002
     Principal Defendants: The Lockformer Company, division of Met-Coil Systems
        Corporation, Mestek, Inc. and Honeywell
     International, Inc., Carlson Environmental, Inc.

     Laura Wroble v. The Lockformer Company - Case No. 02C4992
                                                       (U.S.D.C. for N.D. Ill.)
     Filed July 15, 2002
     Principal Defendants: The Lockformer Company, division of Met-Coil Systems
        Corporation, Mestek, Inc. and Honeywell
     International, Inc.

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

         The Company has also been named in 28 outstanding asbestos-related products lawsuits. All of these suits seek to establish liability against the Company as successor to companies that may have manufactured, sold or distributed products containing asbestos materials or because the Company currently sells and distributes boilers, an industry that has been historically associated with asbestos-related products. However, the Company has never manufactured, sold or distributed any product containing asbestos materials. In addition, the Company believes it has valid defenses to all of the pending claims and vigorously contests that it is a successor to companies that may have manufactured, sold or distributed any product containing asbestos materials. However, the results of asbestos litigation have been unpredictable, and accordingly, an adverse decision or adverse decisions in these cases, individually or in the aggregate, could materially adversely affect the financial position and results of operation of the Company. The total requested damages in theses cases is approximately $3.2 billion. Thus far, however, the Company has had over 30 asbestos-related cases dismissed without any payment and it settled a group of ten asbestos-related cases for a de minimis value. Through December 31, 2002, the total costs of defending the approximately 50 current and previously dismissed cases has totaled less than $200,000.


Item 4 - SUBMISSION OF MATTER TO A VOTE OF THE SECURITY HOLDERS

         No matters were submitted to the security holders of the Company for a vote during the fourth quarter of 2002.
                                     PART II


Item 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is listed on the New York Stock Exchange, under the symbol MCC. The number of shareholders of record as of April 1, 2003 based on inquiries of the registrant's transfer agent was 981. For this purpose, shareholders whose shares are held by brokers on behalf of such shareholders (shares held in "street name") are not separately counted. The price range of the Company's common stock between January 1, 2002 and April 1, 2003 was between $17.40 and 18.37, and the closing price on April 1, 2003 was $18.37.

         The quarterly price ranges of the Company's common stock during 2002 and 2001 as reported in the consolidated transaction reporting system were as follows:

                                   PRICE RANGE

                                  2002                           2001
                                  ----                           ----
                           high          low             high             low

     First Quarter        $23.55        $22.18          $19.80           $16.56
     Second Quarter       $23.00        $18.27          $27.13           $19.50
     Third Quarter        $19.45        $17.99          $26.02           $19.90
     Fourth Quarter       $18.30        $17.80          $24.60           $23.11


         The Company has not paid any cash dividends on its common stock since 1979.

         No securities issued by the Company, other than common stock, are listed on a stock exchange or are publicly traded.

         The remaining information called for in the item relating to "Securities Authorized for Issuance under Equity Compensation Plans" is reported in Note 17 to the Consolidated Financial Statements and Supplementary Data (Item
8). With respect to 2002, no equity compensation plans have been or currently are submitted for stockholder approval.


Item 6 - SELECTED FINANCIAL DATA

         Selected financial data for the Company for each of the last five fiscal years is shown in the following table. Selected financial data reflecting the operations of acquired businesses is shown only for periods following the related acquisition. (2)


SUMMARY OF FINANCIAL POSITION as of December 31,

 (dollars in thousands except per share data)


                                 2002     2001      2000       1999       1998
                                 ----     ----      ----       ----       ----

Total Assets                  $220,301 $259,511  $293,489   $242,253   $205,143
Working capital                 52,141   45,978*   25,442*    63,340*    49,309*
Long-term debt,
     including current portion  11,666   30,182    63,658     34,791     13,188
Shareholders' equity           137,714  168,623*  162,872*   148,225*   133,192*
                               =======  ========  =========  ========   ========
Shareholders' equity
per common share (1)            $15.79   $19.33*   $18.63*    $16.92*    $14.98*
                                ======   =======   =======    =======    =======

SUMMARY OF OPERATIONS - for the year ended December 31,

 (dollars in thousands except per share data)

                                  2002      2001      2000      1999      1998
                                  ----      ----      ----      ----      ----

Revenues from
   Continuing Operations       $373,874  $394,103  $375,987  $328,145  $291,164
Income (Loss) from
   Continuing Operations         (1,071)   (2,633)*  15,984*   17,381*   13,467*
Cumulative Effect of a Change in Accounting
Principle-Goodwill Impairment   (29,334)      ---      ---       ---      ---
Discontinued Operations            ---      8,947       666       251     2,504
                               --------  ---------  -------- --------- --------
Net income                     ($30,405)   $6,314*  $16,650*  $17,632*  $15,971*
                               =========   ======   =======   =======   =======

Earnings (Loss) per common share:
Basic Earnings (Loss) per Common Share:
Continuing Operations            ($0.12)   ($0.30)*   $1.83*    $1.96*    $1.51*
Cumulative Effect of a Change in Accounting
Principle-Goodwill Impairment     (3.36)      ---       ---       ---      ---
Discontinued Operations             ---      1.02      0.07      0.03      0.28
                                  ------   -------    ------    ------    ------
Net (Loss) Income                ($3.48)    $0.72*    $1.90*    $1.99*    $1.79*
                                 =======   =======    ======    ======    ======

Diluted Earnings (Loss) Per Common Share
Continuing Operations            ($0.12)   ($0.30)*   $1.82*    $1.96*   $1.51*
Cumulative Effect of a Change in Accounting
Principle-Goodwill Impairment     (3.36)      ---       ---       ---      ---
Discontinued Operations            ---       1.02      0.08      0.03     0.28
                                 -------    -------   ------    ------   ------
Net (Loss) Income                ($3.48)    $0.72*    $1.90*    $1.99*   $1.79*
                                 =======    ======    ======    ======   =======

* as restated to reflect subsidiary stock options - Note 17 to the Consolidated Financial Statements.


(1) Equity per common share amounts are computed using the common shares outstanding as of December 31, 2002, 2001, 2000, 1999, and 1998.

(2) Includes the results of acquired companies or asset acquisitions from the date of such acquisition, as follows:

       King Company from December 31, 2001 Formtek Cleveland from July 2, 2001 Airtherm LLC from August 25, 2000 Louvers & Dampers, Inc. from June 30, 2000 Met-Coil Systems Corporation from June 3, 2000 B & K Rotary Machinery from February 10, 2000 Cesco Products from January 28, 2000 Air Clean Dampers from May 7, 1999 Anemostat from March 26, 1999 Boyertown Foundry Company from November 2, 1998
       Ruscio Brothers Industries, (RBI), from April 29, 1998


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


                      RETURN ON AVERAGE NET ASSETS EMPLOYED

                                2002, 2001, 2000

         The following analysis of the Company's Results of Operations focuses on the relationship of "Core Operating Profits", as defined below, (rather than Net Income) to Average Net Assets Employed, as defined below (rather than Shareholders' Equity). Management believes this focus, which is essentially an "enterprise value" point of view, is more useful to investors as it isolates and relates the Company's ongoing pre-tax, pre-interest, operating earnings to the total capital invested, whether debt or equity capital.

The Company's Operating Profits in 2002 and 2001, as reflected in the accompanying Consolidated Financial Statements, include disproportionately large Environmental Charges of $18,046,000 and $2,000,000 relating to a particular matter in 2002 and 2001, respectively, which are discussed separately herein and which are therefore excluded from the definition of "Core Operating Profits" as used herein. Core Operating Profits as used herein is defined as Operating Profits determined in accordance with Generally Accepted Accounting Principles, as reflected in the accompanying financial statements, plus the aforementioned Environmental Charges. Core Operating Profits are intended to be representative of the ongoing historical pretax, pre-interest, operating earnings stream contained in the Company's HVAC and Metal Forming businesses. The Environmental Charges which are excluded from the definition of Core Operating Profits relate to an isolated circumstance involving a release of pollutants at a location owned by a subsidiary prior to the acquisition of that subsidiary by the Company. Although comparable events could theoretically occur in the future, management believes that an analysis of the Company's results of operations independent of the costs related to this particular matter are beneficial to the reader. Management's intent in defining Core Operating Profits in this manner is to assist shareholders and other investors by separating the underlying operating earnings from "unusual" or otherwise anomalous events. The Company operates as a manufacturer in the HVAC (heating, ventilating, and air conditioning) and Metal Forming equipment market places. While subject to the effects of the business cycle, these are nonetheless mature industries characterized historically by evolutionary rather than sudden technological change and management believes therefore that its "Core Operating Profits" have historically been somewhat more predictable in nature than has been the case in other industries. It is not Management's intent to suggest that "unusual" or anomalous events will not in some form recur in the future, or that such prospects are not relevant to valuation, only that the isolation of "Core Operating Profits" in such mature industries is useful to investors in their evaluation of the Company's performance.

         "Core Operating Profits", as defined, represents a "Non-GAAP financial measure" which is reconcilable with the "Comparable GAAP financial measure", Operating Profits, as follows:

                                                              2002               2001            2000
                                                              ----               ----            ----
                                                                            (in thousands)
Core Operating Profits (Non GAAP financial measure)            $ 18,751       $ 13,592          $ 26,655
Less Environmental Charges                                     $ 18,046       $  2,000            ---
                                                               --------       --------      ------------
Operating Profits (Comparable GAAP financial measure)        $      705       $ 11,592 *        $ 26,655 *
                                                             ----------       ----------        ----------

         The Company's Return on Average Net Assets Employed, defined as Core Operating Profits, over Average Net Assets Employed From Continuing Operations (Total Assets less Current and Non Current Liabilities-other than Current and Non Current Portions of Long-Term Debt-averaged over 12 months) for the years 2002, 2001, and 2000 was as follows:

                                                              2002               2001            2000
                                                              ----               ----            ----
                                                                            (in thousands)

Core Operating Profits (Non GAAP financial measure)          $   18,751       $   13,592       $   26,655
Average Net Assets Employed from Continuing Operations        $ 167,440        $ 201,676        $ 186,398
                                                              ---------        ---------        ---------
Return on Average Net Assets Employed                             11.2%             6.7%             14.3%
                                                             ==========     ============      ============


* restated to reflect effect of subsidiary stock options - see Note 17 to the accompanying Consolidated Financial Statements.

Average Net Assets Employed from Continuing Operations in 2002 was reduced relative to 2001 due to the effect of the $29,334,000 net goodwill impairment charge recorded in accordance with FAS 142, as more fully described in Note 1 to the accompanying Consolidated Financial Statements, as of January 1, 2002.

         The improvement in overall Return on Average Net Assets Employed from 6.7% in 2001 to 11.2% in 2002 reflected two significant themes:

1. Successful efforts in 2002 in both the HVAC and Metal Forming segments to rationalize overhead costs in a declining marketplace while preserving essential product development programs.

2. Completion of certain manufacturing relocation projects undertaken in 2001 and 2002. These themes are explained in more detail in the analysis following


                             ANALYSIS: 2002 VS. 2001


HVAC SEGMENT:

         The Company's HVAC segment reported comparative results from continuing operations for 2002 and 2001 as follows:

                                                             2002          2002               2001        2001
                                                             ----          ----               ----        ----
                                                            ($000)           %               ($000)         %
                                                            ------        -------            ------      -------

     Net Sales                                             307,585          100.00%        $313,726        100.00%
     Gross Profit                                           93,176           30.29%          89,226         28.44%
     Operating Profits                                      21,801            7.08%          21,020 *        6.70%
     Average Net Assets Employed (ANAE)                    130,150                          135,816 *
     Return on ANAE                                         16.75%                           15.47%

* restated to reflect the effect of subsidiary stock options - see Note 17 to the accompanying Consolidated Financial Statements.

         For the year as a whole, excluding the effects of The King Company
(King) which was acquired on December 31, 2001, the HVAC Segment's revenues were down 4.79%, from $313,726,000 in 2001 to $298,674,000 in 2002, reflecting reduced sales of certain air conditioning, industrial, gas fired heating and air distribution products. The reduced revenues reflect the continuing downturn in the industrial, and to a lesser extent commercial, construction marketplace, the effects of certain factory relocations completed in 2002, and, in some cases, circumstances related to managerial changes made in 2002.

         The HVAC Segment's Air Control and Distribution Group continued to incur additional training and other costs in its Florence, Kentucky facility in 2002 after relocating certain products to that location in 2001. Significant product development programs, including laboratory work, remained ongoing in 2002 relative to the Anemostat and Applied Air business units as well contributing to higher engineering costs in the HVAC segment.

         Operating Profits for the Segment were reduced in 2001 by $636,000 of goodwill amortization. "Comparable" Operating Profits for the two years, therefore, were up only slightly. The improvement in "Comparable" Operating Profits, however occurred despite reduced Net Sales (after adjusting for the acquisition of King on December 31, 2001 as noted above) reflecting the HVAC Segment's success in 2002 in its efforts to reduce overhead in all areas, and control its investment in working capital.

         Sales of Omega Flex, Inc.'s TracPipe(R) flexible gas piping product and its patented connection system continued to grow in 2002 sustained by relatively strong single family and multi-family residential construction activity. TracPipe(R) is a corrugated stainless steel tubing product developed especially for use in the piping and installation of gas appliances.

         The businesses of the HVAC segment are highly competitive. The Company believes that it is the largest manufacturer of hydronic baseboard heating for residential and commercial purposes and is one of the three leading manufacturers of commercial and industrial gas-fired heating and air control products. The Company has established a substantial market position in the cast-iron boiler business through its acquisitions in 1991, 1992, and 1998. The Company has expanded its portfolio of air control and distribution products substantially over the last several years, largely by acquisition. Nevertheless, in all of the industries in which it competes, the Company has competitors with substantially greater manufacturing, sales, research and financial resources than the Company. Competition in these industries is based mainly on product offering, merchandising capability, service, quality, price and ability to meet customer requirements. The HVAC Segment believes that it has achieved and maintained its position as a substantial competitor in the HVAC industry largely through the strength of its extensive distribution network, the breadth of its product line and its ability to meet customer delivery and service requirements. Most of its competitors offer their products in some but not all of the industries served by the HVAC Segment.

         The HVAC industry in which the HVAC Segment operates has been characterized for many years by a gradual consolidation or "roll-up" process in which smaller companies, typically built around one or two niche products, are subsumed into the larger product family of more established HVAC companies. The HVAC Segment has grown incrementally over many years by internal growth and by adding complementary HVAC product lines via acquisition on a regular basis The HVAC Segment has acquired in this manner 21 companies since 1986 at an average transaction size of approximately $ 5 million. By design, the HVAC Segment's acquisition strategy has been to acquire complementary HVAC products in order to exploit specific marketing, distribution, manufacturing, product development and purchasing synergies. Management, accordingly, views and operates the HVAC Segment as a single cohesive business made up of a large number of mutually reinforcing HVAC product lines acquired over a number of years. Management views the present unsettled economic climate as an opportunity to acquire complementary products and believes the Company, as described in more detail in the Liquidity and Capital Structure section, is well positioned in this regard.


METAL FORMING SEGMENT:

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

         The Company's Metal Forming segment reported comparative results from continuing operations for 2002 and 2001 as follows:

                                                 2002              2002                 2001              2001
                                                 ----              ----                 ----              ----
                                                ($000)               %                 ($000)               %
                                                ------            -------              ------            -------


     Net Sales                                  $65,855         100.00%                 $79,755          100.00%
     Gross Profit                                15,975          24.25%                  14,419           18.08%
     Core Operating (Loss)
            (Non GAAP financial measure)         (2,492)         (3.78%)                 (5,659)          (7.10%)
     Average Net Assets Employed (ANAE)          36,943                                  65,598
     Return on ANAE                             (6.75%)                                 (8.63%)

         Core Operating (Loss), a non-GAAP financial measure, is reconcilable with Operating (Loss), the most directly comparable GAAP financial measure, as follows:

                                                                           2002                      2001
                                                                           ----                      ----
                                                                          ($000)                    ($000)
                                                                         ------                   --------


     Core Operating (Loss) (Non GAAP financial measure)                  ($2,492)                  ($5,659)
     Less Environmental Charges                                          (18,046)                   (2,000)
                                                                         --------                   -------
     Operating (Loss) Profits (Comparable GAAP financial measure)       ($20,538)                  ($7,659)
                                                                        =========                  ========

         The Metal Forming segment's products are capital goods used in the handling, forming and fabrication of sheet metal in various manufacturing applications including those in the auto, steel mill, steel service center, stamping and metal appliance and metal office furniture manufacturing industries, among others. As such, the segment's products are particularly susceptible to cyclical economic downturns such as that which continued throughout 2002. In addition, the events of September 11, 2001, in the opinion of management, have exacerbated the normal recessionary effects of the business cycle by virtue of their impact on consumer confidence which ultimately impacts the demand for capital goods. Reflecting these effects, Net Sales for the segment were down 17.4% from 2001 despite having a full year of operations at Formtek Cleveland, Inc. (f/k/a SNS Properties) which was acquired on July 2, 2001. If Net Sales were adjusted to incorporate Formtek Cleveland, Inc.'s 2001 pre-acquisition sales, Net Sales would be seen to have dropped 25.4%.

         Core Operating Profits (Loss) for the Segment in 2001 included $1,526,000 in goodwill amortization charges. "Comparable" Core Operating Profits
(Loss) therefore reflected an improvement from ($4,133,000) in 2001 to ($2,492,000) in 2002. The reduction in operating losses, despite substantially reduced sales, reflects the Metal Forming Segment's progress in 2002 in its efforts to rationalize overhead in all areas in order to adapt to the current market place for metal forming products worldwide.

         The backlog relating to the Metal Forming Segment at December 31, 2002 was approximately $23,118,000, compared to approximately $21,539,000 at December 31, 2001.

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

         The companies acquired by the Metal Forming Segment in the past were selected for their synergies with the existing metal forming franchises: complementary products and distribution channels, potential manufacturing synergies, shared technologies and engineering skills, potential purchasing synergies, common field service skills and organizations, and shared customer bases. The most significant synergistic theme has been the real and potential common customer base. To a large degree, any historical customer of one of the companies is a potential customer for any of the others. Exploiting this cross selling opportunity is a central factor in the creation of the Formtek family of metal forming products and underscores the Segment's goal of creating a single integrated metal forming solution provider for the metal forming marketplace worldwide. While the present economic downturn has significantly effected demand for the Segment's products, the Company remains committed to the strategic vision underlying the creation of the "Formtek Family of Metal-Forming Products."


CONSOLIDATED RESULTS:

         As a whole, the Company reported comparative results as follows:

                                                 2002              2002                 2001              2001
                                                 ----              ----                 ----              ----
                                                ($000)               %                 ($000)               %
                                                ------            -------              ------            -------

     Net Sales                                  373,874         100.00%                $394,103          100.00%
     Gross Profit                               109,331          29.24%                 103,676           26.30%
     Core Operating Profits
        (Non GAAP financial measure)             18,751           5.00%                  13,592 *          3.45%
     Average Net Assets Employed (ANAE)         167,440                                 201,676
     Return on ANAE                              11.2%                                   6.7%

* restated to give effect to subsidiary stock options -see Note 17 to the accompanying Consolidated Financial Statements.

         The improvement in Gross Profit margins overall reflects the successful efforts of the HVAC and Metal Forming segments to rationalize manufacturing overhead, as noted above.

         Sales expense for the Company as a whole, as a percentage of revenues, increased from 13.62% to 14.34% and General and Administrative expenses, as a percentage of revenues, increased slightly from 5.46% to 5.89%. In both cases spending was relatively flat in absolute terms with the percentage increases traceable to the 5.1% drop in Net Sales on a consolidated basis. Engineering expense, as a percentage of continuing revenues, increased from 3.31% to 4.00% reflecting increased product development costs, as noted above.

         Interest Expense decreased substantially in 2002, reflecting principally the effects of (1) reduced investments in inventory and accounts receivable as a result of reduced sales and ongoing inventory control efforts and (2) positive cash flow from operations which reduced debt overall, as discussed in more detail in the Liquidity and Capital Structure section herein.

         Income Tax Expense (Benefit) for 2002 on Income from Continuing Operations, as a percentage of pretax income (loss), differed substantially from the "expected" income tax expense due to the state income tax effects of losses in certain subsidiaries where state tax benefits from such losses are not available.

                             ANALYSIS: 2001 VS. 2000

HVAC SEGMENT:

         The Company's HVAC segment reported comparative results from continuing operations for 2001 and 2000 as follows:

                                                 2001            2001                   2000              2000
                                                 ----            ----                   ----              ----
                                                ($000)             %                   ($000)               %
                                                ------          -------                ------            -------


     Net Sales                                 $313,726           100.00%              $311,734          100.00%
     Gross Profit                                89,226            28.44%                92,405           29.64%
     Operating Profits                            21,020 *        6.70%                  22,831 *          7.32%
     Average Net Assets Employed (ANAE)         135,816                                 158,441
     Return on ANAE                              15.47%                                  14.41%

* restated to give effect to subsidiary stock options -see Note 17 to the accompanying Consolidated Financial Statements.

         For the year as a whole, excluding the effects of Airtherm, LLC which was acquired on August 25, 2000, the HVAC segment's revenues were up 1.3%, from $305,453,000 in 2000 to $309,405,000 in 2001, reflecting flat sales in most HVAC products, reduced sales of certain air conditioning, industrial and gas fired heating products and increased sales in boiler and air distribution products. Fourth quarter 2001 sales for the HVAC segment, however, were down 6.75%, reflecting the overall effect of "September 11, 2001" and underscoring the fact that total revenues for the HVAC segment had been down only 1%, excluding the effects of Airtherm, LLC, for the nine months ended September 30, 2001. Reduced sales of certain industrial and commercial gas-fired heating products reflected both a downturn in the market for these products--as distributors worked to reduce inventory levels--and disruptions traceable to technology changes in the design of gas-fired heating products.

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

         As a result of the factors mentioned above, the HVAC segment reported operating income of $21,020,000 in 2001, down 7.9% from the comparable figure in 2000.

         Sales of Omega Flex, Inc.'s TracPipe(R) flexible gas piping product and its patented connection system continued to grow in 2001 sustained by relatively strong single family and multi-family residential construction activity. TracPipe(R) is a corrugated stainless steel tubing product developed especially for use in the piping and installation of gas appliances.


METAL FORMING SEGMENT:

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

         The Company's Metal Forming segment reported comparative results from continuing operations for 2001 and 2000 as follows:

                                                 2001            2001                   2000              2000
                                                 ----            ----                   ----              ----
                                                ($000)             %                   ($000)               %
                                                ------          -------                ------            -------


     Net Sales                                  $79,755         100.00%                 $63,424          100.00%
     Gross Profit                                14,419          18.10%                  16,408           25.87%
     Core Operating (Loss) Profits
        (Non GAAP financial measure)             (5,659)         (7.10%)                  4,143            6.53%
     Average Net Assets Employed (ANAE)          65,598                                  43,235
     Return on ANAE                             (8.63%)                                   9.58%

         Core Operating (Loss) Profits, a non GAAP financial measure, is reconcilable with Operating (Loss) Profits, the most directly comparable GAAP financial measure as follows:

                                                                     2001                      2000
                                                                     ----                      ----
                                                                    ($000)                    ($000)
                                                                    ------                   --------

     Core Operating (Loss) Profits (Non GAAP financial measure)  ($ 5,659)                    $ 4,143
     Less Environmental Charges                                    (2,000)                       ----
                                                                   -------                    --------
     Operating (Loss) Profits (Comparable GAAP financial measure) ($7,659)                    $4,143
                                                                  ========                    ======

         The Metal Forming segment's products are capital goods used in the handling and forming of metal in various manufacturing applications including those in the auto, steel mill, steel service center, stamping and metal appliance and metal office furniture manufacturing industries. As such, the segment's products are particularly susceptible to cyclical economic downturns such as that which occurred throughout 2001. In addition, the events of September 11, 2001, in the opinion of management, exaggerated the normal recessionary effects of the business cycle in an unprecedented way. Exclusive of the effects of the Met-Coil and SNS acquisitions, revenues were down 31.8% for the year and 58.6% in the fourth quarter of 2001, illustrating an effect of the recession and the events of "September 11, 2001". Operating losses for the first three quarters of 2001 accounted for only approximately 5% of the segment's full year Operating Loss.

         The segment's Met-Coil business unit, in contrast to the other business units in this segment, reported only slightly reduced revenues in 2001 compared with the 12 months ended December 31, 2000 but reported substantially reduced gross profit margins reflecting in part significant pricing pressures in the marketplace for its products.

         During 2001, the Metal Forming segment undertook the consolidation of its Dahlstrom and B & K roll-forming businesses into the newly acquired SNS Properties, Inc. (recently renamed to Formtek Cleveland, Inc.) business. In connection with the consolidation, the segment incurred direct equipment and inventory moving expense, employee severance expense and other transition costs of approximately $813,000 related to the consolidation. In addition, operating losses (including effects related to the factors cited above, unexpected cost overruns, loss related to disposal of excess inventory, warranty expenses, employee incentive expense and unabsorbed burden and overhead) of approximately $1,577,000 were recorded in the Dahlstrom business. The industrial building in Schiller Park, Illinois formerly occupied by Dahlstrom was sold in 2002 at a nominal gain.

         The segment's backlog of approximately $21.6 million at December 31, 2001, was down from over approximately $39.0 million (including Formtek Cleveland as if acquired at December 31, 2000) at December 31, 2000.


CONSOLIDATED RESULTS:

         As a whole, the Company reported comparative results as follows:

                                                 2001              2001                 2000              2000
                                                 ----              ----                 ----              ----
                                                ($000)               %                 ($000)               %
                                                ------            -------              ------            -------


     Net Sales                                 $394,103           100.00%              $375,987          100.00%
     Gross Profit                               103,676            26.30%                108,802           28.94%
     Core Operating Profits
        (Non GAAP financial measure)             13,592             3.45%                26,655            7.09%
     Average Net Assets Employed (ANAE)          201,676*                               186,398*
     Return on ANAE                                6.7%                                   14.3%

         Core Operating Profits, a non GAAP financial measure, is reconcilable with Operating Profits, the most directly comparable GAAP financial measure as follows:

                                                                        2001                    2000
                                                                        ----                    ----
                                                                       ($000)                  ($000)
                                                                       ------                  ------

     Core Operating Profits (Non GAAP financial measure)              $13,592                 $26,655
     Less Environmental Charges                                        (2,000)                  ---
                                                                       -------                --------
     Operating Profits (Comparable GAAP financial measure)            $11,592*                $26,665*
                                                                      ========                ========

* restated to give effect to subsidiary stock options -see Note 17 to the accompanying Consolidated Financial Statements.

         Gross Profit and Core Operating Profit margins overall reflect the various negative effects of the product development, and factory relocation costs described above, as well as the dampening effect on demand for the Company's products resulting from the events of "September 11, 2001".

         Sales expense for the Company as a whole, as a percentage of continuing revenues, increased slightly from 13.24% to 13.62%. General and Administrative expenses, as a percentage of continuing revenues, increased slightly from 5.51% to 5.46% and Engineering expense, as a percentage of continuing revenues, also increased slightly from 3.10% to 3.31%. In all three cost areas these relatively small percentage increases are traceable to "top line" revenue shortfalls connected with the events of "September 11, 2001", among other reasons, as discussed above.

         Interest Expense decreased substantially in 2001, reflecting principally the effect of the divestiture of National Northeast Corporation on January 9, 2001, as more fully described in Note 3 to the Consolidated Financial Statements.

         Income Tax Expense (Benefit) for 2001 on Income from Continuing Operations, as a percentage of pretax income (loss), decreased from 37.8% to 35.7% due to the effects of losses in certain subsidiaries where state tax benefits from such losses are not available and also due to certain amortization charges reported in 2001 which are not deductible for tax purposes, as more fully explained in Note 10 to the Consolidated Financial Statements.


                    ANALYSIS: LIQUIDITY AND CAPITAL STRUCTURE


         Despite reporting a Net Loss of $30,405,000 for the year ended December 31, 2002, the Company's Working Capital improved from $45,978,000 at December 31, 2001 to $52,141,000 at December 31, 2002. This result is traceable most particularly to the reduction in Current Portion of Long Term Debt from $30 million at December 31, 2001 to $6.8 million at December 31, 2002, which in turn is traceable to (1) positive operating cash flows in 2002 and (2) reduced investments in Accounts Receivable (down by $4.4 million) and Inventory (down by $4 million), reflecting the downturn in revenues in the construction and capital goods marketplaces which affected the Company in 2002.

The following summarizes the principal changes in Working Capital in 2002:

                                                                Working Capital
                                                                 (in thousands)

   Balance at December 31, 2001                                     $45,978*
   Increased Environmental Reserves (net)                            (5,700)
   Debt reduction in excess of inventory and accounts receivable
      effects ( i.e. Positive cash flow)                             14,800
   Other non-cash effects net                                        (2,937)
                                                                    --------
   Balance at December 31, 2002                                      52,141
                                                                    =========

* restated to give effect to subsidiary stock options -see Note 17 to the accompanying Consolidated Financial Statements.

         While Long Term Debt increased in 2002 from $180,000 at December 31, 2001 to $4,891,000 at December 31, 2002, this is traceable largely to the $5.5 million Industrial Development Bond issued in April of 2002, as more fully explained in Note 8 to the accompanying Consolidated Financial Statements, to undertake a planned upgrade of the foundry equipment at the Company's subsidiary in Boyertown, Pennsylvania. The Company's Long-Term Debt to Equity ratio at December 31, 2002 is 3.6%, up from 0.1% at December 31, 2001. The Company regards its present relatively underleveraged capital structure as well suited to current business conditions. The Company believes it is well positioned to take advantage of any strategic acquisition opportunities which may become available in the present unsettled market conditions in the HVAC or Metal Forming industries.

         Management regards the Company's current capital structure and banking relationships as fully adequate to meet foreseeable future needs. The Company has not paid cash dividends on its common stock since 1979.

         As of December 31, 2002, the Company had approximately $60 million in remaining untapped credit capacity under its commercial bank lines of credit. The Company's interest coverage ratio for 2002, defined as operating earnings before interest, taxes, depreciation, amortization, and impairment charges (EBITDA) divided by gross interest expense was approximately 10.0 (ten times). The ratio of the Company's Funded Debt (Long-Term Debt plus Current Portion of Long-Term Debt) to Shareholders' Equity was 8.47% at December 31, 2002. The ratio of the Company's Funded Debt at December 31, 2002 to its 2002 EBITDA was 122.5% (1.225 times).

         The Company believes its liquidity position at December 31, 2002 is adequate to meet any foreseeable future needs. Nonetheless, as more fully explained in Note 8 to the Consolidated Financial Statements, the Company's commercial bank line with Fleet Bank is subject to a "review" in April 2003, and expires in April 2004. Its credit line with Chase-Morgan Bank is an "uncommitted" facility. Based upon its earning power and balance sheet position, however, the Company expects that it will renew its credit facilities on favorable terms as they mature, as it has done in the past.

         The Company has a number of contingent obligations which can be summarized as follows:

         The Company has guaranteed the obligations of CareCentric, Inc. to Wainwright Bank under its $6 million credit line agreement with the bank, as more fully described in Notes 6 and 13 to the Consolidated Financial Statements. The outstanding balance under CareCentric's credit line agreement at December 31, 2002 was $4,525,000. John E. Reed, the Company's Chairman and Chief Executive Officer is a shareholder and director of Wainwright Bank & Trust Company.

         The Company is obligated under Indemnity Agreements executed on behalf of 21 of the Company's Officers and Directors. Under the terms of the Agreement, the Company is contingently liable for costs which may be incurred by the Officers and Directors in connection with claims arising by reason of these individuals' roles as Officers and Directors.

         The Company is contingently liable under standby letters of credit totaling $5,375,000 issued principally in connection with its commercial insurance coverages. The level of insurance risk which the Company absorbs under its workers compensation and comprehensive general liability (including products liability) insurance programs increased substantially after October 1, 2001, largely as a result of the effects of "September 11, 2001" on the commercial insurance marketplace. For the policy year ending October 1, 2003 the Company retained liability for the first $500,000 per occurrence of comprehensive general liability claims (including products liability claims), subject to an agreed aggregate. In addition, the Company retained liability for the first $250,000 per occurrence of workers compensation coverage, subject to an agreed aggregate. The Company also retained liability for the first $10,000,000 of "excess" liability, on an occurrence and aggregate basis, with respect to both comprehensive general liability (including products liability) and workers compensation coverage.

         Adverse developments in any of the areas mentioned above could materially affect the Company's results of operations in any given year.

         The Company leases several manufacturing facilities and its corporate headquarters from Related Parties, as more fully disclosed in Note 11 to the Consolidated Financial Statements.

Contractual Obligation and Commercial Commitments

         The Company's contractual obligations under debt agreements and lease agreements are summarized in the following table and are more fully explained in Notes 8, 11, and 13 to the Consolidated Financial Statements.

                                                            Payments Due by Period

Contractual Obligations                       Total         Less than        1-3             4-5           After 5
                                                             1 year         years           years           year

Long-Term Debt                              $11,666         $6,775          $1,094         $1,074         $2,723
Operating Leases                             11,839          3,382           4,437          2,434          1,586
                                           --------          -----         -------        -------        -------
Total Contractual Cash Obligations          $23,505        $10,157          $5,531         $3,508         $4,309
                                            =======        =======          ======         ======         ======

         The Company's commercial commitments under letters of credit and guarantees are illustrated in the following table. The letters of credit totaling $5,375,000 at December 31, 2002 related principally to the Company's commercial insurance programs, as are more fully explained above and in Note13 to the Consolidated Financial Statements. The guarantee of $6,000,000 relates to the Company's guarantee of the obligations of CareCentric, Inc., under its commercial bank secured line of credit, as more fully explained in Note 13 to the Consolidated Financial Statements. These Standby Letters of Credit are reflected in the `Over 5 Years' column as they are open-ended commitments not subject to a fixed expiration date. All guarantees may be extended by the Company for longer periods.

                                                            Payments Due by Period

Other Commercial Commitments                  Total         Less than        1-3             4-5           After 5
                                                             1 year         years           years           year

Standby Letters of Credit                $5,375,000             $0              $0             $0     $5,375,000
Guarantee                                 6,000,000      6,000,000               0              0              0
                                          ---------      ---------               -              -    -----------
Total Commercial Commitments            $11,375,000     $6,000,000              $0             $0     $5,375,000
                                        ===========     ==========              ==             ==     ==========


Recent Accounting Pronouncements

     The FASB issued FAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, effective for fiscal years beginning May 15, 2002 or later that rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, FASB Statement No. 64, Extinguishments of Debt made to satisfy sinking-fund requirement, and FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FAS No. 4 and FAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company does not believe adopting FAS 145 will have a material impact on its Consolidated Financial Statements.

         In July 2002, the FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. FAS No. 146 is based on the fundamental principle that a liability for a cost associated with an exit or disposal activity should be recorded when it (1) is incurred, that is, when it meets the definition of a liability in FASB Concepts Statement No. 6, Elements of Financial Statements, and (2) can be measured at fair value. The principal reason for issuing FAS No. 146 is the Board's belief that some liabilities for costs associated with exit or disposal activities that entities record under current accounting pronouncements, in particular EITF Issue 94-3, do not meet the definition of a liability. FAS No. 146 nullifies EITF Issue 94-3; thus, it will have a significant effect on practice because commitment to an exit or disposal plan no longer will be a sufficient basis for recording a liability for costs related to those activities. FAS No. 146 is effective for exit and disposal activities initiated after December 31, 2002. Early application is encouraged; however, previously issued financial statements may not be restated. An entity would continue to apply the provisions of EITF Issue 94-3 to an exit activity that is initiated under an exit plan that met the criteria of EITF Issue 94-3 before the entity initially applied FAS No. 146. The Company does not believe adopting FAS No. 146 will have a material impact on its Consolidated Financial Statements.

         In November 2002, FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement No. 5, 57, and 107 and Rescission of FASB Interpretation No. 3 (FIN 45). FIN 45 clarifies the requirement of FAS No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 covers guarantee contracts that have any of the following four characteristics: (a) contracts that continently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, a liability, or an equity security of the guaranteed party (e.g., financial and market value guarantees), (b) contract that contingently require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligation agreement (performance guarantees), (c) indemnification agreements that contingently require the indemnifying party (guarantor) to make payments to the indemnified party (guaranteed party) based on changes in an underlying that is related to an asset, a liability, or an equity security of the indemnified party, such as an adverse judgment in a lawsuit or the imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law, and
(d) indirect guarantees of the indebtedness of others. FIN 45 specifically excludes certain guarantee contracts from its scope. Additionally, certain guarantees are not subject to FIN 45's provisions for initial recognition and measurement but are subject to its disclosure requirements. The initial recognition and measurement provisions are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for our annual financial statements for the year ended December 31, 2002. See Note 13 to the accompanying Consolidated Financial Statements.

         In December 2002, the FASB issued FAS No. 148, Accounting for Stock Based Compensation--Transition and Disclosure, an amendment to FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, FAS No. 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial reporting. For entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation, the transition provisions are effective for fiscal years ending after December 15, 2002. For all other companies, the disclosure provisions and the amendment to APB No. 28 are effective for interim periods beginning after December 15, 2002. The Company is currently reviewing this statement to determine its effect on its Consolidated Financial Statements.

         In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the impact of FIN 46 on its equity investments described in Note 6 to the accompanying Consolidated Financial Statements.


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

Permitting Activities

         The Company is engaged in various matters with respect to obtaining, amending or renewing permits required under Environmental Laws to operate each of its manufacturing facilities. Based on the information presently available to it, management does not believe that the denial of any currently pending permit application will have a material adverse effect on the Company's financial position or the results of operations.

Claims Alleging Releases of Hazardous Materials

         As disclosed in previous filings, the Lockformer Company ("Lockformer"), a division of the Company's second tier subsidiary, Met-Coil Systems Corporation ("Met-Coil"), announced on May 22, 2002, that it had reached a settlement with members of the class of plaintiffs in a suit filed in the United States District Court for the Northern District of Illinois entitled LeClercq, et al. vs. The Lockformer Company, et al. The case involved property damages asserted on behalf of a group of approximately 187 homeowners within the class area, due to the presence of trichloroethylene (TCE) contamination in the immediate vicinity of Lockformer's manufacturing facility in Lisle, Illinois. Without admitting liability, Lockformer agreed to pay class members approximately $10 million to resolve the matter. The settlement incorporates the terms of a previously announced Interim Agreed Order between Lockformer and the Attorney General for the State of Illinois under which Lockformer agreed to pay for the costs of hookup to a public water supply for each of the homes of Class members who have, or otherwise would have, incurred such costs. The Company accrued a $1.3 million liability as of March 31, 2002 in respect of this portion of the settlement, and an offsetting insurance recovery receivable of this same amount. The balance of the May 22, 2002, $10,000,000 settlement, $8,700,000, was reflected in results of operations for the three months ended June 30, 2002. Met-Coil is pursuing an action in the United States District Court for the Northern District of Illinois for contribution from 11 other known industrial users of TCE in the vicinity, whose disposal practices may have contributed to the contamination experienced by some or all of the members of the plaintiff class.

         As disclosed in previous filings, a second class of residents, in a neighborhood not located in the immediate vicinity of Lockformer's manufacturing facility, has filed a class action complaint against Mestek and its subsidiary, Met-Coil, (Mejdrech, et al. v. The Lockformer Company, filed in the United States District Court for the Northern District of Illinois) on grounds similar to those alleged in the LeClercq action described above. The Mejdrech class was certified on August 12, 2002. Based upon the evidence currently available to them, Mestek and Met-Coil believe they have valid defenses to the above action and are therefore vigorously contesting the Mejdrech claim. Management believes that this case is different from the LeClercq action by reason of, among other things; the absence, to management's knowledge, of any concentrations of TCE in private wells in the Mejdrech class area equal to or greater than 5 parts per billion, the TCE contamination limit set forth by the United States Environmental Protection Agency (the "EPA"), and also by reason of the greater distance this class is from the Lockformer facility, and the presence of numerous other potential TCE sources in closer proximity to the Mejdrech class area. The Mejdrech class seeks damages for diminution of property values and nuisance, as well as punitive damages, and both Mestek and Met-Coil expect to be able to present expert testimony refuting allegations of significant property damages or nuisance, as well as lack of punitive conduct. Other than an allegation of damages in excess of the Federal Court diversity jurisdictional amount of $75,000, no specific demand for monetary relief has been made.

         In another action, owners of eight homes not included in the LeClercq or Mejdrech actions have filed suit against Met-Coil, alleging property damage and nuisance by reason of alleged contamination of their properties and drinking water wells and seeking punitive damages as well. In each of these cases with the exception of one, no TCE has, to management's knowledge, been detected in any of plaintiffs' wells, and in the single case of TCE detection (in a well serving a home a considerable distance away from the other plaintiffs' residences and located in the LeClercq Class area discussed above) it is management's understanding that the detected TCE concentrations were below the maximum TCE contamination level specified by the EPA. In addition, Met-Coil expects to be able to present expert testimony refuting allegations of significant property damages or nuisance or punitive conduct. Other than an allegation of damages in excess of the State Superior Court jurisdictional amount of $50,000, no specific demand for monetary relief has been made in any pleading.

         In six separate actions, ten individual plaintiffs have filed suits against Mestek and Met-Coil (collectively, the "Defendants") alleging in each case personal injury and/or fear of future illness (and, in one case, wrongful death) related to the release of TCE into drinking water and seeking punitive damages as well. In each of these cases, TCE concentrations in alleged sources of ingestion allegedly causing illness were to the best of management's knowledge, either not detected at all (with respect to three plaintiffs) or detected in low concentrations below the maximum TCE contamination level specified by the EPA. Also, in all of these cases, Defendants' initial discussions with scientific experts (toxicologists and physicians) lead Defendants to the conclusions that valid and persuasive defenses as to a lack of causal connection between the TCE exposure, if any, and the alleged illnesses of plaintiffs can be presented. None of these lawsuits, except for Schreiber v. The Lockformer Company, et al, described below, contain any "ad damnum" or specific damages demands, other than to state that the amount in controversy exceeds the statutory requirement of $75,000 in the Federal court cases, and in those cases initially brought in state court, in excess of an Illinois statutory requirement of damages in excess of $50,000 to gain access to the jurisdiction of the Superior Court of DuPage County. The case of Schreiber v. The Lockformer Company, et al, alleges compensatory damages "in excess of $1,000,000" and asks for punitive damages "in excess of $1,000,000."

         In accordance with SAB Topic 5Y, with respect to all of the above described pending cases, management believes that a material loss, while possible, cannot be estimated in amount at this time, due to the complexity and uncertainty of the litigation proceedings and remediation procedures. As additional information becomes available to the Company, the Company may be better able to either estimate a range of exposure, with appropriate reserves taken, or continue to believe that no such estimation is either appropriate or possible.

         In general, with respect to all of the above described pending cases Mestek, to the extent that it is a defendant, and Met-Coil believe they have valid defenses to all of the pending claims and are contesting them vigorously. However, the results of litigation are inherently unpredictable, and accordingly, in any of the above actions, if the plaintiffs were to obtain a verdict of liability against Met-Coil or Mestek from a court of competent jurisdiction and assessments of significant damages, including punitive damages, such decisions, or a settlement to avoid such a decision, could, individually or in the aggregate, materially adversely affect the financial position and results from operations of Met-Coil, and, conceivably, the financial position and results of operations of the Company.

         In addition, there can be no assurance that future claims for personal injury or property damage will not be asserted by other plaintiffs against Met-Coil and Mestek with respect to the Lockformer site and facility.

         Met-Coil borrowed $5.5 million from a commercial bank on July 26, 2002, as more fully disclosed in Note 8 to the Consolidated Financial Statements to partially fund the $10 million LeClerq settlement described above. Met-Coil is presently pursuing additional bank financing to fund the remediation efforts required at its Lisle, Illinois site as described further herein. While such efforts are being undertaken, Mestek has made available to Met-Coil a $4,500,000 secured term credit facility for purposes of site remediation and a $2,500,000 secured revolving line of credit for operational requirements. There can be no assurance however, that Met-Coil will be able to meet its obligations in relation to the remediation Work Plan, as described further herein, or to fund other costs related to the various actions described herein as they occur without additional financing. There can be no assurance that Met-Coil will be able to obtain such financing on terms that are acceptable to it, or at all.

         Met-Coil has settled its insurance coverage issues with a number of its historic insurers as to the above claims. Met-Coil is pursuing additional insurance coverage litigation against several other carriers in an effort to recoup additional un-reimbursed defense costs and settlement amounts incurred in the above-described matters. Included in Other Current Assets as of December 31, 2002 is a $625,000 receivable from one of these insurers relating to the settlement of certain coverage litigation. At least three other carriers remain as potentially having liability for defense or indemnification costs, two of whom have agreed, under reservation of rights, to reimburse Met-Coil for a portion of the defense costs of the Mejdrech action described above. Another carrier has agreed, also under reservation of rights, to reimburse Met-Coil for a portion of the defense cost of certain of the personal injury cases. However, these insurers continue to contest their liability, and the outcome of the coverage litigation remains uncertain at this time. As of December 31, 2002 insurance settlements covered approximately 58 percent of Met-Coil's costs of defense and settlement in these related matters. There is no assurance that this level, or any level, of insurance contribution will be sustained going forward. Consistent with EITF 93-5, the Company has treated insurance recoveries, whether of defense costs or in relation to indemnity obligations, on a cash basis - except where settlements that are not subject to further litigation have been reached with insurance carriers as of quarter end or year end, in which cases receivables have been appropriately accrued. Such recoveries have been applied to reduce the net environmental expense recorded in the related period.

         Met-Coil recorded expenses in 2002 related to the environmental matters affecting its Lisle, Illinois manufacturing facility totaling $18,046,000. These expenses are made up of the following:

  Settlement of property damage litigation (LeClerq et al) $10,000,000 Charges related to the remediation of the Lisle, Illinois site 7,000,000 Legal, Environmental Consulting, and other costs incurred
    net of insurance recoveries                                  1,046,000
                                                               ------------
                  Total                                        $18,046,000
                                                               ===========

Potentially Responsible Parties (PRP) Actions
         Lisle, Illinois:

         Met-Coil has received final approval of the Work Plan for remediation of the Lisle, Illinois site from the United State Environmental Protection Agency ("EPA") and awaits approval from the Illinois Environmental Protection Agency ("IEPA"). On the basis of the EPA approved Work Plan and a better understanding of the costs related to achieving that Plan, Met-Coil added $3.5 million to its remediation reserve in relation to this matter, as of December 31, 2002, bringing the balance to $7,700,000, reflecting gross cumulative accruals of $10,000,000 less cumulative spending through December 31, 2002 of $2,300,000. In light of the remaining uncertainties surrounding the effectiveness of the available remediation technologies and the future potential changes in remedial objectives and standards, still further reserves may be needed in the future with respect to the remediation of the Lisle site. The complexity of aforementioned factors makes it impossible to further estimate any additional costs.

         Having paid for public water supply hook-up for houses in the immediate vicinity of the Lisle manufacturing facility, remediation going forward will consist primarily of on-site, soil-related work in two designated areas, principally by means of electric resistive heating and soil vapor extraction, based upon the Work Plan submitted to the EPA and the IEPA, (and conditionally approved as of the date of this report by the EPA only), and soil and groundwater remediation in a third area, also on-site, by means of soil vapor extraction and groundwater filtration. Based on current proposals from contractors for Areas 1 and 2, electric resistive heating and soil vapor extraction, and based on environmental consultant estimates for Area 3, Soil Vapor Extraction, Groundwater Remediation and overall site air monitoring, miscellaneous construction, electricity, filtering and sampling, Met-Coil has reserved, as noted above, an estimate of $7,700,000 as of December 31, 2002 for this on-site work to be performed by third party contractors. The remediation in Areas 1 and 2 is intended to achieve a "technologically feasible" target level of remediation which is subject to continuing re-evaluation. The IEPA has not agreed, as of the date of this report, to any specific target level of remediation.

         Any additional off-site remediation costs are not determinable at this time and remain a contingency pending the resolution of the issue of whether Met-Coil has liability for TCE contamination beyond areas for which settlement has already been reached

         The Illinois Attorney General, in an action disclosed in previous filings and brought in the Superior Court of DuPage County, Illinois, on behalf of the State of Illinois, the IEPA and other governmental agencies, is seeking to have Met-Coil pay for the cost of connecting approximately 175 households in the Mejdrech class action area (discussed below) to public water supplies, and pay for the State's response and investigatory costs in this action and civil penalties. No specific monetary claim for damages or relief is made in the pleadings in this action. Met-Coil is in negotiations with the Illinois Attorney General on this matter. There is insufficient information available to management at this time to provide an opinion as to the outcome of these discussions. In accordance with SAB Topic 5Y, and based on recent discussions and estimations by the Attorney General's office as to its current and future costs of litigation (which Met-Coil agreed to reimburse in an Agreed Order), Met-Coil has reserved $1,000,000, as of December 31, 2002, in the accompanying Consolidated Financial Statements. As additional information and expert opinions become available to Met-Coil, it may be better able to either revise its estimate of the range of exposure, with appropriate revision to reserves taken, or continue to believe that no such revision is either required or estimate possible.

         In addition to the Lisle, Illinois site, the Company has been named or contacted by state authorities and/or the EPA regarding the Company's liability as a PRP for the remediation of two other sites described below. The potential liability of the Company is based upon records that show the Company or other corporations from whom the Company acquired assets used the sites for the disposal of hazardous waste pursuant to third party agreements with the operators of such sites, which sites were authorized to accept hazardous wastes for disposal in compliance with applicable regulations. Such PRP actions generally arise when the operator of a site lacks the financial ability to address compliance with environmental laws and with decisions and orders affecting the site in a timely and effective manner and the governmental authority responsible for the site then looks to the past users of the facility and their successors to address the costs of remediation of the site.

         In High Point, North Carolina, the Company has been named as a PRP with regard to the clean up of groundwater contamination allegedly due to dumping at a landfill. The Company believes that its activity at the site represented less than one percent of all activity at the site. State authorities have received for review a report on the Remedial Investigation of the site, a base-line Risk Assessment, and a Feasibility Study of the alternative remedial options for treating groundwater contamination at or near the site. The North Carolina Department of Environment and Natural Resources ("DENR") has not issued its remaining formal comments on these documents, nor has a final remedial alternative yet been selected or approved. Supplemental remedial investigation has been requested and the final Site Investigation Report should be completed during the first quarter of 2003. The Company continues to participate in a joint defense group to help define and limit its liabilities and may be required to contribute to the remediation of groundwater contamination.

         The Company (along with many other corporations) is involved in PRP actions for the remediation of a site in Southington, Connecticut, as a result of the EPA's preliminary assignment of derivative responsibility for the presence of hazardous materials attributable to two other corporations from whom the Company purchased assets after the hazardous materials had been disposed of at the Southington site. The Company participated as part of a joint defense group in a "de minimis settlement" with EPA concerning soil remediation at the Southington, Connecticut site, while the issue of further ground water investigation at the site was postponed by the EPA in 1998, pending the soil remediation. Currently, Monitored Natural Attenuation ("MNA") and a landfill cap are being evaluated as remedial alternatives for groundwater contamination at the site. The landfill cap has been installed, but its effectiveness has not yet been determined. Likewise, more study must be performed by the environmental consultant hired by the joint defense group to support the evaluation of the potential for MNA to control future dissolved volatile organic compound migration at this site. The Company paid its eighth assessment to the joint defense group in the amount of $300 in the first quarter of 2003.

         The Company continues to investigate both of these matters. Given the information presently known, no estimation can be made of any liability which the Company may have with respect to these matters. Based on the information presently available to it, the Company does not believe that either matter will be material to the Company's financial position or results of operations.

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

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions related to revenue recognition, accounts receivable valuations, inventory valuations, goodwill valuation, intangible asset valuations, warranty costs, product liability costs, environmental reserves, investments, and accounting for income taxes. Actual amounts could differ significantly from these estimates.

         Our critical accounting policies are described in more detail as follows:

         Revenue Recognition

                  The company's revenue recognition activities relate almost entirely to the manufacture and sale of heating, ventilating and air conditioning (HVAC) equipment and metal forming equipment. Under generally accepted accounting principles, revenues are considered to have been earned when the company has substantially accomplished what it must do to be entitled to the benefits represented by the revenues. With respect to sales of the Company's HVAC or metal forming equipment, the following criteria represent preconditions to the recognition of revenue:

                  Persuasive evidence of an arrangement must exist. Delivery has occurred or services rendered. The sales price to the customer is fixed or determinable. Collection is reasonably assured.

         Environmental Reserves

                  As discussed more fully in Note 13 to the Consolidated Financial Statements, Mestek and its subsidiary, Met-Coil Systems Corporation (Met-Coil), are defendants in various environmental litigation matters relating to alleged releases of pollutants by Met-Coil prior to its acquisition by the Company on June 3, 2000. These matters require the Company to establish estimates related to the outcome of various litigation matters as well as estimates related to soil and groundwater remediation costs, both of which are inherently judgmental and subject to change on an ongoing basis.

         Investments

As discussed more fully in Note 6 to the Consolidated Financial Statements, the Company has certain investments in CareCentric, Inc. (CareCentric) which it has historically accounted for on the equity method. On March 29, 2002, the Company transferred certain voting rights to John E. Reed, its Chairman and CEO, in the context of a refinancing transaction under which both the Company and John E. Reed invested additional monies in CareCentric. As a result of the transfer of votes the Company determined that it no longer had "significant influence" relative to CareCentric, as defined in APB 18 and EITF 98-13, and, accordingly, adopted the cost method of accounting for its investments in CareCentric subsequent to that date.

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

         Product Liability Reserves

As explained in more detail in Note 13 to the Consolidated Financial Statements, the Company has absorbed significantly higher levels of insurance risk subsequent to September 11, 2001 due to the effects of September 11, 2001 on pricing in the commercial insurance marketplace. As a result, the Company must establish estimates relative to the outcome of various product liability and general liability matters which are inherently judgmental and subject to ongoing change.

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

         Goodwill and Intangible Assets

Effective January 1, 2002, the Company adopted the provisions of FAS No. 142, "Goodwill and Other Intangible Assets". This statement affects the Company's treatment of goodwill and other intangible assets. The statement required that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within the statement's criteria. Intangible assets with finite useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminable lives will cease.

                  The Company completed the first step of the transitional goodwill impairment test during the six months ended June 30, 2002 based on the amount of goodwill as of the beginning of fiscal year 2002, as required by FAS No. 142. The Company performed a valuation to determine the fair value of each of the reporting units. Based on the results of the first step of the transitional goodwill impairment test, the Company determined that goodwill impairment existed as of January 1, 2002, in the Company's Metal Forming segment, which the Company has determined constitutes a "reporting unit" under FAS 142. The Company completed undertaking the second step of the transitional goodwill impairment test and reported a charge for goodwill impairment as explained more fully in Note 1 to the accompanying Consolidated Financial Statements, net of a related tax benefit, of $29,334,000.

         Warranty

The Company provides for the estimated cost of product warranties at the time revenue is recognized based upon estimated costs historical and industry experience, and anticipated in-warranty failure rates. While the Company engages in product quality programs and processes, the Company's warranty obligation is affected by product failure rates, and repair or replacement costs incurred in correcting a product failure. Should actual product failure rates and repair or replacement costs differ from estimates based on historical experience, revisions to the estimated warranty liability may be required.

         Accounting for Income Taxes

                  The preparation of the Company's Consolidated Financial Statements requires it to estimate its income taxes in each of the jurisdictions in which it operates, including those outside the United States which may be subject to certain risks that ordinarily would not be expected in the United States. The income tax accounting process involves estimating its actual current exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation and equity method gains and losses, for tax and accounting purposes. These differences result in the recognition of deferred tax assets and liabilities. The Company must then record a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Significant management judgment is required in determining its provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. In the event that actual results differ from these estimates or the company adjusts these estimates in future periods it may need to adjust its valuation allowance which could materially impact its financial position and results of operations.


Item 7A. QUANTITIVE AND QUALITATIVE MARKET RISKS

The Company's operations are sensitive to a number of market factors, any one of which could materially adversely effect its results of operations in any given year:

         Construction activity--The Company's largest segment, its Heating, Ventilating, and Air Conditioning (HVAC) segment, is directly affected and its other segment, Metal Forming, is indirectly affected by commercial construction projects and residential housing starts. Relatively lower interest rates in 2002 and strong institutional activity helped prevent what might otherwise have been a more pronounced recessionary effect. Significant increases in interest rates or reductions in construction activity in future periods, however, could be expected to adversely effect the Company's revenues, possibly materially.

         Manufacturing Activity--The Company's Metal Forming segment, as a manufacturer of capital goods used in other manufacturing processes, is subject to significant cyclicality based upon factory utilization. The Company's Metal Forming segment provides equipment used to hold, uncoil, straighten, form, bend, cut, and otherwise handle metal used in manufacturing operations; all activities likely to be adversely effected in recessionary periods. The level of manufacturing activity in the automotive, steel processing, metal furniture, and stamping industries, are particularly relevant to this segment since its products are typically purchased to upgrade or expand existing equipment or facilities. Expectations of future business activity are also particularly relevant. Activity in this segment continues to be significantly effected by the events of September 11, 2001, as be discussed more fully in Note 14 to the accompanying Consolidated Financial Statements.

         Credit Availability--Although interest rates trended lower in 2002, reflecting the Federal Reserve's more liberal monetary policy during this period, credit availability has, in management's view, somewhat tightened for marginal business borrowers. As the Company's customer base includes many small to medium sized businesses, this has adversely effected the Company's sales.

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

         Supply Disruptions--The Company uses a wide variety of materials in the manufacture of its products, such as copper, aluminum and steel, as well as electrical and mechanical components, controls, motors and other products. Management believes at present that it has adequate sources of supply for its raw materials and components (subject to the "sole source" risks described above under Purchasing Practices) and has not had significant difficulty in obtaining the raw materials, component parts or finished goods from its suppliers. No industry segment of the Company is dependent on a single supplier, the loss of which would have a material adverse effect on its business.

         Commodity Risks--The purchase raw material commodities and is at risk for fluctuations in the market price of those commodities. In connection with the purchase of major commodities, principally copper and aluminum for manufacturing requirements, The Company enters into commodity forward agreements to effectively hedge the cost of the commodity. This forward approach is done for a portion of the Company's requirements, while the balance of the transactions required for these two commodities are conducted in the cash market. The forward agreements require the Company to accept delivery of the commodity in the quantities committed, at the agreed upon forward price, and within the timeframe specified. The cash market transactions are executed at the Company's discretion and at current market prices. In addition to the raw material cost strategy described above, the Company enters into fixed pricing agreements for the fabrication charges necessary to convert these commodities into useable product.

         Interest Rate Sensitivity--The Company's borrowings are largely Libor or Prime Rate based. The Company believes that a 100 basis-point increase in its cost of funds would not have a material affect on the Company's financial statements taken as a whole. Interest rates are nonetheless significant to the Company as a participant in the construction and capital goods industries. (See Construction Activity, Manufacturing Activity and Credit Availability above.)

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders of Mestek, Inc.

         We have audited the accompanying consolidated balance sheets of Mestek, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and comprehensive loss, and cash flows for each of the years in the three year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mestek, Inc. and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

         As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. As discussed in Note 17, the Company's consolidated financial statements have been restated to reflect the application of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" to its subsidiary, Omega Flex Inc.'s stock option plan.

         We have also audited Schedule II of Mestek, Inc. and subsidiaries for each of the three years in the period ended December 31, 2002. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/  Grant Thornton LLP




Boston, Massachusetts
March 7, 2003 (except for Note 18, as to which the date is April 9, 2003)

                                  MESTEK, INC.
                           CONSOLIDATED BALANCE SHEETS
                               As of December 31,



                                                                            2002                      2001
                                                                            ----                      ----
                                                                                       As Restated - see Note 17
                                                                               (Dollars in thousands)

ASSETS


Current Assets

    Cash and Cash Equivalents                                        $     2,675               $     2,315
    Accounts Receivable - less allowances of,
      $3,230 and $4,239 respectively                                      53,503                    57,944
    Inventories                                                           60,587                    64,588
    Deferred Tax Asset                                                     6,087                     3,131
    Other Current Assets                                                   5,285                     7,609
                                                                      ----------                ----------

    Total Current Assets                                                 128,137                   135,587

  Property and Equipment - net                                            56,605                    58,334
  Deferred Tax Asset                                                       3,701                     2,314
  Other Assets and Deferred Charges - net                                  5,786                     5,844
  Excess of Cost over Net Assets of Acquired Companies-net                26,072                    57,432
                                                                      ----------                ----------

  Total Assets                                                         $ 220,301                 $ 259,511
                                                                       =========                 =========












See Accompanying Notes to Consolidated Financial Statements

                                  MESTEK, INC.
                     CONSOLIDATED BALANCE SHEETS (continued)
                               As of December 31,


                                                                            2002                      2001
                                                                            ----                      ----
                                                                                         As Restated - see Note 17
                                                                               (Dollars in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current Portion of Long-Term Debt                                    $  6,775                 $  30,002
   Accounts Payable                                                       16,643                    17,687
   Accrued Compensation                                                    8,614                     6,904
   Accrued Commissions                                                     2,011                     2,307
   Reserve for Equity Investment Losses                                    6,000                     6,000
   Customer Deposits                                                       6,763                     5,177
   Accrued Employee Benefits                                               8,456                     7,276
   Environmental Reserves                                                  7,700                     2,000
   Other Accrued Liabilities                                              13,034                    12,256
                                                                        --------                  --------

       Total Current Liabilities                                          75,996                    89,609

Long-Term Debt                                                             4,891                       180
Pension Obligation                                                           558                     ---
Other Liabilities                                                             45                        14
                                                                     -----------                ----------

       Total Liabilities                                                  81,490                    89,803
                                                                        --------                  --------

Minority Interests                                                         1,097                     1,085
                                                                      ----------                ----------

Shareholders' Equity:
   Common Stock - no par, stated value $0.05 per share,
     9,610,135 shares issued                                                 479                       479
   Paid in Capital                                                        15,434                    15,434
   Retained Earnings                                                     133,796                   164,201
   Treasury Shares, at cost, 888,532 common shares                       (10,101)                  (10,101)
   Other Comprehensive Loss                                               (1,894)                   (1,390)
                                                                        ---------                 ---------

   Total Shareholders' Equity                                            137,714                   168,623
                                                                        --------                  --------

     Total Liabilities and Shareholders' Equity                        $ 220,301                 $ 259,511
                                                                       =========                 =========





See Accompanying Notes to Consolidated Financial Statements.

                                  MESTEK, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the years ended December 31,

                                                              2002                  2001                  2000
                                                              ----                  ----                  ----
                                                                              (As Restated      (As Restated
                                                                              see Note 17)      see Note 17)
                                                      (Dollars in thousands, Except Earnings Per Common Share)

Net Sales                                               $  373,874            $  394,103              $  375,987

Cost of Goods Sold                                         264,543               290,427                 267,185
                                                           -------               -------                 -------

     Gross Profit                                          109,331               103,676                 108,802

Selling Expense                                             53,566                53,693                  49,782
General and Administrative Expense                          22,022                21,549                  20,707
Engineering Expense                                         14,992                13,068                  11,658
Environmental Charges                                       18,046                 2,000                  ---
Restructuring and Other Charges                            ---                     1,774                      ---
                                                     ---------             -------------                  -----------

     Operating Profit                                          705                11,592                  26,655

Equity Loss in Investee                                    ---                   (14,908)                  ---
Interest Income                                                404                   674                     792
Interest Expense                                              (964)               (1,396)                 (1,912)
Other Income (Expense), Net                                   (350)                  (60)                    149
                                                         ----------             ---------               --------

Income (Loss) from Continuing Operations Before Income Taxes  (205)               (4,098)                 25,684

Income Taxes (Expense) Benefit                                (866)                1,465                  (9,700)
                                                         ----------              -------                ---------

Income (Loss) from Continuing Operations                    (1,071)               (2,633)                 15,984
                                                          ---------             ---------                 ------

Discontinued Operations (see Note 3):
     Gain on Sale of Discontinued Operation                ---                    16,446               ---
     Applicable Income Tax Expense                         ---                    (7,499)              ---
                                                       -----------              ---------          -----------
     Net Gain on Sale of Discontinued Operation            ---                     8,947               ---
                                                       -----------              --------           -----------

     Income from Operations of
         Discontinued Segments Before Taxes                ---                       ---                   1,227
     Applicable Income Tax Expense                         ---                     ---                      (561)
                                                       -----------               -------                    -----
     Income from Operations of Discontinued Segments       ---                     ---                       666
                                                       -----------               -------                     ---

Cumulative Effect of a Change in Accounting Principle:  (See Notes 1 and 7)
     Gross Impairment (Expense)                            (31,633)                  ---                     ---
     Tax Benefit                                             2,299                 ---                     ---
                                                          --------               -------                 -------
     Net Impairment (Expense)                              (29,334)                ---                     ---
                                                           --------              -------                 -------

Net (Loss) Income                                         ($30,405)             $  6,314               $  16,650
                                                         ==========             ========               =========

Basic (Loss) Earnings per Common Share:
     Continuing Operations                               ($    0.12)           ($    0.30)             $     1.83
     Discontinued Operations                                 ---                     1.02                    0.07
     Cumulative Effect of a Change in Accounting Principle    (3.36)             ---                       ---
                                                           ---------         -----------               ---------
     Net (Loss) Income                                      ($ 3.48)            $    0.72               $    1.90
                                                          ==========            =========               =========

Basic Weighted Average Shares Outstanding                    8,722                 8,723                   8,744
                                                         =========             =========               =========

Diluted (Loss) Earnings Per Common Share
     Continuing Operations                               ($    0.12)           ($    0.30)              $    1.82
     Discontinued Operations                                 ---                     1.02                    0.08
     Cumulative Effect of a Change in Accounting Principle    (3.36)             ---                       ---
                                                           ---------         -----------               ---------
     Net (Loss) Income                                      ($ 3.48)            $    0.72               $    1.90
                                                          ==========            =========               =========

Diluted Weighted Average Shares Outstanding                  8,722                 8,765                   8,760
                                                         =========             =========              ==========

See Accompanying Notes to Consolidated Financial Statements.

MESTEK, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS For the years ended December 31, 2002, 2001, and 2000



                                                                                                  Accumulated Other
                                           Common     Paid In        Retained       Treasury      Comprehensive
(Dollars in Thousands)                     Stock      Capital        Earnings     Shares        (Loss)                 Total
----------------------                     ------     -------        --------      ---------     ------                ------
                                                                     (As Restated
                                                                     see Note 17)


Balance - December 31, 1999                $479       $15,434        $142,788       ($9,393)        ($1,083)           $148,225

Net Income                                                             16,650                                            16,650
Cumulative Translation Adjustment                                                                      (112)               (112)
                                                                                                                       ----------
    Net Comprehensive Income                                                                                             16,538
                                                                                                                       ----------
Dividends Paid in MCS, Inc. Common Stock                               (1,551)                                           (1,551)
Common Stock Repurchased                                                               (340)                               (340)
                                           -----      --------       ---------      ---------       ----------         ----------
Balance - December 31, 2000                $479       $15,434        $157,887       ($9,733)        ($1,195)           $162,872

Net Income                                                              6,314                                             6,314
Cumulative Translation Adjustment                                                                      (195)               (195)
                                                                                                                       ----------
    Net Comprehensive Income                                                                                              6,119
                                                                                                                       ----------
Common Stock Repurchased                                                                (368)                              (368)
                                           -----      --------       --------       ---------       --------           ----------
Balance - December 31, 2001                $479       $15,434        $164,201       ($10,101)       ($1,390)           $168,623

Net (Loss)                                                            (30,405)                                          (30,405)
Additional Minimum Liability
    Defined Benefit Plan--Net of Tax                                                                   (559)               (559)
Cumulative Translation Adjustment                                                                        55                  55
                                                                                                                       ----------
    Net Comprehensive (Loss)                                                                                            (30,909)
                                           -----      --------       ---------      ---------       --------           ----------

Balance - December 31, 2002                $479       $15,434        $133,796       ($10,101)       ($1,894)           $137,714
                                           =====      ========       =========      =========       ========           ==========

See Accompanying Notes to Consolidated Financial Statements

                                  MESTEK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the years ended December 31,

                                                                     2002                2001               2000
                                                                     ----                ----               ----
                                                                                  (As Restated      (As Restated
                                                                                  see Note 17)      see Note 17)
                                                                                 (Dollars in thousands)

Cash Flows from Operating Activities:
   Net Income                                                   ($ 30,405)            $ 6,314           $ 16,650
Adjustments to Reconcile Net Income to
     Net Cash Provided by Operating Activities:
   Cumulative Effect of Change in Accounting Principle             29,334                 ---                ---
   Depreciation and Amortization                                    8,818               9,269             12,779
   Provision for Losses on Accounts
     Receivable, net of write-offs                                 (1,009)                735                119
   Net Change in Minority Interests net of
     effects of acquisitions and dispositions                          12                  47               (171)
   Equity Loss in Investee                                            ---              14,908                ---
   Gain on Sale of National Northeast                                 ---             (16,446)               ---
   Changes in assets and liabilities net of
     effects of acquisitions and dispositions:
   Accounts Receivable                                              5,450               4,788              5,909
   Inventory                                                        4,001               5,708             (2,922)
   Accounts Payable                                                (1,044)             (2,928)              (166)
   Other Liabilities                                               12,987             (10,011)             2,079
   Other Assets                                                    (2,582)             (1,136)               460
                                                              ------------         -----------         ---------
Net Cash Provided by Operating Activities                          25,562              11,248             34,737
                                                               ----------           ---------           --------

Cash Flows from Investing Activities:
   Disposition of National Northeast, Inc. (see Note 3)               ---              44,619                ---
   Capital Expenditures                                            (7,526)             (2,692)            (6,979)
   Proceeds from sale of fixed assets                                 785                 ---                ---
   Acquisition of Businesses and Other
     Assets, Net of Cash Acquired                                     ---             (17,600)           (45,636)
   Investment in CareCentric, Inc.                                 ---                 (1,638)            (6,850)
                                                                ---------            ---------         ----------

Net Cash (Used in) Provided by Investing Activities                (6,741)             22,689            (59,465)
                                                                 ---------           --------          ----------

Cash Flows from Financing Activities:
   Net (Payments) Borrowings Under
     Revolving Credit Agreement                                   (22,747)            (33,454)            28,959
   Principal Payments Under Long
     Term Debt Obligations                                         (1,281)                (22)            (5,830)
   Proceeds from Issuance of Long Term Debt                         5,512                 ---                 ---
   Repurchase of Common Stock                                      ---                   (368)               (340)
                                                                ---------            ---------          ----------

Net Cash (Used In) Provided by Financing Activities               (18,516)            (33,844)             22,789
                                                                ----------         -----------          ---------

Net Increase (Decrease) in Cash and Cash Equivalents                  305                  93              (1,939)
Translation effect on cash                                             55                (195)               (112)
Cash and Cash Equivalents - Beginning of Year                       2,315               2,417               4,468
                                                                 --------            --------           ---------

Cash and Cash Equivalents - End of Year                         $   2,675           $   2,315           $   2,417
                                                                =========           =========           =========



See Accompanying Notes to Consolidated Financial Statements.

                                  MESTEK, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         The Consolidated Financial Statements include the accounts of Mestek, Inc. (Mestek) and its wholly owned subsidiaries (collectively the "Company"). All material inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, the financial statements include all material adjustments, necessary for a fair presentation of the Company's financial position, results of operations and cash flows.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions related to revenue recognition, accounts receivable valuations, inventory valuations, goodwill valuation, intangible asset valuations, warranty costs, environmental reserves, investments, and accounting for income taxes. Actual amounts could differ significantly from these estimates.

Revenue Recognition

         The Company's revenue recognition activities relate almost entirely to the manufacture and sale of heating, ventilating and air conditioning (HVAC) equipment and metal forming equipment. Under generally accepted accounting principles, revenues are considered to have been earned when the Company has substantially accomplished what it must do to be entitled to the benefits represented by the revenues. With respect to sales of the Company's HVAC or metal forming equipment, the following criteria represent preconditions to the recognition of revenue:

         Persuasive evidence of an arrangement must exist. Delivery has occurred or services rendered. The sales price to the customer is fixed or determinable. Collection is reasonably assured.


Cash Equivalents

         The Company considers all highly liquid investments with a remaining maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents include investments in an institutional money market fund, which invests in U.S. Treasury bills, notes and bonds, and/or repurchase agreements, backed by such obligations.

Inventories

         Inventories are valued at the lower of cost or market. Cost of inventories is principally determined by the last-in, first-out (LIFO) method. Approximately 84% and 82% of the cost of inventories were determined on the basis of the LIFO method for the years ended December 31, 2002 and 2001, respectively.

Property and Equipment

         Property and equipment are carried at cost. Depreciation and amortization are computed using the straight-line and accelerated methods over the estimated useful lives of the assets or, for leasehold improvements, the life of the lease, if shorter. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant improvements are capitalized.

Excess of Cost Over Net Assets of Acquired Companies (Goodwill)

         Through December 31, 2001, the Company amortized Goodwill on the straight-line basis over the estimated period to be benefited, typically 25 years. The Company continually evaluated the carrying value of Goodwill in accordance with FAS 121 prior to December 31, 2001. Any impairments are recognized in accordance with the appropriate accounting standards.

         The Financial Accounting Standards Board (FASB) issued FAS 141, Business Combinations and FAS 142, Goodwill and Intangible Assets in 2001. FAS 141 is effective for all business combinations completed after June 30, 2001. FAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of FAS
142. Major provisions of these Statements and their effective dates for the Company are as follows: (i) all business combinations initiated after June 30, 2001 must use the purchase method of accounting (the pooling of interest method of accounting is prohibited except for transactions initiated before July 1,
2001) (ii) intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability, (iii) goodwill and intangible assets with indefinite lives acquired after June 30, 2001 will not be amortized, (iv) effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives are no longer be subject to amortization, (v) effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator, and (vi) all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

         Accordingly, the Company ceased recording amortization of goodwill and intangible assets with indefinite lives effective January 1, 2002. In addition, the Company completed the first step of the transitional goodwill impairment test during the three months ended June 30, 2002 based on the amount of goodwill as of the beginning of fiscal year 2002, as required by FAS 142. The Company performed a valuation to determine the fair value of each of the reporting units. Based on the results of the first step of the transitional goodwill impairment test, the Company determined that goodwill impairment existed as of January 1, 2002, in the Company's Metal Forming segment, which the Company determined constituted a "reporting unit" under FAS 142.

         The Company's analysis under Step Two of FAS 142 indicated that the Metal Forming segment's goodwill was impaired as of January 1, 2002 in the amount of $31,633,000 as reflected in the accompanying Statement of Operations for the year ended December 31, 2002. The effect of the impairment is treated in the accompanying financial statements as relating to the three-month period ending March 31, 2002. The related tax benefit, $2,299,000, is substantially lower than what would be expected on the basis of statutory rates due to the fact that the majority of the goodwill impaired has a zero basis for tax purposes as a result of having been acquired in stock rather than asset purchase transactions. See Note 10.

         The acquisition of the stock of SNS Properties, Inc. on July 2, 2001, as more fully described in Note 2, resulted in Goodwill of approximately $7,668,000, which, in accordance with FAS 142, is not being amortized. Accumulated amortization (including goodwill impairments) of goodwill and other intangibles was $40,083,000 and $8,098,000 at December 31, 2002 and 2001,
respectively. See Note 7.


Advertising Expense

         Advertising costs are charged to operations as incurred. Such charges aggregated $5,039,000, $5,184,000, and $4,337,000, for the years ended December 31, 2002, 2001, and 2000, respectively.

Research and Development Expense

         Research and development expenses are charged to operations as incurred. Such charges aggregated $5,332,000, $4,977,000, and $3,482,000, for the years-ended December 31, 2002, 2001, and 2000, respectively.

Treasury Shares

         Common stock held in the Company's treasury has been recorded at cost.

Earnings per Common Share

         Basic earnings per share have been computed using the weighted average number of common shares outstanding. Common stock options of the Company, as more fully described in Note 17, were considered in the computation of diluted earnings per share, except when such effect would be antidilutive.

         The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, ("FAS No. 123"). As permitted by the statement, the Company has chosen to continue to account for stock-based compensations using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25. Accordingly, no compensation expense has been recognized for its stock-based compensation plan.

         Had the fair value method of accounting been applied to the Company's stock option plan, with compensation cost for the Plan determined on the basis of the fair value of the options at the grant date, the Company's net income and earnings per share would have been as follows (in thousands except EPS data):

                                                                            Years Ended
                                                    December 31,           December 31,           December 31
                                                        2002                   2001                  2000

    Net (loss) income - as reported                ($30,405)                $6,314*                16,650*
    Net (loss) income - pro forma                  ($30,541)                $6,215*                16,475*

    Basic (Loss) Earnings per share - as reported    ($3.48)                $0.72*                 $1.90*
    (Loss) Earnings per share - pro forma            ($3.50)                 $0.71*                 $1.88*

* restated to reflect cost of subsidiary stock options - See Note 17

         The application of FAS 123 for pro forma disclosure may not be representative of future effects of applying the statement.

Currency Translation

         Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at exchange rates prevailing on the balance sheet date. The Statement of Operations is translated at average exchange rates. Net foreign currency transactions are reported in the results of operations in U.S. dollars at average exchange rates. Adjustments resulting from the translation of financial statements are excluded from the determination of income and are accumulated in a separate component of shareholders' equity.

Income Taxes

         Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain.

Other Comprehensive (Loss) Income

         For the years ended December 31, 2002, 2001, and 2000, respectively, the components of Other Comprehensive (Loss) Income consisted of foreign currency translation adjustments and an additional minimum liability from a defined benefit pension plan, as more fully explained in Note 12.

Reclassification

         Reclassifications are made periodically to previously issued financial statements to conform to the current year presentation.

New Accounting Pronouncements

     The FASB issued FAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, effective for fiscal years beginning May 15, 2002 or later that rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, FASB Statement No. 64, Extinguishments of Debt made to satisfy sinking-fund requirement, and FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FAS No. 4 and FAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company does not believe adopting FAS 145 will have a material impact on its Consolidated Financial Statements.

         In July 2002, the FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which relates to accounting for plant shutdowns, restructuring and other such costs. FAS No. 146 is based on the fundamental principle that a liability for a cost associated with an exit or disposal activity should be recorded when it (1) is incurred, that is, when it meets the definition of a liability in FASB Concepts Statement No. 6, Elements of Financial Statements, and (2) can be measured at fair value. The principal reason for issuing FAS No. 146 is the Board's belief that some liabilities for costs associated with exit or disposal activities that entities record under current accounting pronouncements, in particular EITF Issue 94-3, do not meet the definition of a liability. FAS No. 146 nullifies EITF Issue 94-3; thus, it will have a significant effect on practice because commitment to an exit or disposal plan no longer will be a sufficient basis for recording a liability for costs related to those activities. FAS No. 146 is effective for exit and disposal activities initiated after December 31, 2002. Early application is encouraged; however, previously issued financial statements may not be restated. An entity would continue to apply the provisions of EITF Issue 94-3 to an exit activity that is initiated under an exit plan that met the criteria of EITF Issue 94-3 before the entity initially applied FAS No. 146. The Company does not believe adopting FAS No. 146 will have a material impact on its Consolidated Financial Statements.

         In November 2002, FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement No. 5, 57, and 107 and Rescission of FASB Interpretation No. 3 (FIN 45). FIN 45 clarifies the requirement of FAS No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 covers guarantee contracts that have any of the following four characteristics: (a) contracts that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying obligation that is related to an asset, a liability, or an equity security of the guaranteed party (e.g., financial and market value guarantees),
(b) contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligation agreement (performance guarantees), (c) indemnification agreements that contingently require the indemnifying party (guarantor) to make payments to the indemnified party (guaranteed party) based on changes in an underlying obligations that is related to an asset, a liability, or an equity security of the indemnified party, such as an adverse judgment in a lawsuit or the imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law, and (d) indirect guarantees of the indebtedness of others. FIN 45 specifically excludes certain guarantee contracts from its scope. Additionally, certain guarantees are not subject to FIN 45's provisions for initial recognition and measurement, but are subject to its disclosure requirements. The initial recognition and measurement provisions are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for the Company's annual financial statements for the year ended December 31, 2002. See Note 13.

         In December 2002, the FASB issued FAS No. 148, Accounting for Stock Based Compensation--Transition and Disclosure, an amendment to FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of FASB Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, FAS No. 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial reporting. For entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation, the transition provisions are effective for fiscal years ending after December 15, 2002. For all other companies, the disclosure provisions and the amendment to APB No. 28 are effective for interim periods beginning after December 15, 2002. The Company is currently reviewing this statement to determine its effect on its Consolidated Financial Statements.

         In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the impact of FIN 46 on its equity investments described in Note 6.


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

         On August 25, 2000 the Company, through a 75% owned subsidiary, Airtherm LLC, acquired substantially all of the operating assets of Airtherm Manufacturing Company, a Missouri corporation, and Airtherm Products, Inc., an Arkansas corporation, except the real property owned by these companies, for approximately $3,815,000, including assumed liabilities of $101,000. No goodwill was recorded in the transaction. The Company accounted for the transaction under the purchase method of accounting. The Company acquired an option at that time to acquire the remaining 25% of Airtherm LLC membership interests it did not own for $2,000,000, subject to certain downward adjustments. The Company exercised its option to acquire the membership interests in September of 2001 and the amount paid was recorded as goodwill in connection with the acquisition of Airtherm. In connection with the transaction, the Company also loaned $1,550,000 to an unrelated company, which acquired two manufacturing facilities owned by the sellers. The loan was evidenced by a $750,000 promissory note, which bore interest at 7% and was scheduled to mature on August 31, 2002 and an $800,000 promissory note which bore interest at 7% and was scheduled to mature on August 31, 2002. The notes were secured in each case by the related manufacturing facilities and were included in other current assets and other assets, respectively, as of December 31, 2000. The notes were paid off in September of 2001.

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

         Pro forma unaudited results of operations for 2000, reflecting a hypothetical acquisition date for Met-Coil of January 1, 2000 are as follows:
                                        2000
                              (dollars in thousands)

  Total Revenues                      $395,238
  Net Income *                          17,096

  Diluted Earnings Per Share *           $1.95

* restated to reflect cost of subsidiary stock options - See Note 17

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

         On January 28, 2000, the Company acquired substantially all of the operating assets of Wolfram, Inc. d/b/a Cesco Products ("Cesco") located in Minneapolis, Minnesota. Cesco manufactured vertical and horizontal louvers; controls and fire/smoke dampers; gravity ventilators, louver penthouses and walk-in access doors for the HVAC industry at its location in Minneapolis, Minnesota. The Cesco products are complementary to the Company's existing louver and damper businesses. The purchase price paid for the assets acquired was approximately $6,425,000, including assumed liabilities of approximately $1,051,000. The Company accounted for this acquisition under the purchase method of accounting and accordingly recorded goodwill of approximately $2,700,000.


3. BUSINESS DISPOSITIONS

National Northeast Corporation

         On January 9, 2001 the Company completed the sale of its subsidiary, National Northeast Corporation ("National"), an aluminum extruder and heat sink fabricator, to Alpha Technologies Group, Inc. ("Alpha") for a total cash consideration of $49.9 million. The Company's net pre-tax gain, after accounting for the minority interest and related costs of sale, was approximately $16.4 million. The Income Tax Expense recorded in respect of the gain is higher than would be suggested by applying statutory rates to the gain recorded for accounting purposes due principally to the fact that, as part of the agreement for sale, the Company agreed to make on behalf of Alpha an election under Internal Revenue Code Section 338(h)10 which requires that the Company treat the transaction for tax purposes as a deemed sale of 100% of National's assets, the negative tax consequences of which inure to the Company. The Company has accounted for the transaction as a Gain on Disposal of Discontinued Operations in accordance with APB30.

         The operations of National are separately reported in accordance with APB30 in the accompanying Consolidated Statements of Income for the years 2001 and 2000, under the heading Income From Discontinued Operations. National was formerly included in the Company's Metal Products segment. Interest expense has been allocated to the operations of National based on indebtedness related to the Company's investment in National during 2001 and 2000. Corporate General & Administrative expenses originally allocated to National totaling $428,000 for the year 2000 have been reallocated to the Company's continuing operations in accordance with APB30. Revenues for National were $37,474,000 for the year 2000.

         Summarized financial information for the discontinued National operations is as follows:

                                                                    Year ended
                                                                      2000
                                                                 (in thousands)

         Operating Revenues                                          $37,474

         Income before Provision for Income Taxes                     $1,705

         Income from Discontinued Operations
              Net of Income Tax                                         $977

                                                                    Year ended
                                                                      2000
                                                                 (in thousands)

         Current Assets                                               $9,736
         Total Assets                                                $34,453

         Current Liabilities                                          $2,495
         Total Liabilities                                            $4,572

         Net Assets of Discontinued Operations                       $29,881

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

         The company's continuing investments in CareCentric subsequent to March 7, 2000 are described in Note 6, Equity Investments.

Summarized financial information for the discontinued MCS operations, is as follows:

                                   Year ended
                                      2000
                                 (in thousands)

         Operating Revenues                                      $1,701

         Income (Loss) from Discontinued Operations
              before Provision for Income Taxes (Benefit)        ($478)

         Income from Discontinued Operations
              Net of Income Tax                                  ($310)


4. INVENTORIES

         Inventories consisted of the following at December 31:

                                           2002                       2001
                                           ----                       ----
                                                    (in thousands)

         Finished Goods                  $16,699                    $18,664
         Work-in-progress                 18,908                     17,910
         Raw materials                    32,236                     34,790
                                          ------                     ------
                                          67,843                     71,364
         Less provision for LIFO
           method of valuation            (7,256)                    (6,776)
                                          -------                    -------
                                         $60,587                     $64,588
                                         ========                    =======

5. PROPERTY AND EQUIPMENT

       Property and equipment consisted of the following at December 31:

                                                             Depreciation and
                                                             Amortization Est.
                                      2002         2001       Useful Lives
                                      ----         ----
                                          (in thousands)

      Land                           $4,577       $4,899
      Buildings                      26,027       26,582        19-39 Years
      Leasehold Improvements          4,879        4,843        15-39 Years
      Equipment                      95,671       90,285         3-10 Years
                                    -------      -------
                                    131,154      126,609
       Accumulated Depreciation     (74,549)     (68,275)
                                    --------     --------
                                    $56,605      $58,334
                                    =======      =======

         The above amounts include $1,340,000 and $2,511,000 at December 31, 2002 and 2001, respectively, in assets that had not yet been placed in service by the Company. No depreciation was recorded in the related periods for these assets.

         Depreciation and amortization expense related to continuing operations was $8,818,000 $9,269,000, and $9,985,000 for the years ended December 31, 2002,
2001, and 2000, respectively.


6. EQUITY INVESTMENTS

CareCentric, Inc. (CareCentric):

         In March of 2002, the Company made an offer proposing to make available to CareCentric up to $1.1 million of short-term financing to assist CareCentric with its near term working capital needs. Coincident with Mestek's offer, John
E. Reed, the Company's Chairman and CEO, made an offer proposing to make available to CareCentric approximately $900,000 of short-term financing as well. In connection with these offers the Company transferred to John E. Reed, effective March 29, 2002, certain of its voting and other rights associated with the Series B Preferred Stock of CareCentric held by the Company. As a result of this transfer, the Company no longer has significant influence over CareCentric and, accordingly, has discontinued accounting for this investment under the Equity Method of Accounting subsequent to March 29, 2002.

         Pursuant to the offer made by the Company in March, on July 1, 2002, the Company exchanged certain investments in CareCentric, Inc. (CareCentric) for certain other securities pursuant to a Re-capitalization and Refinancing Transaction (the Transaction) approved by the shareholders of CareCentric on June 6, 2002 and the Board of Directors of Mestek on April 15, 2002. As a result of the Transaction, the Company agreed to extend its guaranty of CareCentric's $6.0 million line of credit from Wainwright Bank and Trust Company until June 30, 2003 and surrendered or canceled the following:(i) a Warrant to purchase 104,712 shares of common stock of CareCentric; (ii) two short term notes totaling $884,883 from CareCentric; (iii) two interest notes totaling $1,059,059; (iv) 850,000 shares of CareCentric Series C Preferred stock with 170,000 votes attributable thereto; (v) the obligation to repay $1,092,000 advanced to CareCentric; (vi) the obligation to repay $114,117 advanced to CareCentric; and (vii) options to purchase up to 159,573 shares of common stock of CareCentric. In exchange for the foregoing, the Company received the following: (i) a secured, subordinated, convertible term promissory note (the "Note") in the amount of $4,000,000 convertible into common stock of CareCentric, Inc. at $1.00 per share and bearing interest a 6.25% and maturing on July 1, 2007; (ii) a convertibility feature on the Company's existing 5,600,000 shares of CareCentric Series B Preferred Stock, convertible at an exchange rate of 1.072 shares of common stock for each share of Series B Preferred Stock; and (iii) 890,396 existing warrants re-priced to purchase Care Centric common stock at $1.00 per share, for a period extended until June 15, 2004. Except for cash advances made in the second quarter of 2002 totaling $963,000, and $129,000 advanced on July 1, 2002, (which advances have now been re-financed as part of the Note), the above assets were carried on the Company's balance sheet as of June 30, 2002 at a zero valuation reflecting the effect of cumulative equity method losses. Accordingly, the Note will be carried for accounting purposes at a basis of $1,092,000, reflecting the cash advances noted above. The Company will continue to monitor these advances for collectibility and make any valuation adjustments appropriate in accordance in the with FAS 114, Accounting by Creditors for Impairment of a Loan. See also Note 13.

         Pursuant to the offer made by John E. Reed in March of 2002, on July 1, 2002, John E. Reed exchanged certain investments in CareCentric, Inc. for certain other securities pursuant to the Re-capitalization and Refinancing Transaction (the Transaction) described above. As a result of the transaction, John E. Reed surrendered certain notes receivable and other advances totaling approximately $3.555 million and received in return a $3.555 million secured convertible note maturing on July 1, 2007 and bearing interest at 6.25%. The conversion feature reflects an exercise price of $1 per share of CareCentric common. In addition, 398,406 shares of CareCentric's Series D Preferred Stock held by Mr. Reed were made convertible into CareCentric common at an exchange rate of 2.51 shares of common stock per share of Series D Preferred Stock. The Company's Note, described in the previous paragraph, is subordinated to the $3,555,000 facility owed by CareCentric to John E. Reed and also to a $600,000 Note Payable to an unrelated third party.

The H. B. Smith Company, Inc. (HBS):

         The Company's investment in HBS common stock through a subsidiary is carried at a zero balance reflecting the Company's equity in HBS' cumulative losses in prior years. The Company has a note receivable from HBS carried at a value of $1,264,000 as of December 31, 2002, which bears interest at 5.5% and matures on December 31, 2005. The face value of the note is $1,659,000 and is secured by a second security interest in substantially all of HBS's operating assets and certain real property of HBS. The Company has no obligation to fund future HBS operating losses. The Company purchases certain products under a Supply Agreement and purchases certain services under a Manufacturing Agreement, both through a subsidiary.


7. GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF FAS 142

         As explained more fully in Note 1, the Company ceased amortization of goodwill and intangible assets with indefinite lives effective January 1, 2002. The following table presents net income on an adjusted basis by adding back goodwill amortization, which had primarily been recorded as a cost of sale item, to get Adjusted Net Income, and then adding back the Cumulative Effect of a Change in Accounting Principle to derive Adjusted Net (Loss) Income before Cumulative Effect of a change in Accounting Principle for both periods.

                                                                      For the Period Ended
                                                                           December 31
                                                                     2002                      2001
                                                                     ----                      ----
                                                  (dollars in thousands, except for earnings per share amounts)

Reported Net (Loss) Income                                       ($30,405)                   $6,314 *
Add back:  Goodwill Amortization                                    ---                       1,340
                                                               ----------                   -------
Adjusted Net (Loss) Income                                        (30,405)                    7,654
Cumulative Effect of a Change
     in Accounting Principle                                       29,334                    ----
                                                                   ------                 ---------
Adjusted Net (Loss) Income before Cumulative Effect of a Change
         in Accounting Principle                                  ($1,071)                   $7,654
                                                                  ========                =========

Basic (Loss) Earning per Share                                      ($3.48)                    $0.72 *
Add back:  Goodwill Amortization                                    ---                         0.15
                                                               ----------                       ----
Adjusted Net (Loss) Income                                          ($3.48)                    $0.87
Cumulative Effect of a Change
     in Accounting Principle                                          3.36                      ---
                                                                  --------                  ---------
Adjusted Net (Loss) Income before Cumulative Effect of a Change
     in Accounting Principle                                        ($0.12)                    $0.87
                                                                    =======                    -----

Diluted (Loss) Earning per Share                                    ($3.48)                    $0.72 *
Add back:  Goodwill Amortization                                     ---                        0.15
                                                                -----------                     ----
Adjusted Net (Loss) Income                                          ($3.48)                    $0.87
Cumulative Effect of a Change
     in Accounting Principle                                          3.36                      ---
                                                                   -------                   --------
Adjusted Net (Loss) Income before Cumulative
Effect of a Change in Accounting Principle                          ($0.12)                    $0.87
                                                                    =======                    -----

Accumulated amortization of goodwill and other intangibles was $40,083,000 and $8,098,000 at December 31, 2002 and December 31, 2001, respectively.

* restated to reflect cost of subsidiary stock options - See Note 17

8. LONG TERM DEBT

Long-Term Debt consisted of the following at December 31:

                                                         2002                       2001
                                                         ----                       ----
                                                                  (in thousands)

Revolving Loan Agreement                                  $763                    $23,510
Notes Payable                                            5,500                      6,000
Industrial Development Bond                              5,403                     ---
Other Bonds and Notes Payable                           ---                           672
                                                  ------------                  ---------

                                                        11,666                     30,182
         Less Current Maturities                        (6,775)                   (30,002)
                                                         ------                    -------
                                                   $     4,891                  $     180
                                                   ===========                  =========

         Revolving Loan Agreement - The Company has a Revolving Loan Agreement and Letter of Credit Facility (the Agreement) with a commercial bank. The Agreement has been amended and extended through April 30, 2004, subject, however, to lender reviews as of April 30, 2003. The Agreement as amended provides $50 million of unsecured revolving credit including $10 million of standby letter of credit capacity. Borrowings under the Agreement bear interest at a floating rate based on the bank's prime rate less one and three quarters percent (1.75%), approximately 3% at December 31, 2002, or, at the discretion of the borrower, LIBOR plus a quoted market factor or, alternatively, in lieu of the prime based rate, a rate based on the overnight Federal Funds Rate. The Revolving Loan Agreement contains financial covenants, which require that the Company maintain ratios, relating to interest coverage and leverage. This Agreement also contains restrictions regarding the creation of indebtedness, the occurrence of mergers or consolidations, the sale of subsidiary stock and the payment of dividends in excess of 50 percent of net income. The Company expects to renew the Agreement on substantially equivalent terms before its expiration. The Company has outstanding at December 31, 2002 $ 5,375,000 in standby letters of credit issued principally in connection with its commercial insurance programs.

         Notes Payable - The Company has an unsecured uncommitted Demand Loan Facility with a second commercial bank, JPMorgan Chase Bank, which expires on June 30, 2003 under which the Company can borrow up to $25,000,000 on a LIBOR basis. On August 16, 2002, the Company paid off the $6 million outstanding balance. No balance was outstanding under the Demand Loan Facility as of December 31, 2002. The Company's subsidiary, Met-Coil Systems Corporation, borrowed $5.5 million from MB Financial Corporation, a commercial bank, on July 26, 2002 in connection with the settlement of an environmental litigation matter, as more fully described in Note 13. Fleet Bank has provided a letter of credit in support of this loan. The note bears interest at Prime minus one-half percent (0.5%) and matures on July 26, 2003.

         Industrial Development Bond - On April 19, 2002, the Company's subsidiary, Boyertown Foundry Company, Inc. (BFC) borrowed $5,512,490 under a
Note issued through the Berks County Industrial Development Authority in Berks County, Pennsylvania in connection with a project to upgrade BFC's foundry equipment in Boyertown, Pennsylvania. The Note bear interest at 4.93% matures on April 19, 2012, and is payable in equal monthly payments of principal and interest over the term of the loan. The Note is secured by a Loan and Security Agreement under which the equipment purchased by BFC with the loan proceeds is pledged as security for the Note. The Note is expected to be a `Qualified small Issue Bond' under Section 144 (a)(12) of the Internal Revenue Code entitling the holder to tax exempt treatment on the interest. In the event the Note is found to be not in compliance with Section 144 (a)(12), the interest rate on the Note may be increase.

         Maturities of long-term debt in each of the next five years and thereafter are as follows in thousands:

                          2003                                 $  6,775
                          2004                                      535
                          2005                                      559
                          2006                                      524
2007     550
                          Thereafter                              2,723
                                                                  -----

                              Total                             $11,666
                                                                =======

         The fair value of the Company's long-term debt is estimated based on the current interest rates offered to the Company for debt of the same remaining maturities. Management believes the carrying value of debt and the contractual values of the outstanding letters of credit approximate their fair values as of December 31, 2002.

         Cash paid for interest was $969,000, $1,396,000, and $2,644,000, during the years ended December 31, 2002, 2001, and 2000, respectively.


9. SHAREHOLDERS' EQUITY

         The Company has authorized common stock of 20,000,000 shares with no par value, and a stated value of $0.05 per share. As of December 31, 2002, John
E. Reed, Chairman and CEO of the Company and Stewart B. Reed, a director of the Company and son of John E. Reed, together beneficially own a majority of the outstanding shares of the Company's common stock.

         By a vote of its shareholders at its annual meeting of shareholders on May 22, 1996, the Company amended its Articles of Incorporation to authorize 10,000,000 shares of a new class (or classes) of preferred stock (the Preferred Stock) and to eliminate both its $5.00 convertible, non-cumulative, non-voting, $100 par, preferred stock (the Convertible Preferred) and its $6.00, $100 par, redeemable preferred stock (the Redeemable Preferred). As of December 31, 2002 no shares of the Preferred Stock have been issued.


10. INCOME TAXES

         Income tax expense from discontinued operations was $7,499,000 and $561,000, for 2001 and 2000, respectively. There were no discontinued operations in 2002. Discontinued operations are discussed at greater length in Note 3. Income tax benefit from a change in accounting method in 2002 was $2,299,000. The change in accounting method for goodwill is discussed at greater length in
Note 1. Income from Continuing Operations before income taxes included foreign income of $1,689,000, $1,505,000, and $1,559,000, in 2002, 2001, and 2000,
respectively. Income tax expense from continuing operations consisted of the following:

                                                              2002                   2001                 2000
                                                              ----                   ----                 ----
                                                                               (in thousands)
Federal Income Tax:
                  Current                                     $784                 $2,325               $5,694
                  Deferred                                  (1,386)                (4,240)*              2,226*
State Income Tax:
                  Current                                      902                    552                  831
                  Deferred                                     (41)                  (948)*               232*
Foreign Income Tax:
                  Current                                      633                    557                   18
                  Deferred                                     (26)                   289                  699
                                                         ----------             ---------             --------
         Income Tax Expense (Benefit)                         $866                ($1,465)*             $9,700*
                                                            ======                ==========           =========

* restated to reflect cost of subsidiary stock options - See Note 17

         Total income tax expense from continuing operations differed from "expected " income tax expense, computed by applying the U.S. federal income tax rate of 35% to earnings before income tax, as follows:

                                                              2002                   2001                 2000
                                                              ----                   ----                 ----
                                                                               (in thousands)

Computed "expected" income tax (benefit) expense           ($   72)              ($ 1,434) *           $ 8,989 *
State income tax, net of federal tax benefit                   767                    (11) *               808 *
Foreign tax rate differential                                 (186)                    47                   47
Valuation Allowance                                              0                      0                 (119)
Other - net                                                    357                    (67) *               (25) *
                                                            ------                 ---------           ----------
Income Tax Expense (Benefit)                                $  866               ($ 1,465) *           $ 9,700 *
                                                            ======                ==========           =========

* restated to reflect cost of subsidiary stock options - See Note 17

         A deferred income tax (expense) benefit results from temporary timing differences in the recognition of income and expense for income tax and financial reporting purposes. The components of and changes in the net deferred tax assets (liabilities) which give rise to this deferred income tax (expense) benefit for the year ended December 31, 2002 are as follows:

                                                                                 Change
                                                      December 31,              (Expense)           December 31,
                                                          2001                   Benefit                2002
                                                                          (in thousands)

Deferred Tax Assets:
Warranty Reserve                                          $  796                    $301                  $1,097
Remediation Reserve                                          608                   2,396                   3,004
Compensated Absences                                         989                      39                   1,028
Inventory Valuation                                          451                     371                     822
Equity Losses in Investee                                  5,734                     ---                   5,734
Accounts Receivable Valuation                              1,129                    (115)                  1,014
Federal Tax Credit Carryforward                              ---                     401                     401
State Tax Operating Loss/Credit
   Carryforward                                              458                     187                     645
Deferred Income on Sale of Assets
   to Non-consolidated Investees                             159                     ---                     159
Other                                                        172                     649                     821
                                                          ------                  ------                  ------
Total Gross Deferred Tax Assets                           10,496                   4,229                  14,725

Deferred Tax Liabilities:
Prepaid Expenses                                            (828)                   (191)                 (1,019)
Depreciation and Amortization                             (4,223)                    305                  (3,918)
                                                          -------                 ------               ----------
       Deferred Tax Liabilities                           (5,051)                    114                  (4,937)
                                                          -------                 ------               ----------
       Net Deferred Tax Benefit                           $5,445                  $4,343                  $9,788

     At December 31, 2002, the Company has state tax operating loss carry forwards of approximately $9,892,000, which are available to reduce future income taxes payable, subject to applicable "carry forward" rules and limitations. These losses begin to expire after the year 2007.

         Cash paid for income taxes was $3,532,000, $10,711,000, and $7,756,000, for the years ended December 31, 2002, 2001, and 2000, respectively.

11. LEASES

         Related Party Leases

         The company leases various manufacturing facilities and equipment from companies owned by certain officers and directors of the Company, either directly or indirectly, through affiliates. The leases generally provide that the Company will bear the cost of property taxes and insurance.

         Details of the principal operating leases with related parties as of December 31, 2002 including the effect of renewals and amendments executed subsequent to December 31, 2002 are as follows:

                                                                                Basic            Minimum
                                            Date of                             Annual           Future
                                            Lease             Term              Rent             Rentals
                                                                                (in thousands)   (in thousands)

Sterling Realty Trust
Land and Building-Main                      01/01/00          5 years           $282             $846
Land and Building-Engineering               07/01/98          5 years             42               25
Land and Building-South Complex             01/01/94          14 years           215            1,289
Land and Building Torrington *              07/01/99          5 years            186              328
Rudbeek Realty Corp.                        07/01/97          13.5 years         436            3,485
  (Farmville Location)
MacKeeber                                   01/01/97          8 years           325              650
  (South Windsor, CT)

     * On July 1,1999, a portion of this building was leased for 5 years at a monthly rent expense of $6,292. On October 1, 2000 additional space on the first floor was leased for 5 years at a monthly rent expense of $2,053.


         All Leases

         Rent expense for operating leases, including those with related parties, was $3,728,000, $3,527,000, and $3,066,000 for the years ended December 31, 2002, 2001, and 2000, respectively. Rents to related parties was approximately $1,562,000 in 2002, 2001, and 2000

         Future minimum lease payments under all non-cancelable leases as of December 31, 2002 are as follows:

                           Year Ending December 31,                 Operating
                                                                      Leases
                                                                (in thousands)

                                 2003                                 3,382
                                 2004                                 2,618
                                 2005                                 1,819
                                 2006                                 1,415
                                 2007                                 1,019
                           Thereafter                                 1,586
                                                                      -----

               Total Minimum Lease payments                          11,839
                                                                     ======


12. EMPLOYEE BENEFIT PLANS

       The Company maintains a qualified non-contributory profit-sharing plan covering all eligible employees. Contributions to the plan were $1,513,000, $1,383,000, and $1,296,000, for the years ended December 31, 2002, 2001, and
2000, respectively. Contributions to the Plan are defined as three percent (3%) of gross wages up to the current Old Age, Survivors, and Disability (OASDI) limit and six percent (6%) of the excess over the OASDI limit, subject to the maximum allowed under the Employee Retirement Income Security Act, (ERISA). The plan's vesting terms are twenty percent (20%) vesting after 3 years of service, forty percent (40%) after 4 years, sixty percent (60%) after 5 years, eighty percent (80%) after 6 years, and one hundred percent (100%) vesting after 7 years.

       The Company maintains a Retirement Savings Plan qualified under Internal Revenue Code Section 401(k) for employees covered under certain collective bargaining agreements. Service eligibility requirements differ by division and collective bargaining agreement. Participants may elect to have up to fifty percent (50%) of their compensation withheld, up to the maximum allowed by the Internal Revenue Code. Participants may also elect to make nondeductible voluntary contributions up to an additional ten percent (10%) of their gross earnings each year within the legal limits. The Company contributes differing amounts depending upon the division's collective bargaining agreement. Contributions are funded on a current basis. Contributions to the Plan were $393,000, $328,000, and $330,000, for the years ended December 31, 2002, 2001, and 2000, respectively.

       The Company maintains a separate qualified 401(k) Plan for salaried employees not covered by a collective bargaining agreement who choose to participate. Participants may elect to have up to fifteen percent (15%) of their compensation withheld, up to the maximum allowed by the Internal Revenue Code. Participants may also elect to make nondeductible voluntary contributions up to an additional ten percent (10%) of their gross earnings each year within the legal limits. The Company contributes $0.25 of each $1.00 deferred by participants and deposited to the Plan not to exceed one and one half percent (1.5%) of an employee's compensation. The Company does not match any amounts for withholdings from participants in excess of six percent (6%) of their compensation or for any nondeductible voluntary contributions. Contributions are funded on a current basis. Contributions to the Plan were $643,000, $528,000, and $490,000, for the years ended December 31, 2002, 2001, and 2000, respectively.


       The Company's second-tier subsidiary, Met-Coil Systems Corporation (Met-Coil), maintained, prior to its acquisition by the Company's subsidiary, Formtek Inc. on June 3, 2000, several defined benefit pension plans (the Plans) covering certain of its employees. The Plans were "frozen" and merged prior to the acquisition, "locking in" retirement benefits earned to that date and precluding any further benefits for future service. Due to recent adverse investment performance and reduced expectations of future investment earnings, the combined Plans' administrator has determined that the Accumulated Benefit Obligation, the present value of future pension obligations to Plan participants, exceeds the fair market value of the Plan's assets as of December 31, 2002. In accordance with the requirements of FAS 87 Employers' Accounting for Pensions, the Company has therefore reported a charge, net of related tax benefit, to the Shareholders' Equity section of the consolidated Balance Sheet contained herein of $559,000 under the heading "Additional Minimum Liability-Defined Benefit Plan". Pension expense under this plan was approximately $0, for the year ended December 31, 2002.

       In connection with the acquisition of the assets of Airtherm Manufacturing Company and Airtherm Products, Inc., as more fully described in
Note 2, the Company assumed certain obligations related to the defined benefit plan maintained by Airtherm prior to the acquisition date. The Airtherm plan was "frozen" prior to acquisition in a manner similar to the Met-Coil plan described above. The Company recorded a pension expense under the Airtherm Plan in 2002 of $164,000.

       The Company maintains bonus plans for its officers and other key employees. The plans generally allow for annual bonuses for individual employees based upon the operating results of related profit centers in excess of a percentage of the Company's investment in the respective profit centers. The Company maintains an employment agreement with its chief executive officer.

         Approximately (41%) of the Company's employees are covered under collective bargaining agreements, of which thirty percent (30%) of these employees are covered under agreements expected to be renewed in 2003.

13. COMMITMENTS AND CONTINGENCIES

         The Company is obligated under Indemnity Agreements executed on behalf of 21 of the Company's Officers and Directors. Under the terms of the Agreement, the Company is contingently liable for costs which may be incurred by the Officers and Directors in connection with claims arising by reason of these individuals' roles as Officers and Directors.

         The Company is contingently liable under standby letters of credit totaling $5,375,000 issued principally in connection with its commercial insurance coverages. The level of insurance risk which the Company absorbs under its workers compensation and comprehensive general liability (including products liability) insurance programs increased substantially after October 1, 2001, largely as a result of the effects of "September 11, 2001" on the commercial insurance marketplace. For losses occurring in the policy year ending October 1, 2003 the Company retained liability for the first $500,000 per occurrence of comprehensive general liability claims (including products liability claims), subject to an agreed aggregate. In addition, the Company retained liability for the first $250,000 per occurrence of workers compensation coverage, subject to an agreed aggregate. The Company also retained liability for the first $10,000,000 of "excess" liability, on an occurrence and aggregate basis, with respect to both comprehensive general liability (including products liability) and workers compensation coverage.

         The Company is obligated as guarantor with respect to the debt of MacKeeber Associates Limited Partnership, a Connecticut limited partnership, a related party, under an Industrial Development Bond issued in 1984 by the Connecticut Development Authority. The balance outstanding under the bond as of December 31, 2002 was $255,000. Mr. John E. Reed, the Company's Chairman and Chief Executive Officer, is both the general partner and a limited partner of Mackeeber.

         The Company is obligated as a guarantor with respect to certain debt of CareCentric, Inc. (formerly Simione Central Holdings, Inc. - see Note 6) to CareCentric's primary commercial bank, Wainwright Bank & Trust Company, in the amount of $6 million. The $6 million Wainwright credit line is secured by substantially all of CareCentric's assets. The balance outstanding under CareCentric's credit line with Wainwright Bank & Trust Company as of December 31, 2002 was $4,525,000, a reduction of $1,047,000 since December 31, 2001.
Under the Equity Method of Accounting, in December 2001, the Company accrued this guarantee of $6 million as a reserve for Equity Investment Losses as more fully described in Note 6. John E. Reed, the Company's Chairman and Chief Executive Officer, is a shareholder and director of Wainwright Bank & Trust Company.

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

         The Company has been named in 28 outstanding asbestos-related products lawsuits. All of these suits seek to establish liability against the Company as successor to companies that may have manufactured, sold or distributed products containing asbestos materials or because the Company currently sells and distributes boilers, an industry that has been historically associated with asbestos-related products. However, the Company has never manufactured, sold or distributed any product containing asbestos materials. In addition, the Company believes it has valid defenses to all of the pending claims and vigorously contests that it is a successor to companies that may have manufactured, sold or distributed any product containing asbestos materials. However, the results of asbestos litigation have been unpredictable, and accordingly, an adverse decision or adverse decisions in these cases, individually or in the aggregate, could materially adversely affect the financial position and results of operation of the Company. The total requested damages of theses cases is approximately $3.2 billion. Thus far, however, the Company has had over 30 asbestos-related cases dismissed without any payment and it settled a group of ten asbestos-related cases for a de minimis value. Through December 31, 2002, the total costs of defending the approximately 50 current and previously dismissed cases has totaled less than $200,000.

Claims Alleging Releases of Hazardous Materials

         As disclosed in previous filings, the Lockformer Company ("Lockformer"), a division of the Company's second tier subsidiary, Met-Coil Systems Corporation ("Met-Coil"), announced on May 22, 2002, that it had reached a settlement with members of the class of plaintiffs in a suit filed in the United States District Court for the Northern District of Illinois entitled LeClercq, et al. vs. The Lockformer Company, et al. The case involved property damages asserted on behalf of a group of approximately 187 homeowners within the class area, due to the presence of trichloroethylene (TCE) contamination in the immediate vicinity of Lockformer's manufacturing facility in Lisle, Illinois. Without admitting liability, Lockformer agreed to pay class members approximately $10 million to resolve the matter. The settlement incorporates the terms of a previously announced Interim Agreed Order between Lockformer and the Attorney General for the State of Illinois under which Lockformer agreed to pay for the costs of hookup to a public water supply for each of the homes of Class members who have, or otherwise would have, incurred such costs. The Company accrued a $1.3 million liability as of March 31, 2002 in respect of this portion of the settlement, and an offsetting insurance recovery receivable of this same amount. The balance of the May 22, 2002, $10,000,000 settlement, $8,700,000, was reflected in results of operations for the three months ended June 30, 2002. Met-Coil is pursuing an action in the United States District Court for the Northern District of Illinois for contribution from 11 other known industrial users of TCE in the vicinity, whose disposal practices may have contributed to the contamination experienced by some or all of the members of the plaintiff class.

         As disclosed in previous filings, a second class of residents, in a neighborhood not located in the immediate vicinity of Lockformer's manufacturing facility, has filed a class action complaint against Mestek and its subsidiary, Met-Coil, (Mejdrech, et al. v. The Lockformer Company, filed in the United States District Court for the Northern District of Illinois) on grounds similar to those alleged in the LeClercq action described above. The Mejdrech class was certified on August 12, 2002. Based upon the evidence currently available to them, Mestek and Met-Coil believe they have valid defenses to the above action and are therefore vigorously contesting the Mejdrech claim. Management believes that this case is different from the LeClercq action by reason of, among other things; the absence, to management's knowledge, of any concentrations of TCE in private wells in the Mejdrech class area equal to or greater than 5 parts per billion, the TCE contamination limit set forth by the United States Environmental Protection Agency (the "EPA"), and also by reason of the greater distance this class is from the Lockformer facility, and the presence of numerous other potential TCE sources in closer proximity to the Mejdrech class area. The Mejdrech class seeks damages for diminution of property values and nuisance, as well as punitive damages, and both Mestek and Met-Coil expect to be able to present expert testimony refuting allegations of significant property damages or nuisance, as well as lack of punitive conduct. Other than an allegation of damages in excess of the Federal Court diversity jurisdictional amount of $75,000, no specific demand for monetary relief has been made.

         In another action, owners of eight homes not included in the LeClercq or Mejdrech actions have filed suit against Met-Coil, alleging property damage and nuisance by reason of alleged contamination of their properties and drinking water wells and seeking punitive damages as well. In each of these cases with the exception of one, no TCE has, to management's knowledge, been detected in any of plaintiffs' wells, and in the single case of TCE detection (in a well serving a home a considerable distance away from the other plaintiffs' residences and located in the LeClercq Class area discussed above) it is management's understanding that the detected TCE concentrations were below the maximum TCE contamination level specified by the EPA. In addition, Met-Coil expects to be able to present expert testimony refuting allegations of significant property damages or nuisance or punitive conduct. Other than an allegation of damages in excess of the State Superior Court jurisdictional amount of $50,000, no specific demand for monetary relief has been made in any pleading.

         In six separate actions, ten individual plaintiffs have filed suits against Mestek and Met-Coil (collectively, the "Defendants") alleging in each case personal injury and/or fear of future illness (and, in one case, wrongful death) related to the release of TCE into drinking water and seeking punitive damages as well. In each of these cases, TCE concentrations in alleged sources of ingestion allegedly causing illness were to the best of management's knowledge, either not detected at all (with respect to three plaintiffs) or detected in low concentrations below the maximum TCE contamination level specified by the EPA. Also, in all of these cases, Defendants' initial discussions with scientific experts (toxicologists and physicians) lead Defendants to the conclusions that valid and persuasive defenses as to a lack of causal connection between the TCE exposure, if any, and the alleged illnesses of plaintiffs can be presented. None of these lawsuits, except for Schreiber v. The Lockformer Company, et al, described below, contain any "ad damnum" or specific damages demands, other than to state that the amount in controversy exceeds the statutory requirement of $75,000 in the Federal court cases, and in those cases initially brought in state court, in excess of an Illinois statutory requirement of damages in excess of $50,000 to gain access to the jurisdiction of the Superior Court of DuPage County. The case of Schreiber v. The Lockformer Company, et al, alleges compensatory damages "in excess of $1,000,000" and asks for punitive damages "in excess of $1,000,000."

         In accordance with SAB Topic 5Y, with respect to all of the above described pending cases, management believes that a material loss, while possible, cannot be estimated in amount at this time, due to the complexity and uncertainty of the litigation proceedings and remediation procedures. As additional information becomes available to the Company, the Company may be better able to either estimate a range of exposure, with appropriate reserves taken, or continue to believe that no such estimation is either appropriate or possible.

         In general, with respect to all of the above described pending cases Mestek, to the extent that it is a defendant, and Met-Coil believe they have valid defenses to all of the pending claims and are contesting them vigorously. However, the results of litigation are inherently unpredictable, and accordingly, in any of the above actions, if the plaintiffs were to obtain a verdict of liability against Met-Coil or Mestek from a court of competent jurisdiction and assessments of significant damages, including punitive damages, such decisions, or a settlement to avoid such a decision, could, individually or in the aggregate, materially adversely affect the financial position and results from operations of Met-Coil, and, conceivably, the financial position and results of operations of the Company.

         In addition, there can be no assurance that future claims for personal injury or property damage will not be asserted by other plaintiffs against Met-Coil and Mestek with respect to the Lockformer site and facility.

         Met-Coil borrowed $5.5 million from a commercial bank on July 26, 2002, as more fully disclosed in Note 8 to partially fund the $10 million LeClerq settlement described above. Met-Coil is presently pursuing additional bank financing to fund the remediation efforts required at its Lisle, Illinois site as described further herein. While such efforts are being undertaken, Mestek has made available to Met-Coil a $4,500,000 secured term credit facility for purposes of site remediation and a $2,500,000 secured revolving line of credit for operational requirements. There can be no assurance however, that Met-Coil will be able to meet its obligations in relation to the remediation Work Plan, as described further herein, or to fund other costs related to the various actions described herein as they occur without additional financing. There can be no assurance that Met-Coil will be able to obtain such financing on terms that are acceptable to it, or at all.

         Met-Coil has settled its insurance coverage issues with a number of its historic insurers as to the above claims. Met-Coil is pursuing additional insurance coverage litigation against several other carriers in an effort to recoup additional un-reimbursed defense costs and settlement amounts incurred in the above-described matters. Included in Other Current Assets as of December 31, 2002 is a $625,000 receivable from one of these insurers relating to the settlement of certain coverage litigation. At least three other carriers remain as potentially having liability for defense or indemnification costs, two of whom have agreed, under reservation of rights, to reimburse Met-Coil for a portion of the defense costs of the Mejdrech action described above. Another carrier has agreed, also under reservation of rights, to reimburse Met-Coil for a portion of the defense cost of certain of the personal injury cases. However, these insurers continue to contest their liability, and the outcome of the coverage litigation remains uncertain at this time. As of December 31, 2002 insurance settlements covered approximately 58 percent of Met-Coil's costs of defense and settlement in these related matters. There is no assurance that this level, or any level, of insurance contribution will be sustained going forward. Consistent with EITF 93-5, the Company has treated insurance recoveries, whether of defense costs or in relation to indemnity obligations, on a cash basis - except where settlements that are not subject to further litigation have been reached with insurance carriers as of quarter end or year end, in which cases receivables have been appropriately accrued. Such recoveries have been applied to reduce the net environmental expense recorded in the related period.

         Met-Coil recorded expenses in 2002 related to the environmental matters affecting its Lisle, Illinois manufacturing facility totaling $18,046,000. These expenses are made up of the following:

  Settlement of property damage litigation (LeClerq et al)         $10,000,000
  Charges related to the remediation of the Lisle, Illinois site     7,000,000
  Legal, Environmental Consulting, and other costs incurred
    net of insurance recoveries                                      1,046,000
                                                                   ------------
                  Total                                            $18,046,000
                                                                   ===========

Potentially Responsible Parties (PRP) Actions
         Lisle, Illinois:

         Met-Coil has received final approval of the Work Plan for remediation of the Lisle, Illinois site from the United State Environmental Protection Agency ("EPA") and awaits approval from the Illinois Environmental Protection Agency ("IEPA"). On the basis of the EPA approved Work Plan and a better understanding of the costs related to achieving that Plan, Met-Coil added $3.5 million to its remediation reserve in relation to this matter, as of December 31, 2002, bringing the balance to $7,700,000, reflecting gross cumulative accruals of $10,000,000 less cumulative spending through December 31, 2002 of $2,300,000. In light of the remaining uncertainties surrounding the effectiveness of the available remediation technologies and the future potential changes in remedial objectives and standards, still further reserves may be needed in the future with respect to the remediation of the Lisle site. The complexity of aforementioned factors makes it impossible to further estimate any additional costs.

         Having paid for public water supply hook-up for houses in the immediate vicinity of the Lisle manufacturing facility, remediation going forward will consist primarily of on-site, soil-related work in two designated areas, principally by means of electric resistive heating and soil vapor extraction, based upon the Work Plan submitted to the EPA and the IEPA, (and conditionally approved as of the date of this report by the EPA only), and soil and groundwater remediation in a third area, also on-site, by means of soil vapor extraction and groundwater filtration. Based on current proposals from contractors for Areas 1 and 2, electric resistive heating and soil vapor extraction, and based on environmental consultant estimates for Area 3, Soil Vapor Extraction, Groundwater Remediation and overall site air monitoring, miscellaneous construction, electricity, filtering and sampling, Met-Coil has reserved, as noted above, an estimate of $7,700,000 as of December 31, 2002 for this on-site work to be performed by third party contractors. The remediation in Areas 1 and 2 is intended to achieve a "technologically feasible" target level of remediation which is subject to continuing re-evaluation. The IEPA has not agreed, as of the date of this report, to any specific target level of remediation.

         Any additional off-site remediation costs are not determinable at this time and remain a contingency pending the resolution of the issue of whether Met-Coil has liability for TCE contamination beyond areas for which settlement has already been reached

         The Illinois Attorney General, in an action disclosed in previous filings and brought in the Superior Court of DuPage County, Illinois, on behalf of the State of Illinois, the IEPA and other governmental agencies, is seeking to have Met-Coil pay for the cost of connecting approximately 175 households in the Mejdrech class action area (discussed below) to public water supplies, and pay for the State's response and investigatory costs in this action and civil penalties. No specific monetary claim for damages or relief is made in the pleadings in this action. Met-Coil is in negotiations with the Illinois Attorney General on this matter. There is insufficient information available to management at this time to provide an opinion as to the outcome of these discussions. In accordance with SAB Topic 5Y, and based on recent discussions and estimations by the Attorney General's office as to its current and future costs of litigation (which Met-Coil agreed to reimburse in an Agreed Order), Met-Coil has reserved $1,000,000, as of December 31, 2002, in the accompanying Consolidated Financial Statements. As additional information and expert opinions become available to Met-Coil, it may be better able to either revise its estimate of the range of exposure, with appropriate revision to reserves taken, or continue to believe that no such revision is either required or estimate possible.

         In addition to the Lisle, Illinois site, the Company has been named or contacted by state authorities and/or the EPA regarding the Company's liability as a PRP for the remediation of two other sites described below. The potential liability of the Company is based upon records that show the Company or other corporations from whom the Company acquired assets used the sites for the disposal of hazardous waste pursuant to third party agreements with the operators of such sites, which sites were authorized to accept hazardous wastes for disposal in compliance with applicable regulations. Such PRP actions generally arise when the operator of a site lacks the financial ability to address compliance with environmental laws and with decisions and orders affecting the site in a timely and effective manner and the governmental authority responsible for the site then looks to the past users of the facility and their successors to address the costs of remediation of the site.

         In High Point, North Carolina, the Company has been named as a PRP with regard to the clean up of groundwater contamination allegedly due to dumping at a landfill. The Company believes that its activity at the site represented less than one percent of all activity at the site. State authorities have received for review a report on the Remedial Investigation of the site, a base-line Risk Assessment, and a Feasibility Study of the alternative remedial options for treating groundwater contamination at or near the site. The North Carolina Department of Environment and Natural Resources ("DENR") has not issued its remaining formal comments on these documents, nor has a final remedial alternative yet been selected or approved. Supplemental remedial investigation has been requested and the final Site Investigation Report should be completed during the first quarter of 2003. The Company continues to participate in a joint defense group to help define and limit its liabilities and may be required to contribute to the remediation of groundwater contamination.

         The Company (along with many other corporations) is involved in PRP actions for the remediation of a site in Southington, Connecticut, as a result of the EPA's preliminary assignment of derivative responsibility for the presence of hazardous materials attributable to two other corporations from whom the Company purchased assets after the hazardous materials had been disposed of at the Southington site. The Company participated as part of a joint defense group in a "de minimis settlement" with EPA concerning soil remediation at the Southington, Connecticut site, while the issue of further ground water investigation at the site was postponed by the EPA in 1998, pending the soil remediation. Currently, Monitored Natural Attenuation ("MNA") and a landfill cap are being evaluated as remedial alternatives for groundwater contamination at the site. The landfill cap has been installed, but its effectiveness has not yet been determined. Likewise, more study must be performed by the environmental consultant hired by the joint defense group to support the evaluation of the potential for MNA to control future dissolved volatile organic compound migration at this site. The Company paid its eighth assessment to the joint defense group in the amount of $300 in the first quarter of 2003.

         The Company continues to investigate both of these matters. Given the information presently known, no estimation can be made of any liability which the Company may have with respect to these matters. Based on the information presently available to it, the Company does not believe that either matter will be material to the Company's financial position or results of operations.


14. SEGMENT INFORMATION

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

         The Company's HVAC Segment manufactures and sells a variety of complementary residential, commercial and industrial heating, cooling and air control and distribution products. The HVAC Segment sells its products to independent wholesale supply distributors, mechanical, sheet metal and other contractors and, in some cases, to other HVAC manufacturers under original equipment manufacture (OEM) and national account agreements The HVAC segment is comprised of five interrelated HVAC product groups: Hydronics Products, Gas Products, Cooling Products, Industrial Products, and Air Distribution Products, described in more detail as follows:

         Hydronics Products consist of residential baseboard heating products, commercial finned tube heating products, residential boilers, commercial boilers, convectors, kickspace heaters, fan coil units, steam & hot water unit heaters, finned-copper tube boilers and water heaters. These include the brand names "Sterling", "Vulcan", "Heatrim", "Kompak", "Petite", "Suntemp", "Beacon Morris", "Hydrotherm", "Airtherm", "Westcast", "RBI", and "L. J. Wing". The products are made in manufacturing facilities, in some cases shared with other HVAC product groups in Westfield, MA; South Windsor, CT; Mississauga, Ontario, Canada; Wrens, GA; Farmville, NC; Boyertown, PA; Forrest City, AR; Dundalk, MD; and Dallas, TX.

         Gas Products consist of commercial gas fired heating and ventilating equipment and corrugated stainless steel gas tubing sold principally under the "Sterling" and "Trac-pipe" brand names. The products are made in manufacturing facilities in Farmville, NC and Exton, PA.

         Cooling Products consist of residential and commercial air conditioning products principally sold under the "Spacepak" and "Koldwave" brand names. The products are made in manufacturing facilities in Wrens, GA; and Dundalk, MD.

         Industrial Products consist of commercial and industrial indoor and outdoor heating and air conditioning products principally sold under the "Applied Air", "King", "L.J. Wing", "Temprite", "Alton" and "Aztec" brand names. The products are made in manufacturing facilities in Dallas, TX; and Bishopville, SC.

         Air Control and Distribution Products consist of fire, smoke and air control dampers, louvers, grilles, registers, VAV boxes and diffusers principally sold under the brand names "American Warming and Ventilating", "Air Balance", "Arrow", "Air Clean Damper", "Louvers and Dampers", "Cesco" and "Anemostat". The products are made in manufacturing facilities in Bradner, OH; Waldron, MI; San Fernando, CA; Wyalusing, PA; Milford, OH; Florence, KY; Wrens, GA; Scranton, PA; and Carson, CA.

         Collectively, the HVAC Segment's products provide heating, cooling, ventilating, or some combination thereof, for residential, commercial and/or industrial building applications.

         The Metal Forming Segment, operating under the umbrella name "Formtek," is comprised of four closely related subsidiaries, all manufacturers of equipment used in the Metal Forming industry (the uncoiling, straightening, leveling, feeding, forming, bending, notching, stamping, cutting, stacking, bundling or moving of metal in the production of metal products, such as steel sheets, office furniture, appliances, vehicles, buildings, and building components, among many others).

         The four subsidiaries are: (1.) Formtek Maine, a division of Formtek, Inc. including the Cooper-Weymouth, Petersen; Rowe, and CoilMate/Dickerman product lines; (2.) Formtek Cleveland, Inc., a subsidiary of Formtek, - including the Yoder, Dahlstrom, B & K, Krasny-Kaplan and Mentor product lines; (3.) Hill Engineering Inc., providing tools and dies complementary to the other subsidiaries product lines; and (4.) Met-Coil Systems Corporation, comprised of the Lockformer and Iowa Precision (IPI) product lines.

         The Metal Forming segment's products are sold through factory direct sales and independent dealers, in most cases to end-users and in some cases to other original equipment manufacturers. The core technologies are processing equipment for roll forming, coil processing (for stamping, forming and cut-to-length applications), metal duct fabrication and tube and pipe systems. The products include roll formers, roll forming systems, wing benders, presses, servo-feeds, straighteners, cradles, reels, cut-to-length lines, specialty dies, tube cut-off systems, hydraulic punching, blanking and cutoff systems, rotary punching, flying cut-off saws, plasma cutting equipment, tube mills, pipe mills and sophisticated material handling systems. The primary customers for such metal handling and metal forming equipment include sheet metal and mechanical contractors, steel service centers, contract metal-stampers, contract roll formers, and manufacturers of large and small appliances, commercial and residential lighting fixtures, automotive parts and accessories, office furniture and equipment, tubing and pipe products, metal construction products, doors, window and screens, electrical enclosures, shelves and racks and metal duct work. The Segment's products are manufactured in facilities having approximately 380,000 square feet of manufacturing space, located in Clinton, Maine; Bedford Heights, Ohio; Warrensville Heights, Ohio; Villa Park, Illinois; Lisle, Illinois; Danville, Kentucky and Cedar Rapids, Iowa.

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

Factors management used to identify the enterprise's reportable segments:

         The factors which identify the HVAC Segment as a reportable segment are as follows:

         The HVAC industry in which the HVAC Segment operates has been characterized for many years by a gradual consolidation or "roll-up" process in which smaller companies, typically built around one or two niche products, are subsumed into the larger product family of more established HVAC companies. The HVAC Segment has grown incrementally over many years by internal growth and by adding complementary HVAC product lines via acquisition on a regular basis. The HVAC Segment has acquired in this manner 21 companies since 1986 at an average transaction size of approximately $ 5 million. By design, the HVAC Segment's acquisition strategy has been to acquire complementary HVAC products in order to exploit specific marketing, distribution, manufacturing, product development and purchasing synergies. Management, accordingly, views and operates the HVAC Segment as a single cohesive business made up of a large number of mutually reinforcing HVAC product lines acquired over a number of years.

         All of the segment's HVAC Products described above share common customers, common distribution channels, common manufacturing methods (and in many cases shared manufacturing facilities), common manufacturing services, common purchasing services, common executive and financial management, and common engineering and product development resources. The business decisions regarding Sales, Marketing, Operations, Engineering, and Product Development are made on a centralized basis by the Segment's core management group.

         Common Sales/Marketing Management: Executive sales/marketing management is provided for substantially all of the HVAC product groups from the HVAC Segment's headquarters in Westfield MA. Most, if not all, of the HVAC Segment's customers are current customers or potential future customers for more than one of the Segment's product groups. As explained above, the HVAC Segment's acquisitions are typically based in fact upon just such cross-selling and common distribution synergy opportunities.

         The HVAC industry's most significant trade association, ASHRAE, (American Society of Heating, Refrigeration, and Air conditioning Engineers), hosts an annual trade show at which all of the HVAC Segment's products and brand names are represented at a single consolidated physical location under the Mestek name. Representatives of the HVAC industry customer base--independent manufacturers representatives, contractors, engineers, wholesale distributors etc.--are all typically in attendance at this event which underscores the interrelated nature of the HVAC industry.

         Common Manufacturing Management. Substantially all of the products made at the HVAC Segment's 20 manufacturing locations involve sheet metal fabrication, paint, packing and assembly. As such, they share many common characteristics and, in fact, a centralized Manufacturing Services Group serving the Segment based in Westfield, MA provides a wide variety of manufacturing related services to these locations. Opportunities to combine similar manufacturing operations are commonplace and the HVAC Segment routinely undertakes such consolidations resulting in numerous instances where several HVAC product groups share a single manufacturing facility.

         Common Purchasing Management. The HVAC Segment, composed primarily of HVAC sheet metal fabrication and assembly operations, presents a great deal of common purchasing opportunities. A centralized Purchasing Department serving the HVAC Segment based in Westfield, MA, therefore serves all of the 20 manufacturing locations in the Segment by aggregating the more significant purchasing opportunities. Common items purchased include copper tube, aluminum fin stock, cold rolled steel, pre-painted steel, motors, controls, and freight, among many others.

         Common Financial Management. Income statements are prepared at the HVAC Segment's Westfield MA headquarters each month for substantially all of the products made at the 20 HVAC locations mentioned above with further breakdown among specific product lines, and these are reviewed by the appropriate Chief Operating Decision Maker.

         The factors which identify the Metal Forming segment as a reportable segment are as follows:

         The companies acquired by the Metal Forming Segment in the past were selected for their synergies with the existing metal forming franchises: complementary products and distribution channels, potential manufacturing synergies, shared technologies and engineering skills, potential purchasing synergies, common field service skills and organizations, and shared customer bases. The most significant synergistic theme has been the real and potential common customer base. To a large degree, any historical customer of one of the companies is a potential customer for any of the others. Exploiting this cross selling opportunity is a central factor in the creation of the Formtek family of metal forming products and underscores the Segment's goal of creating a single integrated metal forming solution provider for the metal forming marketplace worldwide. Accordingly, there is a substantial degree of inter-company sales among the four formerly separate metal forming companies.

         Notwithstanding the interrelation of these subsidiaries, separate income statements and balance sheets are maintained for each of the four entities and the appropriate Chief Operating Decision Maker reviews each of them separately on a monthly basis. The four entities are contained in four separate corporations, each a legally distinct entity in its own right.

         Common Sales/Marketing Management: Corporate sales/marketing support is provided for all four of the Segment's entities from a central office in Itasca, Illinois, which focuses on promoting Formtek as a family of integrated products for the metal forming marketplace.

         Common Manufacturing Management. Substantially all of the products made at the Segment's four entities involve the manufacture of metal forming equipment. As such, the entities share many common characteristics and in fact a centralized Manufacturing Services Group serving the Segment based in Westfield, Massachusetts provides a wide variety of manufacturing related services to these locations. Opportunities to combine similar manufacturing operations are commonplace and the Segment routinely undertakes such consolidations.

         Common Purchasing Management. The Segment, composed of four manufacturers of metal forming equipment presents numerous common purchasing opportunities. A centralized Purchasing Department serving the Segment based in Westfield, MA, therefore serves the Segment by aggregating these purchasing opportunities.

         Common Financial Management. Income statements are prepared at the Segment's Westfield, MA headquarters each month for all of the products made at the four entities mentioned above and these are reviewed by the appropriate Chief Operating Decision Maker. Separate general ledgers and balance sheets for the four entities are maintained as they are legally distinct subsidiaries necessitating this level of detail.

         Information presented in the following tables relates to continuing operations only.


Year ended
December 31, 2002
           (in thousands)
                                                                Metal            All
                                              HVAC             Forming          Other          Totals

Revenues from External Customers            $307,585           $65,855          $434          $373,874

Intersegment & Intrasegment Revenues         $15,299            $4,997           ---           $20,296

Interest Expense                              $746               $218            ---            $964

Depreciation Expense                         $6,812             $1,657           ---           $8,469

Amortization Expense                          $126               $223            ---            $349

Segment Operating Profit                     $21,801          ($20,538)        ($558)           $705

Segment Assets                              $170,217           $49,737          $347          $220,301

Expenditures for
Long-lived Assets (1)                        $7,079              $447            ---           $7,526


 (1) Excludes long-lived assets acquired via business acquisition.


Year ended
December 31, 2001
           (in thousands)
                                                                Metal            All
                                              HVAC             Forming          Other          Totals

Revenues from External Customers            $313,726           $79,755          $622          $394,103

Intersegment & Intrasegment Revenues
                                             $13,607            $3,647           ---           $17,254
Interest Expense                              $938               $457            $1            $1,396

Depreciation Expense                         $5,015             $1,652           $84           $6,751

Amortization Expense                          $990              $1,528           ---           $2,518

Segment Operating Profit (Loss)             $21,020 *          ($7,659)       ($1,769)        $11,592 *

Segment Assets                              $174,201           $85,047          $263          $259,511

Expenditures for
Long-lived Assets (1)                        $2,667              $25             ---           $2,692

* restated to reflect cost of subsidiary stock options - See Note 17


Year ended
December 31, 2000
           (in thousands)
                                                                Metal            All
                                              HVAC             Forming          Other          Totals

Revenues from External Customers            $311,734           $63,424          $829          $375,987

Intersegment & Intrasegment Revenues
                                             $13,528             $221            ---           $13,749
Interest Expense                             $1,294              $618            ---           $1,912

Depreciation Expense                         $6,627             $1,420           11            $8,058

Amortization Expense                          $933               $994            ---           $1,927

Segment Operating Profit (Loss)             $22,831 *           $4,143         ($319)         $26,655 *

Segment Assets                              $188,009           $70,776          $251          $259,036

Expenditures for                             $6,290              $689            ---           $6,979
Long-lived Assets (1)

* restated to reflect cost of subsidiary stock options - See Note 17



HVAC Segment Revenues by HVAC Product Group:                          2002            2001              2000
--------------------------------------------                          ----            ----              ----
                                                                                (dollars in thousands)

Hydronic Products                                                  $ 115,160         $ 114,455       $ 105,460
Air Distribution and Cooling Products                                 90,502           103,877         103,621
Gas and Industrial Products                                          101,923            95,394         102,653
                                                                 -----------         ---------      ----------
     Total Consolidated Revenues                                   $ 307,585         $ 313,726       $ 311,734
                                                                   =========         =========       =========

RECONCILIATION WITH CONSOLIDATED DATA:

Revenues                                                              2002            2001              2000
--------                                                              ----            ----              ----
                                                                                (dollars in thousands)

Total External Revenues For Reportable Segments                    $ 373,874         $ 394,103       $ 375,987
Inter & Intrasegment Revenues For Reportable Segments                 20,296            17,254          13,749
Elimination Of Inter & Intrasegment Revenues                         (20,296)          (17,254)        (13,749)
                                                                 ------------       -----------     -----------
     Total Consolidated Revenues                                   $ 373,874         $ 394,103       $ 375,987
                                                                   =========         =========       =========

Profit or Loss

Total Profit Or Loss For Reportable Segments                           $ 705          $ 11,592 *    $ 26,655 *
Interest Expense-Net                                                    (560)             (722)        (1,120)
Other Income (Expense) Net                                              (350)              (60)            149
Equity Loss In Investee                                             ---                (14,908)         ---
                                                                ------------           --------     ----------
              Income (Loss) Before Income Taxes                        ($205)          ($4,098)       $ 25,684
                                                                        =====           =======       ========

Assets:

Total Assets For Reportable Segments                              $ 220,301         $ 259,511        $ 259,036
Discontinued Operations Assets:
      National Northeast Assets                                 ---             ---                     34,453
                                                           -------------   -------------           -----------
         Total Consolidated Assets                                $ 220,301         $ 259,511        $ 293,489
                                                                  =========         =========        =========

* restated to reflect cost of subsidiary stock options - See Note 17

GEOGRAPHIC INFORMATION:

                                                                      2002            2001              2000
Revenues:

United States                                                     $ 352,993         $ 368,735        $ 353,736
Canada                                                               13,385            15,233           14,958
Other Foreign Countries                                               7,496            10,135            7,293
                                                                  ---------        ----------      -----------
     Consolidated Total                                            $373,874          $394,103        $ 375,987
                                                                   ========          ========        =========

Long Lived Assets:

United States                                                       $81,057          $115,386         $128,325
Canada                                                                1,712             1,672            1,829
Other Foreign Countries                                              ---            ---                ---
                                                                  ----------   --------------     --------------
Consolidated Total                                                  $82,769          $117,058         $130,154
                                                                    =======          ========         ========

15. SELECTED QUARTERLY INFORMATION (UNAUDITED)

         The table below sets forth selected quarterly information for each full quarter of 2002 and 2001.


(Dollars in thousands except per common share amounts).

2002                                                       1st              2nd            3rd              4th
----------------------------------------------------------------------------------------------------------------
                                                         Quarter          Quarter         Quarter          Quarter

Total Revenues                                            89,061            90,630         95,305            98,878
Gross Profit                                              24,967            26,605         27,878            29,881

Net Income (Loss) (1)                                    (27,818)*          (4,481)*        1,884                10
Per Common Share:
     Basic                                                (3.19)*           (0.51)*         0.22               ---
     Diluted                                              (3.19)*           (0.51)*         0.22               ---

(1) reflects goodwill impairment charge of $29,334,000 as of January 1, 2002 in accordance with FAS 142. See Note 1 and 7.

The Company recorded after tax charges of $ 4.4 million in the fourth quarter of 2002 related to the Lisle, Illinois environmental matter, described in more detail in Note 13.

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

Net Income (Loss)                                     $   11,116 *     $     2,566 *  $     2,093 * ($     9,461) *
Per Common Share:
     Basic                                            $     1.27 *     $     0.29 *     $     0.24 *    ($     1.08) *
     Diluted                                          $     1.27 *     $     0.29 *     $     0.24 *    ($     1.08) *

* restated to reflect cost of subsidiary stock options - See Note 17.

The Company recorded an Equity Loss in Investee of $14.9 million in 2001 as more fully described in Note 6 of which $13.9 million was recorded in the fourth quarter of 2001.


16. COMMON STOCK BUYBACK PROGRAM

         In 2002 the Company did not purchase any shares under its program of selective "open-market" purchases. The Company acquired 21,500 shares in 2001. All such shares are accounted for as treasury shares.


17. STOCK OPTION PLANS

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

         A summary of transactions for the years ended December 31, 2002, 2001, and 2000, are as follows:

                                                                   Weighted
                                        Number of                Average
                                         Options                Exercise Price

    Balance - December 31, 1999          175,000                    $16.79

    Balance - December 31, 2000          175,000                    $16.79

      Granted                             25,000                    $23.25


    Balance - December 31, 2001          200,000                    $17.60


   Balance - December 31, 2002           200,000                    $17.60
                                         =======                    =======

         Options exercisable for the years ended December 31, 2002, 2001, and 2000, were 141,000, 124,000, and 89,000, respectively. The weighted average exercise price for all exercisable options as of December 31, 2002 was $16.26.

         The weighted average fair value at the date of grant for options outstanding as of December 31, 2002, 2001, and 2000 were $8.64, $8.64, and $8.32, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                                    Options
                                                                   Granted in
                                                                      2001

         Expected life (years)                                          10
         Interest                                                     4.39%
         Volatility                                                  22.52%
         Dividend yield                                                  0%

         The Company accounts for stock-based compensation under the intrinsic value method in accordance with APB 25. Pro forma disclosure of net income and earnings per share on the basis of the fair value method is included in Note 1.

         Effective July 1, 1996, the Company's subsidiary, Omega Flex, Inc. (Omega) adopted a stock option plan (Plan) which provides for the granting of both Incentive and Non-Qualified Stock Options (as those terms are defined in the Internal Revenue Code) of up to 200 shares of stock to certain employees of Omega for the purchase of Omega's common stock at fair market value as of the date of grant. The Plan was approved as of July 1, 1996 by John E. Reed, representing Mestek, the sole shareholder of Omega, pursuant to authority vested in him by vote of the Board of Directors of Mestek dated May 22, 1996. Options to purchase an aggregate of 140 shares of the common stock of Omega, representing a 14% equity share were granted, to two Omega executives effective July 1, 1996. The options vest over a five-year period commencing May 1, 1999 and ending on May 1, 2003 and expire on July 1, 2006. None of the options granted have been exercised. Through a separate agreement, the option holders currently have a put right after exercise which allows them to sell their option shares to Omega at a figure based upon book value and Omega currently has a corresponding call option at a figure based upon of book value. In accordance with APB 25 the Company has reflected a pre-tax charge to earnings in 2002 of $635,000 for the compensation value in that period of the options granted. The Company has restated, for purposes of comparability, the 2001 and 2000 Income Statements included herein to reflect after-tax charges of $412,000, ($0.05 per share basic and diluted), and $418,000, ($0.05 per share basic and diluted), respectively, for the compensation value in those periods for the options granted. The consolidated Balance Sheet at December 31, 2001 as presented herein has also been restated to give cumulative effect to the compensation value of the options granted in 1996, increasing Accrued Compensation by $1,319,000, reducing Other Accrued Liabilities by $97,000, and reducing Retained Earnings by $1,222,000. As the effect on previously filed financial statements was not material, the Company has not amended previous filings.


18. SUBSEQUENT EVENTS

         On April 9, 2003 the Company announced plans to close its Scranton, Pennsylvania (Anemostat) manufacturing operations and relocate the products made in Scranton to several of the Company's existing facilities. On April 8, 2003 the Company announced plans to close its Bishopville, South Carolina (King Company) manufacturing operations and relocate the products made in Bishopville to the Company's Dallas, Texas facility. The Company will account for the costs related to these product relocations in accordance with FAS 146, Accounting for Costs Associated With Exit or Disposal Activities. Accordingly, no costs have been accrued in the accompanying financial statements in relation to these activities. Management expects that the costs incurred in relation to these activities will be reflected in the Company's results of operations for the second and third quarters of 2003. The Company does not expect that the sum of any such costs will materially adversely effect the Company's financial position or results of operations.

                                    PART III

         With respect to items 10 through 13, the Company will file with the Securities and Exchange Commission, within 120 days of the close of its fiscal year, a definitive proxy statement pursuant to Regulation 14A.

Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding directors of the Company will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held June 3, 2003, and to the extent required and except as set forth therein, is incorporated herein by reference. Information regarding executive officers of the Company is set forth under the caption "Executive Officers".

Item 11 - EXECUTIVE COMPENSATION

         Information regarding executive compensation will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held June 3, 2003, and, to the extent required and except as set forth therein, is incorporated herein by reference.

         The report of the Compensation Committee of the Board of Directors of the Company shall not be deemed incorporated by reference by any general statement incorporating by reference the proxy statement into any filing under the Securities Exchange Act of 1934, and shall not otherwise be deemed filed under such Act.

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners and management will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held June 3, 2003, and, to the extent required and except as set forth therein, is incorporated herein by reference.

Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held June 3, 2003, and, to the extent required and except as set forth therein, is incorporated herein by reference.

ITEM 14. - CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

         Subsequent to the enactment in 2002 of the Sarbanes-Oxley Act, the Company established a Disclosure Committee comprised of its Chief Legal Officer, Chief Operating Officer and Chief Financial Officer. The Disclosure Committee on a quarterly basis reviews written sub-attestations obtained from key financial and operating personnel, consults with outside technical advisers as needed, and meets with the Company's CEO, among other steps. Within the 90-day period prior to the filing of this report, Company Management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's Disclosure Controls and procedures as defined in the Securities Exchange Act of 1934 Rule 13 Section 14(c). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the date of that evaluation.

(b) Changes in Internal Controls.

         Subsequent to the enactment in 2002 of the Sarbanes-Oxley Act, the Company undertook a review of its internal controls, including its internal accounting controls. This process resulted in an expanded Internal Control & Accounting Policy & Procedures Manual which has now been widely disseminated within the Company. While numerous policies were clarified as a result, and some formerly informal policies were formalized, the Company does not believe that any such changes represented corrective actions taken with regard to significant deficiencies and material weaknesses. Accordingly, the Company believes there have been no significant changes in internal controls or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

                                     PART IV


Item 14 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K


                                      INDEX
                                                                      Pages of
                                                                   this report
------------------------------------------------------------------------------


Independent Auditors' Reports                                          Page 33

Financial Statements:

(a)(1)   Consolidated Balance Sheets as of
            December 31, 2002 and 2001                         Pages 34 and 35

     Consolidated Statements of Operations for the Years
     Ended December 31, 2002, 2001, and 2000                           Page 36

     Consolidated Statements of Shareholders' Equity and
        Comprehensive Loss for the Years Ended
        December 31, 2002, 2001, and 2000                              Page 37

     Consolidated Statements of Cash Flows for the Years
         Ended December 31, 2002, 2001, and 2000                       Page 38

     Notes to the Consolidated Financial Statements        Pages 39 through 66

(a)(2) Financial Statement Schedules Page 68

     II. Valuation and Qualifying Accounts                             Page 69

     All other financial statement schedules required by Item 14(a)(2) have been omitted because they are inapplicable or because the required information has been included in the Consolidated Financial Statements or notes thereto.

(a)(3)   Exhibits

     The Exhibit Index is set forth on Pages 70 through 71

     No annual report to security holders as of December 31, 2002 has been sent to security holders and no proxy statement, form of proxy or other proxy soliciting material has been sent by the registrant to more than ten of the registrant's security holders with respect to any annual or other meeting of security holders held or to be held in 2002. Such annual report to security holders, proxy statement or form of proxy will be furnished to security holders subsequent to the filing of this Annual Report on Form 10-K.

                                                                   Schedule II




                                  MESTEK, INC.
                        Valuation and Qualifying Accounts
                  Years ended December 31, 2002, 2001, and 2000




                                             (Credited)
                             Bal. at Charged Bad Debt Bal. at Beg. to Other
                             Write-offs at end
Year     Description         of Year           expense            (1)                                 of Year
-------------------------------------------------------------------------------------------------------------

                                            (dollars in thousands)

2002     Allowance
         for doubtful
         accounts            $ 4,239            (397)                 6            (618)             3,230
2001     Allowance
         for doubtful
         accounts            $ 3,746          $ 1,108           ($ 218)          ($ 397)           $ 4,239

2000     Allowance
         for doubtful
         accounts            $ 3,627          $ 1,426              $ 70        ($ 1,377)           $ 3,746

  (1) Includes recoveries of amounts previously written-off, allowances for doubtful accounts of acquired companies, and deletions of allowances for doubtful accounts of disposed of companies.

  EXHIBIT INDEX

         Those documents followed by a parenthetical notation are incorporated herein by reference to previous filings with the Securities and Exchange Commission as set forth below.

Exhibit No.
Description
*************

3.1      Articles of Incorporation of Mestek, Inc., as amended             (F)

3.2      Amended and Restated By-laws of Mestek, Inc. as
            amended through December 12, 2000                              (B)

10.1     Employment Agreement dated January 1, 1982 between Mestek
         and John E. Reed                                                  (A)

10.2     Lease Agreement dated January 1, 2000 between Mestek (lessee) and
         Sterling Realty Trust (lessor); 260 North Elm                     (B)

10.3     Lease dated January 1, 1994 between Mestek (lessee) and
         Sterling Realty Trust (lessor); South Complex                     (D)

10.4     Amended and Restated Lease Agreement dated as of July 1, 1997
         between Mestek, Inc. (lessee) and Rudbeek Realty Corp. (lessor)   (H)

10.5 Amended and Restated Lease Agreement dated as of January 1, 1997 between Vulcan Radiator Division, Mestek, Inc. (lessee) and
         MacKeeber Associates Limited Partnership (lessor).                (F)

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

10.8     Lease Agreement dated July 1, 1998 between Mestek (lessee) and
         Sterling Realty Trust (lessor); 161 Notre Dame                    (I)

10.9     1996 Mestek, Inc. Stock Option Plan.                              (E)

10.10 Amended and Restated Revolving Loans and Foreign Exchange Facilities Agreement between Mestek, Inc. and
         Bank Boston dated July 15, 1997.                                  (G)

10.11 Second Amendment dated May 31, 2001 to Amended and Restated Revolving loans and Foreign Exchange facilities Agreement between
         Mestek, Inc. and Fleet National Bank                              (K)

10.12    Supplemental Executive Retirement Agreements entered into between
         Mestek, Inc. and certain of its officers.                         (G)

10.13    Lease dated July 1, 1999 between Mestek (Lessee) and
         Sterling Realty Trust (Lessor) for 1st
         Floor - Torrington Building.                                      (J)

10.14    Lease dated July 1, 1999 between Mestek (Lessee) and
         Sterling Realty Trust (Lessor) for 3rd & 4th
         Floor - Torrington Building.                                      (J)

10.15    Lease dated October 1, 2000 between Mestek (Lessee) and
         Sterling Realty (Lessor); 1st Floor Torrington Building           (B)

10.16    Participation Agreement dated as of December 31, 2001 by
         and among John E. Reed, Mestek, Inc. and CareCentric, Inc.        (K)

11.1    Schedule of Computation of Earnings per Common Share.

22.1    Subsidiaries of Mestek, Inc.

        (A) Filed as an Exhibit to the Registration Statement 33-7101,effective July 31, 1986

        (B) Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2000

        (C) Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 1987

        (D) Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 1993

        (E) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

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

        (G) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 31, 1997.

        (H) Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 1997.

        (I) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

        (J) Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999.

(K) Filed as an Exhibit to the Annual Report a Form 10-K for the year ended December 31, 2001.

23.1    Consent of Grant Thornton LLP

                                                          Exhibit 11.1


                                  MESTEK, INC.
              Schedule of Computation of Earnings Per Common Share




                                                                                        Years Ended December 31,
                                                                                2002           2001         2000
                                                                                ----           -----------------
                                                                                       (As Restated    (As Restated
                                                                                       see Note 17)    see Note 17)

                                                               (dollars in thousands, except earnings per share)
---------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations                                   ($   1,071)   ($   2,633)     $  15,984
Income from Discontinued Segments                                                              8,947           666
Cumulative Effect of a Change in Accounting Principle                      ($  29,334)    ---               ---
                                                                           ----------------------       -----------
Net Income                                                                   ($30,405)      $  6,314     $  16,650
                                                                            ==========      ========     =========
Basic Earnings (Loss) per Common Share:
Continuing Operations                                                      ($    0.12)   ($    0.30)    $     1.83
Discontinued Operations                                                            ---          1.02          0.07
Cumulative Effect of a Change in Accounting Principle                           (3.36)       ---               ---
                                                                             ---------   -----------       --------
Net Income                                                                    ($ 3.48)     $    0.72     $    1.90
                                                                            ==========     =========     =========

Basic Weighted Average Shares Outstanding                                        8,722         8,723         8,744
                                                                             =========     =========     =========

Diluted Earnings (Loss) Per Common Share
Continuing Operations                                                         ($ 0.12)     ($  0.30)     $    1.82
Discontinued Operations                                                            ---          1.02          0.08
Cumulative Effect of a Change in Accounting Principle                           (3.36)     ---              ---
                                                                             ---------------------     ------------
Net Income                                                                    ($ 3.48)     $    0.72     $    1.90
                                                                              ========     =========     =========

Diluted Weighted Average Shares Outstanding                                      8,722         8,765         8,760
                                                                             =========     =========     =========

                              LIST OF SUBSIDIARIES
                              As of March 31, 2002
                                                               Jurisdiction of
Name                                                             Formation

Advanced Thermal Hydronics, Inc.                                      Delaware
Anemostat, Inc.                                                       Delaware
Boyertown Foundry Company                                         Pennsylvania
Deltex Partners, Inc.                                                 Delaware
Formtek, Inc.                                                         Delaware
         Met-Coil Systems Corporation                                 Delaware
         Hill Engineering, Inc.                                       Illinois
         Formtek Cleveland, Inc. (f/k/a SNS Properties, Inc.)             Ohio
                  Krasny-Kaplan, Inc. (sub of Formtek Cleveland)          Ohio
         Formtek Metalforming Integration, LLC                        Delaware
         Iowa Rebuilders, Inc.                                            Iowa
Gentex Partners, Inc.                                                    Texas
         Mestex, Ltd. (Texas limited partnership)                        Texas
         Yorktown Properties, Ltd. (Texas limited partnership)           Texas
HBS Acquisition Corporation                                           Delaware
Keyser Properties, Inc.                                               Delaware
Lexington Business Trust (Massachusetts business trust)          Massachusetts
1470604 Ontario, Inc.                                                  Ontario
Mestek Canada, Inc.                                                    Ontario
Mestek Foreign Sales Corporation                           U.S. Virgin Islands
Omega Flex, Inc.                                                  Pennsylvania
         Omega Flex Limited                                            England
Pacific/Air Balance, Inc.                                           California
Westcast, Inc.                                                   Massachusetts

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


     Director and/or Officer                                Year of Execution

     William J. Coad                                               1987
     David M. Kelly                                                1996
     Winston R. Hindle, Jr.                                        1995
     David W. Hunter                                               1987
     John E. Reed                                                  1987
     Stewart B. Reed                                               1987
     James A. Burk                                                 1987
     R. Bruce Dewey                                                1990
     Jack E. Nelson                                                1996
     William S. Rafferty                                           1990
     Stephen M. Shea                                               1987
     Charles J. Weymouth                                           1995
     Kevin R. Hoben                                                1996
     Stephen M. Schwaber                                           1997
     Phil K. LaRosa                                                1997
     Robert P. Kandel                                              1997
     Richard E. Kessler                                            1997
     Timothy P. Scanlan                                            1997
     George F. King                                                2002
     J. Nicholas Filler                                            2002
     Edward J. Trainor                                             2002

                                                                  Exhibit 23.1


               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


         We have issued our report dated March 7, 2003 (except for Note 18, as to which the date is April 9, 2003), accompanying the consolidated financial statements included in the Annual Report of Mestek, Inc. and subsidiaries on Form10-K for the year ended December 31, 2002. We hereby consent to the incorporation by reference of said report in the Registration Statements of Mestek, Inc. on Form S-8 (File Numbers 333-06429, effective July 9, 1996 and 333-82067, effective July 1, 1999).


/s/ Grant Thornton LLP


Boston, Massachusetts
April 10, 2003

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    MESTEK, INC.


Date:  April 15, 2003              By:    /S/ John E. Reed
                                   -------------------------------------------
                                   John E. Reed, Chairman of the Board
                                   and Chief Executive Officer

Date:  April 15, 2003              By:    /S/ Stephen M. Shea
                                   -------------------------------------------
                                   Stephen M. Shea, Senior Vice President
                                   Finance, Chief Financial Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Date:  April 15, 2003              By:    /S/ William J. Coad
                                   -------------------------------------------
                                   William J. Coad, Director





Date:  April 15, 2003              By:    /S/ Winston R. Hindle, Jr.
                                   -------------------------------------------
                                   Winston R. Hindle, Jr., Director




Date:  April 15, 2003              By:    /S/ David W. Hunter
                                   -------------------------------------------
                                   David W. Hunter, Director




Date:  April 15, 2003              By:    /S/ David M. Kelly
                                   -------------------------------------------
                                   David M. Kelly, Director




Date:  April 15, 2003              By:    /S/ George F. King
                                   -------------------------------------------
                                   George F. King, Director

Date:  April 15, 2003              By:    /S/ John E. Reed
                                   -------------------------------------------
                                   John E. Reed, Director




Date:  April 15, 2003              By:    /S/ Stewart B. Reed
                                   -------------------------------------------
                                   Stewart B. Reed, Director

CERTIFICATIONS ( under Section 302 of the Sarbanes-Oxley Act of 2002)

I, John E. Reed, Chief Executive Officer of Mestek, Inc. certify that:

1.       I have reviewed this annual report on Form 10-K of Mestek, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 15, 2003

/S/ John E. Reed
John E. Reed
Chairman of the Board and Chief Executive Officer

I, Stephen M. Shea, Chief Financial Officer of Mestek, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Mestek, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 15, 2003

/S/ Stephen M. Shea
Stephen M. Shea
                Senior Vice President and Chief Financial Officer

                                  Mestek, Inc.
                              260 North Elm Street
                         Westfield, Massachusetts 01085

            (Certification Issued Pursuant 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

     I, Stephen M. Shea, certify that in connection with the Annual Report of Mestek, Inc. on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof, and pursuant to 18 U.
S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

1.            I am the Chief Financial Officer of Mestek, Inc.

2. I have read the Annual Report of Mestek, Inc. filed on Form 10-K for the year ending December 31, 2002 (the "Report"), including the financial statements contained in the Report.

3. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in this Annual Report fairly presents, in all material respects, the financial condition and results of operations of Mestek, Inc. for and as of the period described.

Date:  April 15, 2003


                                    /S/ Stephen M. Shea
                                    Stephen M. Shea

                                  Mestek, Inc.
                              260 North Elm Street
                         Westfield, Massachusetts 01085

(Certification Issued Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

I, John E. Reed, certify that:

4.            I am the Chief Executive Officer of Mestek, Inc.

5. I have read the Annual Report of Mestek, Inc. filed on Form 10-K for the year ending December 31, 2002 (the "Report"), including the financial statements contained in the Report.

6. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in this Annual Report fairly presents, in all material respects, the financial condition and results of operations of Mestek, Inc. for and as of the period described.

Date:  April 15, 2003


                                     /S/ John E. Reed
                                    John E. Reed