Form 10-Q
period 2003-03-31
MESTEK INC
filed 2003-05-15
CIK 65195

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended: March 31, 2003


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


The number of shares of Common Stock outstanding as of March 31, 2003 was 8,721,603.

                                  MESTEK, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003


                                      INDEX

PART I - FINANCIAL INFORMATION                                         Page No.
                                                                       --------

Item 1 - Financial Statements

Condensed consolidated balance sheets at March 31, 2003 (unaudited)
         and December 31, 2002 (audited)                                    3-4

Condensed consolidated statements of operations for the three
         months ended March 31, 2003 and 2002 (unaudited)                     5

Condensed consolidated statements of cash flows for the three
         months ended March 31, 2003 and 2002 (unaudited)                     6

Condensed consolidated statement of changes in shareholders' equity for the period from January 1, 2002 (audited)
         through March 31, 2003 (unaudited)                                   7

Notes to the condensed consolidated financial statements (unaudited)       8-18

Item2- Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        18-26

Item 3 - Quantitative and Qualitative Information About Market Risks      26-29

Item 4 - Controls and Procedures                                             29

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                    30

Item 5. Other Information
o        Certification Under Sarbanes-Oxley Act                              30

Item 6. Exhibits and Reports on Form 8-K                                     31

Schedule of Computation of Per Share Earnings                                31


SIGNATURE                                                                    31

PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements


                                  MESTEK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                        March 31,      Dec. 31,
                                                          2003           2002
                                                          ----           ----
                                                       (Unaudited)    (Audited)
                                                         (Dollars in thousands)

ASSETS
Current Assets
     Cash and Cash Equivalents                              $985        $2,675
     Accounts Receivable - less allowances of,
         $3,452 and $3,230 respectively                   48,439        53,503
     Inventories                                          63,445        60,587
     Other Current Assets                                 10,830        11,372
                                                        ---------     ---------

     Total Current Assets                                123,699       128,137

Property and Equipment - net                              56,861        56,605
Other Assets and Deferred Charges - net                    9,470         9,487
Excess of Cost over Net Assets of Acquired Companies      26,147        26,072
                                                        --------      ----------

         Total Assets                                   $216,177      $220,301
                                                        ========      ========


See the Notes to Condensed Consolidated Financial Statements.


     Continued on next page

                                  MESTEK, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)




                                                    March 31,         Dec. 31,
                                                      2003               2002
                                                    ---------         ---------
                                                   (Unaudited)        (Audited)
                                                       (Dollars in thousands)

LIABILITIES, AND SHAREHOLDERS' EQUITY
Current Liabilities
     Current Portion of Long-Term Debt                  $6,047          $6,775
     Accounts Payable                                   18,225          16,643
     Accrued Compensation                                4,753           8,614
     Accrued Commissions                                 1,643           2,011
     Reserve for Equity Investment Losses                6,000           6,000
     Customer Deposits                                   5,962           6,763
     Accrued Employee Benefits                           8,875           8,456
     Environmental Reserves                              6,644           7,700
     Other Accrued Liabilities                          12,588          13,034
                                                        ------          -------

         Total Current Liabilities                      70,737          75,996

Long-Term Debt                                           4,775           4,891
Other Liabilities                                          690             603
                                                        ------          ------

         Total Liabilities                              76,202          81,490
                                                        ------          -------

Minority Interests                                       1,109           1,097
                                                        ------          -------

Shareholders' Equity
     Common Stock - no par, stated value $0.05
        per share, 9,610,135 shares issued                 479             479
     Paid in Capital                                    15,434          15,434
     Retained Earnings                                 134,638         133,796
     Treasury Shares, at cost,(888,532 common shares)  (10,101)       (10,101)
     Other Comprehensive Loss                           (1,584)        (1,894)
                                                       --------       ---------

     Total Shareholders' Equity                        138,866         137,714
                                                       -------        --------

         Total Liabilities, and Shareholders' Equity   $216,177       $220,301
                                                       ========       ========


See the Notes to Condensed Consolidated Financial Statements.


                                  MESTEK, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                         2003             2002 *
                                                         ----             ----
                                                        (In thousands, except
                                                     earnings per common share)

Net Sales                                                  $86,156      $89,061

Cost of Goods Sold                                          61,182       64,094
                                                            -------     -------

     Gross Profit                                           24,974       24,967

Selling Expense                                             12,501       13,299
General and Administrative Expense                           5,837        5,183
Engineering Expense                                          3,710        3,474
Environmental Charges                                        1,213         ---
                                                            -------     --------

     Operating Profit                                        1,713        3,011

Interest Income (Expense) - net                               (118)        (275)
Other Income (Expense) - net                                  (101)        (205)
                                                           -------       -------

Income Before Income Taxes and Cumulative Effect
     of a Change in Accounting Principle                    1,494         2,531

Income Taxes                                                  652         1,015
                                                           -------       ------

 Income Before Cumulative
     Effect of a Change in Accounting Principle               842         1,516

Cumulative Effect of a Change in Accounting Principle:
     Gross Impairment (Expense)                              ---        (31,633)
     Tax Benefit                                             ---          2,299
                                                           --------    ---------
     Net Impairment (Expense)                                ---        (29,334)
                                                           --------    --------

Net Income (Loss)                                            $842      ($27,818)
                                                            =====        ======

Basic Earnings (Loss) Per Common Share
     Income Before Cumulative Effect
         of a Change in Accounting Principle                $0.10       $ 0.17
     Cumulative Effect of a Change in Accounting Principle   ---         (3.36)
                                                            -----       -------

     Net (Loss) Income                                      $0.10       ($3.19)
                                                            =====       =======

Basic Weighted Average Shares Outstanding                   8,722        8,722
                                                            =====        =====

Diluted Earnings (Loss) Per Common Share
     Income Before Cumulative Effect
         of a Change in Accounting Principle                $0.10        $0.17
     Cumulative Effect of a Change in Accounting Principle   ---         (3.36)
                                                            -----        ------

     Net Income                                             $0.10       ($3.19)
                                                            =====       =======

Diluted Weighted Average Shares Outstanding                 8,742        8,722
                                                            =====        =====

* restated to give effect to 2002 goodwill impairment as of January 1, 2002 (See
Note 1) and to give effect in 2002 to subsidiary stock options (See Note 5).

See the Notes to Condensed Consolidated Financial Statements.

                                  MESTEK, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                             Three Months Ended
                                                                  March 31,
                                                              2003       2002 *
                                                              ----       ----

                                                          (Dollars in thousands)

Cash Flows from Operating Activities:
     Net Income                                               $842     ($27,818)
     Adjustments to Reconcile Net Income to Net Cash
         Provided by Operating Activities:
     Cumulative Effect of Change in Accounting Principle      ---        29,334
     Depreciation and Amortization                           2,277        1,602
     Provision for Losses on Accounts Receivable               222          436
Change in Assets & Liabilities:
         Accounts Receivable                                 4,842        3,606
         Inventory                                          (2,858)       3,569
         Accounts Payable                                    1,582         (630)
         Accrued Expenses                                   (3,810)      (2,188)
         Other Liabilities                                  (2216)           88
         Other Assets                                         441        (3,634)
                                                           -------       -------
Net Cash Provided by Operating Activities                   1,322         4,365
                                                           -------       -------

Cash Flows from Investing Activities:
     Capital Expenditures                                  (2,490)       (1,527)
                                                           -------       -------
Net Cash (Used in) Investing Activities                    (2,490)       (1,527)
                                                            ------       -------

Cash Flows from Financing Activities:
     Net Payments
         Under Revolving Credit Agreements                  (763)        (2,467)
     Principle Payments Under
         Long-term Debt Obligations                          (81)          ---
     Increase in Minority Interests                           12             24
                                                          -------        -------

Net Cash (Used in) Financing Activities                     (832)        (2,443)
                                                          -------        -------

Net (Decrease) Increase in Cash and Cash Equivalents      (2,000)           395
Translation Effect on Cash                                   310           ---
Cash and Cash Equivalents - Beginning of Period            2,675          2,315
                                                           -------       -------

Cash and Cash Equivalents - End of Period                   $985         $2,710
                                                           ======        =======

* restated to give effect to 2002 goodwill impairment as of January 1, 2002 (See
Note 1) and to give effect in 2002 to subsidiary stock options (See Note 5).

See the Notes to Condensed Consolidated Financial Statements.

                                  MESTEK, INC.
                        CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


              For the period January 1, 2002 through March 31, 2003
                             (dollars in thousands)


                                                                                                           Cumulative
                                                  Common        Paid In      Retained        Treasury      Translation
                                                  Stock         Capital      Earnings        Shares        Adjustment       Total

Balance - January 1, 2002                         $479          $15,434      $164,201        ($10,101)      ($1,390)      $168,623
Net (Loss)                                                                    (30,405)                                     (30,405)
Additional Minimum Liability
     Defined Benefit Plan--Net of tax                                                                          (559)          (559)
Cumulative Translation Adjustment                                                                                55             55
                                                  ----          --------     --------        ---------      --------    -----------
Balance -December 31, 2002 (audited)               479           15,434       133,796         (10,101)       (1,894)       137,714

Cumulative Translation Adjustment                                                                               310            310
Net Income                                                                        842                                          842
                                                  ----          --------     --------        ----------     --------      --------
Balance - March 31, 2003 (unaudited)              $479          $15,434      $134,638         ($10,101)     ($1,584)      $138,866
                                                  ====          =======      ========        ==========     ========      ========

See the Notes to Condensed Consolidated Financial Statements.

                                  MESTEK, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of Mestek, Inc. (Mestek) and its wholly owned subsidiaries (collectively the "Company"). The financial statements as reported in Form 10-Q reflect all adjustments, including those of a normal recurring nature, which are, in the opinion of management, necessary to a fair statement of results for the three-month periods ended March 31, 2003 and 2002.

         These financial statements should be read in conjunction with the Annual Report on Form 10-K, and in particular the audited financial statements, for the fiscal year ended December 31, 2002. Accordingly, footnote disclosures that would substantially duplicate the disclosures contained in the latest audited financial statements have been omitted from this filing.

Excess of Cost Over Net Assets of Acquired Companies (Goodwill)

         Through December 31, 2001, the Company amortized Goodwill on the straight-line basis over the estimated period to be benefited, typically 25 years. The Company continually evaluated the carrying value of Goodwill in accordance with FAS 121 prior to January 1, 2002 and continues to do so in accordance with FAS 142. Any impairments are recognized in accordance with the appropriate accounting standards.

Earnings per Common Share

         Basic earnings per share have been computed using the weighted average number of common shares outstanding. Common stock options are considered in the computation of diluted earnings per share except when the effect would be antidilutive.

         Had the fair value method of accounting been applied to the Company's stock option plan, with compensation cost for the Plan determined on the basis of the fair value of the options at the grant date, the Company's net income and earnings per share would have been as follows :
                                                         Three months ended
                                                      March 31,        March 31,
                                                       2003               2002
                                                       ----               ----
                                                         (In thousands, except
                                                     earnings per common share)

    Net income (loss) - as reported                     $842          ($27,818)*
    Compensation expense                                  18                34
                                                       -----          ----------
    Net income (loss) - pro forma                       $824          ($27,852)

    Basic Earnings (Loss) per share - as reported     $0.10              ($3.19)
    Compensation expense                               0.01                0.00
                                                      -----              ------
    Basic Earnings (Loss) per share - pro-forma       $0.09              ($3.19)

* restated to give effect to subsidiary stock options (see Note 5) and to give effect to 2002 goodwill impairment in the first quarter of 2002 (see Note 1)

Income Taxes

         Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Cash paid for income taxes was $216,000 and $277,000 during the three-month periods ended March 31, 2003 and 2002, respectively.

Other Comprehensive Income

         For the three-month period ended March 31, 2003 and 2002, respectively, the components of other comprehensive (loss) income consisted of foreign currency translation adjustments. Comprehensive income (loss) was $1,152,000, and ($27,818,000) for the three months ended March 31, 2003 and 2002, respectively.

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

         Accordingly, the Company ceased recording amortization of goodwill and intangible assets with indefinite lives effective January 1, 2002. The Company's analysis under Step Two of FAS 142 indicated its the Metal Forming segment's goodwill was impaired as of January 1, 2002 in the amount of $31,633,000. The effect of the impairment is treated in the accompanying financial statements as relating to the three-month period ending March 31, 2002. The related tax benefit, $2,299,000, is substantially lower than what would be expected on the basis of statutory rates due to the fact that the majority of the goodwill impaired has a zero basis for tax purposes as a result of having been acquired in stock rather than asset purchase transactions.

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

New Accounting Pronouncements

         In July 2002, the FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which relates to accounting for plant shutdowns, restructuring and other such costs. FAS No. 146 is based on the fundamental principle that a liability for a cost associated with an exit or disposal activity should be recorded when it (1) is incurred, that is, when it meets the definition of a liability in FASB Concepts Statement No. 6, Elements of Financial Statements, and (2) can be measured at fair value. The principal reason for issuing FAS No. 146 is the Board's belief that some liabilities for costs associated with exit or disposal activities that entities record under current accounting pronouncements, in particular EITF Issue 94-3, do not meet the definition of a liability. FAS No. 146 nullifies EITF Issue 94-3; thus, it will have a significant effect on practice because commitment to an exit or disposal plan no longer will be a sufficient basis for recording a liability for costs related to those activities. FAS No. 146 is effective for exit and disposal activities initiated after December 31, 2002. Early application is encouraged; however, previously issued financial statements may not be restated. An entity would continue to apply the provisions of EITF Issue 94-3 to an exit activity that is initiated under an exit plan that met the criteria of EITF Issue 94-3 before the entity initially applied FAS No. 146. The Company announced the shutdown of two manufacturing facilities in April 2003, as more fully described in Note 6, and is accounting for the related costs in accordance with FAS No 146.

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

         The Company has elected to account for stock based compensation, effective with the 2003 year, in accordance with FAS No 148, under the "fair value method". The Company has further elected to account for the change in accounting principle under the "Prospective method" as described in amended paragraph 52b of FASB Statement 123. The Company made no option grants, modifications of option grants, or settlement of option grants in either the three month period ended March 31, 2003 or the three month period ended March 31, 2002 and accordingly the change to the fair value method had no effect in either period on Net Income, Basic earnings per share or Diluted earnings per share.

         In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the impact of FIN 46 on its equity investments.
It is reasonably possible that the Company's investment in CareCentric, which is described in more detail in Note 6 to the Company's 2002 financial statements, may be subject to consolidation under the requirements of FIN 46. The Company has not reached a conclusion on this matter however due to the technical complexities posed by the interpretation of FIN 46.


Note 2 - Inventories

                                           March 31,            December 31
                                             2003                  2002
                                             ----                  ----
                                               (dollars in thousands)

         Finished Goods                    $16,129                $16,699
         Work-in-progress                   22,983                 18,908
         Raw materials                      31,592                 32,236
                                            ------                 ------
                                            70,704                 67,843
         Less provision for LIFO
           method of valuation              (7,259)                (7,256)
                                            ------                 -------
                                            $63,445                $60,587
                                            =======                =======

Note 3 - Long-Term Debt

                                           March 31,               December 31,
                                             2003 2002
                                                 (dollars in thousands)

Revolving Loan Agreement                       $0                    $763
Notes Payable                                5,500                  5,500
Industrial Development Bonds                 5,292                  5,403
Other Bonds and Notes Payable                   30                   ---
                                             -----                 -------
                                            10,822                 11,666
Less Current Maturities                     (6,047)                 6,775)
                                            -------                -------

                                            $4,775                 $4,891
                                            ======                 =======

         Revolving Loan Agreement - The Company has a Revolving Loan Agreement and Letter of Credit Facility (the Agreement) with Fleet Bank. The Agreement has been amended and extended through April 30, 2004. The Agreement's terms are substantially unchanged from those described in Note 8 to the Company's 2002 Consolidated Financial Statements. The Company expects to renew the Agreement on substantially equivalent terms before its expiration. The Company has outstanding at March 31, 2003 $6,502,000 in standby letters of credit issued principally in connection with its commercial insurance programs.

         Notes Payable - The Company has an unsecured uncommitted Demand Loan Facility with a second commercial bank, JP Morgan Chase, under which the Company can borrow up to $25,000,000 on a LIBOR basis. The facility has been renewed through June 30, 2003. The Company expects to renew the facility on substantially equivalent terms before its expiration. The Company's subsidiary, Met-Coil Systems Corporation, borrowed $5.5 million from MB Financial Corporation, a commercial bank, on July 26, 2002 in connection with the settlement of an environmental litigation matter. Fleet Bank has provided a letter of credit in support of this loan. The note bears interest at Prime minus one-half percent (0.5%) and matures on July 26, 2003

         Cash paid for interest was $174,000 and $219,000 during the three months ended March 31, 2003 and 2002, respectively.


Note 4 - Interim Segment Information

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

The HVAC and Metal Forming Segments are described in greater detail in Note 14 to the Company's 2002 Consolidated Financial Statements.

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

Factors management used to identify the enterprise's reportable segments:

         The factors which identify the HVAC and Metal Forming Segments as reportable segments are described in detail in Note 14 to the Company's 2002 Consolidated Financial Statement.

         Information presented in the following tables relates to continuing operations only.

Three Months ended
March 31, 2003:
----------------------
(in thousands)
                                                  Metal       All
                                      HVAC        Forming    Other     Totals

Revenues from External Customers     $70,101     $15,940     $115     $86,156

Segment Operating Profit (Loss)       $2,808       ($889)*  ($206)     $1,713

* Includes $1,213 in Environmental charges - See Note 7.

Three Months ended
March 31, 2002:
----------------------
(in thousands)
                                                  Metal      All
                                      HVAC       Forming    Other       Totals

Revenues from External Customers     $72,732     $16,213     $116      $89,061

Segment Operating Profit (Loss)       $3,816*      ($680)   ($125)      $3,011

* restated to give effect to subsidiary stock options - see Note 5.

HVAC Segment Revenues by HVAC Product Group:

                                                      2003            2002
                                                      ----            ----
                                                     (dollars in thousands)

Hydronic Products                                   $25,888           $24,904
Air Distribution and Cooling Products                21,331            23,313
Gas and Industrial Products                          22,882            24,515
                                                    --------          --------
     Total HVAC Segment Revenues                    $70,101           $72,732
                                                    =======           =======


Note 5 - Stock Option Plans

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

         Effective July 1, 1996, the Company's subsidiary, Omega Flex, Inc. (Omega) adopted a stock option plan (Plan) which provides for the granting of both Incentive and Non-Qualified Stock Options (as those terms are defined in the Internal Revenue Code) of up to 200 shares of stock to certain employees of Omega for the purchase of Omega's common stock at fair market value as of the date of grant. Options to purchase an aggregate of 140 shares of the common stock of Omega, representing a 14% equity share were granted to two Omega executives effective July 1, 1996. The options vest over a five-year period commencing May 1, 1999 and ending on May 1, 2003 and expire on July 1, 2006. None of the options granted have been exercised. Through a separate agreement, the option holders currently have a put right after exercise which allows them to sell their option shares to Omega at a figure based upon book value and Omega currently has a corresponding call option at a figure based upon of book value. In accordance with APB 25, the Company has reflected a pre-tax charge to earnings in the three-month periods ended March 31, 2003 and (via restatement) March 31, 2002 of $95,000 and $102,000, respectively, for the compensation value in those periods of the options granted.


Note 6 - Plant Shutdowns

         On April 9, 2003, the Company announced plans to close its Scranton, Pennsylvania (Anemostat East) manufacturing operations and relocate the products made in Scranton to several of the Company's existing facilities including those in Florence KY, Wrens GA, and the Anemostat West facility in Carson, CA. This reflects our strategy of regional manufacturing to serve our air distribution customers better throughout the United States. On April 8, 2003, the Company announced plans to close its Bishopville, South Carolina (King Company) manufacturing operations and relocate the products made in Bishopville to the Company's Dallas, Texas facility. The Company will account for the costs related to these product relocations in accordance with FAS 146, Accounting for Costs Associated With Exit or Disposal Activities (FAS 146). Accordingly, no costs have been accrued in the accompanying financial statements in relation to these activities. Management expects that the costs incurred in relation to these activities will be reflected in the Company's results of operations for the second and third quarters of 2003. As we begin this process, after planning the physical moves and having discussions with our independent sales representatives, the Company does not expect that the sum of any such costs will materially adversely effect the Company's financial position or results of operations. The Company has estimated the "exit and termination costs", as defined in accordance with FAS 146, which will be incurred in connection with these activities at approximately $350,000.


Note 7 - Commitments & Contingencies

         As previous disclosed, the Company is obligated as a guarantor with respect to certain debt of CareCentric, Inc. (formerly Simione Central Holdings, Inc.) to its primary commercial bank, Wainwright Bank & Trust Company, in the amount of $6 million which amount was accrued as of December 31, 2001 and remains on the Company's balance sheet as of March 31, 2003. The $6 million Wainwright credit line is secured by substantially all of CareCentric's assets. The balance outstanding under CareCentric's credit line with Wainwright Bank & Trust Company as of March 31, 2003 was $4,125,000.

         The Company has been named in 27 outstanding asbestos-related products lawsuits. All of these suits seek to establish liability against the Company as successor to companies that may have manufactured, sold or distributed products containing asbestos materials, and who are currently defending thousands of asbestos related cases, or because the Company currently sells and distributes boilers, an industry that has been historically associated with asbestos-related products. However, the Company has never manufactured, sold or distributed any product containing asbestos materials. In addition, the Company believes it has valid defenses to all of the pending claims and vigorously contests that it is a successor to companies that may have manufactured, sold or distributed any product containing asbestos materials. However, the results of asbestos litigation have been unpredictable, and accordingly, an adverse decision or adverse decisions in these cases, individually or in the aggregate, could materially adversely affect the financial position and results of operation of the Company and could expose the Company to substantial additional asbestos related litigation. The total requested damages of these cases is approximately $3.2 billion. Thus far, however, the Company has had over 30 asbestos-related cases dismissed without any payment and it settled a group of ten asbestos-related cases for a de minimis value. Through March 31, 2003, the total costs of defending the approximately 50 current and previously dismissed cases has totaled less than $250,000

         The Company is subject to numerous laws and regulations that govern the discharge and disposal of materials into the environment. Except as described below, the Company is not aware, at present, of any material administrative or judicial proceedings against the Company arising under any federal, state or local environmental protection laws or regulations ("Environmental Laws").

Claims Alleging Releases of Hazardous Materials

         As disclosed in previous filings, the Lockformer Company
("Lockformer"), a division of the Company's second tier subsidiary, Met-Coil Systems Corporation ("Met-Coil"), and the Company are defendants in various actions relating to the release and presence of trichloroethylene (TCE) contamination on and in the vicinity of Lockformer's manufacturing facility in Lisle, Illinois.

         As disclosed in previous filings, a class of residents south of the Lockformer facility has filed a class action complaint against Mestek and its subsidiary, Met-Coil, (Mejdrech, et al. v. The Lockformer Company, filed in the United States District Court for the Northern District of Illinois) alleging property damage by reason of groundwater contamination of soils and in some cases private drinking water wells. Based upon the evidence currently available to them, Mestek and Met-Coil believe they have valid defenses to the above action and are therefore vigorously contesting the Mejdrech claim. The Mejdrech class has been certified and seeks damages for diminution of property values and nuisance, as well as punitive damages, and both Mestek and Met-Coil expect to be able to present expert testimony refuting allegations of significant property damages or nuisance, as well as lack of punitive conduct. Other than an allegation of damages in excess of the Federal Court diversity jurisdictional amount of $75,000, no specific demand for monetary relief has been made.

         In another action, owners of eight homes not included in a prior class action or the Mejdrech action have filed suit against Met-Coil, alleging property damage and nuisance by reason of alleged contamination of their properties and drinking water wells and seeking punitive damages as well. On each of these properties, with the exception of one, no TCE has, to management's knowledge, been detected in any of plaintiffs' wells, and in the single case of TCE detection (in a well serving a home a considerable distance away from the other plaintiffs' residences) it is management's understanding that the detected TCE concentrations were below the maximum TCE contamination level specified by the Environmental Protection Agency ("EPA"). In addition, Met-Coil expects to be able to present expert testimony refuting allegations of significant property damages or nuisance or punitive conduct. Other than an allegation of damages in excess of the State Superior Court jurisdictional amount of $50,000, no specific demand for monetary relief has been made in any pleading.

         In six separate actions, ten individual plaintiffs have filed suits against Mestek and Met-Coil (collectively, the "Defendants") alleging in each case personal injury and/or fear of future illness (and, in one case, wrongful death) related to the release of TCE into drinking water and seeking punitive damages as well. In each of these cases, TCE concentrations in alleged sources of ingestion allegedly causing illness were to the best of management's knowledge, either not detected at all (with respect to three plaintiffs) or detected in low concentrations below the maximum TCE contamination level specified by the EPA. Also, in all of these cases, Defendants' initial discussions with scientific experts (toxicologists and physicians) lead Defendants to the conclusion that valid and persuasive defenses as to a lack of causal connection between the TCE exposure, if any, and the alleged illnesses of plaintiffs can be presented. None of these lawsuits, except for Schreiber v. The Lockformer Company, et al, described below, contain any "ad damnum" or specific damages demands, other than to state that the amount in controversy exceeds the statutory requirement of $75,000 in the Federal court cases, and in those cases initially brought in state court, in excess of an Illinois statutory requirement of damages in excess of $50,000 to gain access to the jurisdiction of the Superior Court of DuPage County. The case of Schreiber v. The Lockformer Company, et al, alleges compensatory damages "in excess of $1,000,000" and asks for punitive damages "in excess of $1,000,000".

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

         In general, with respect to all of the above described pending cases Mestek, to the extent that it is a defendant, and Met-Coil believe they have valid defenses to all of the pending claims and are contesting them vigorously. However, the results of litigation are inherently unpredictable, and accordingly, in any of the above actions, if the plaintiffs were to obtain a verdict of liability against Met-Coil or Mestek from a court of competent jurisdiction and assessments of significant damages, including punitive damages, such decisions, or settlements to avoid such decisions, could, individually or in the aggregate, materially adversely affect the financial position and results of operations of Met-Coil, and, conceivably, the financial position and results of operations of the Company.

         In the three month period ended March 31, 2003, Met-Coil incurred $1,213,000 in legal and other defense related costs in connection with the above matters, including defense costs paid on behalf of Honeywell, Inc., a co-defendant in these cases, pursuant to an indemnification agreement for damages and defense costs relating to the Lisle, IL property, previously entered into between Met-Coil (Lockformer) and Honeywell.

         In addition, there can be no assurance that future claims for personal injury or property damage will not be asserted by other plaintiffs against Met-Coil and Mestek with respect to the Lockformer site and facility.

         Met-Coil has limited insurance coverage for defense costs and liability associated with these environmental actions. To date approximately 40% of the cost of these litigations has been reimbursed by insurance carriers. Many of these carriers have negotiated a complete settlement with Met-Coil and are no longer liable for payment of either defense costs or indemnification expense. While several insurers remain as potential sources of partial recovery for Met-Coil, there is no assurance that this 40% level, or any level, of insurance contribution will be sustained going forward. Consistent with EITF 93-5, the Company has treated insurance recoveries, whether of defense costs or in relation to indemnity obligations, on a cash basis except where settlements that are not subject to further litigation have been reached with insurance carriers as of quarter end or year end, in which cases receivables have been appropriately accrued.

Potentially Responsible Parties (PRP) Actions
         Lisle, Illinois:

         Met-Coil has received final approval of the Work Plan for remediation of the Lisle, Illinois site ("on-site remediation") from the United State Environmental Protection Agency ("EPA") and awaits approval from the Illinois Environmental Protection Agency ("IEPA"). The IEPA has not agreed to any specific target level of remediation. On the basis of the EPA approved Work Plan and a better understanding of the costs related to achieving that Plan, Met-Coil added $3.5 million to its remediation reserve in relation to this matter, as of December 31, 2002, bringing the balance to $7,700,000 as of that date. Met-Coil has incurred specific costs in implementing the Work Plan in the three month period ended March 31, 2003 of approximately $ 1.1 million which have been charged against the remediation reserve. In light of the remaining uncertainties surrounding the effectiveness of the available remediation technologies and the future potential changes in remedial objectives and standards, still further reserves may be needed in the future with respect to the on-site remediation of the Lisle facility. The complexity of aforementioned factors makes it impossible to further estimate any additional costs.

         Any additional costs of remediation off of the Lisle site ("off-site remediation" are not determinable at this time and remain a contingency pending the resolution of the issue of whether Met-Coil has liability for TCE contamination beyond areas for which settlements have already been reached.

         Met-Coil is presently pursuing additional bank financing to fund the remediation efforts required at its Lisle, Illinois site. While such efforts are being undertaken, Mestek has made available to Met-Coil a $4,500,000 secured term credit facility for purposes of site remediation and a $2,500,000 secured revolving line of credit for operational requirements. There can be no assurance however, that Met-Coil will be able to meet its obligations in relation to the remediation Work Plan or to fund other costs related to the various actions described herein as they occur without additional financing. There can be no assurance that Met-Coil will be able to obtain such financing on terms that are acceptable to it, or at all.

         The Illinois Attorney General, in an action disclosed in previous filings and brought in the Superior Court of DuPage County, Illinois, on behalf of the State of Illinois, the IEPA and other governmental agencies, is seeking to have Met-Coil pay for the cost of connecting approximately 175 households in the Mejdrech class action area (discussed above) to public water supplies, and pay for the State's response and investigatory costs in this action and civil penalties. No specific monetary claim for damages or relief is made in the pleadings in this action. Met-Coil is in negotiations with the Illinois Attorney General on this matter. There is insufficient information available to management at this time to provide an opinion as to the outcome of these discussions. In accordance with SAB Topic 5Y, and based on recent discussions and estimations by the Attorney General's office as to its current and future costs of litigation (which Met-Coil agreed to reimburse in an Agreed Order), Met-Coil reserved $1,000,000, as of December 31, 2002, which reserve remains unchanged in the accompanying Consolidated Financial Statements. As additional information and expert opinions become available to Met-Coil, it may be better able to either revise its estimate of the range of exposure, with appropriate revision to reserves taken, or continue to believe that no such revision is either required or estimate possible.


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

         Total Revenues in the Company's HVAC segment decreased 3.6% during the first quarter of 2003 relative to the first quarter of 2002 due primarily to weakness in certain of the segment's industrial products and air distribution products as well as comparatively weak sales in certain commercial hydronic products. Operating income for this segment was accordingly reduced from $3,816,000 in the first quarter of 2002 to $2,808,000 in the first quarter of 2003.

         The Company continues to focus its efforts on overhead reduction in all areas in order to adapt to present conditions in the HVAC industry. In this connection, as explained more fully in Note 7, Plant Shutdowns, the Company announced in April the consolidation of its Bishopville, South Carolina based King National industrial heating products business into the Company's Applied Air industrial products business in Dallas, Texas, and the consolidation of its Scranton, Pennsylvania based Anemostat East air distribution products manufacturing operations into certain of the Company's existing air distribution sales, engineering and manufacturing locations. Management believes the overhead savings from consolidated operations will allow the King National and Anemostat franchises to operate more competitively in furtherance of the Company's plan to support and rebuild these established HVAC businesses.

         Total Revenues in the Company's Metal Forming segment decreased only 1.7% during the first quarter of 2003, reflecting potentially a bottoming of the cyclical decline in demand for this segment's products which began in 2001 and was exacerbated by the events of September 11, 2001. The Company believes that the mutually reinforcing franchises it has acquired under the Formtek name, including Cooper-Weymouth Peterson, Rowe, CoilMate/Dickerman, Yoder, Krasny-Kaplan, Mentor AGVS, Lockformer, Iowa Precision, Hill Engineering, B&K, and Dahlstrom, will allow it to maintain and expand its core competencies, positioning this segment very well for the next cyclical upturn in the machine tool industry. Operating profits for the segment for the quarter, excluding environmental charges of $1,213,000 related to a matter discussed in more detail below in Commitments and Contingencies, increased from a loss of $680,000 in the quarter ended March 31, 2002 to a profit of $324,000 in the quarter ended March 31, 2003, despite slightly reduced sales, as a result primarily of the segment's ongoing efforts to rationalize overhead at all levels in the face of the cyclical downturn in the demand for machine tools.

         The Company is pursuing, for all of its businesses, initiatives in Asia aimed at sourcing component parts for use in its North American factories, and assembling subcomponents on a limited basis, with ultimate plans to manufacture and sell products in Asian markets and throughout the world. The company expects to invest approximately $750,000 over the next 18 months to provide infrastructure and support for these initiatives. It is unclear what, if any, effect the developing SARS (severe acute respiratory syndrome) epidemic will have on the Company's plans in this regard. Management believes, nonetheless, that the continuing effects of globalization on manufacturing costs present the Company with critical challenges and opportunities.

         For the Company as a whole, Sales, General and Administrative, and Engineering costs, taken together as a percentage of Total Revenues, increased from 24.6% to 25.6% due principally to the drop off in revenues described above.

         Operating income, excluding the environmental charges of $1,213,000 which relate to a matter discussed in more detail below in Commitments and Contingencies, for the first quarter of 2003 for the Company as a whole was up slightly at $2,926,000, despite reduced revenues reflecting the Company's ongoing efforts aimed at overhead reduction.

         Income Tax Expense, as a percentage of pretax income (loss), increased from 40.1% in the three months ended March 31, 2002 to 43.6% in the three months ended March 31, 2003 due principally to the effects of minimum taxes in states where losses were incurred.

                  The Company's total debt (long-term debt plus current portion of long-term debt) was reduced in the first quarter of 2003 from $11,666,000 to $10,822,000, reflecting positive cash flow from operations, as reflected in the Statement of Cash Flows for the quarter. Reduced investments in accounts receivable and inventory were offset by net reductions in trade and accrued payables. Management regards the Company's current capital structure and banking relationships as fully adequate to meet foreseeable future needs. The Company has not paid dividends on its common stock since 1979. The Company remains significantly underleveraged with a debt to equity ratio of less than 5% as of March 31, 2003 and management believes it is well positioned to benefit from the current unsettled conditions in both the HVAC and Metal Forming industries in which it operates.

         The Company's Annual Meeting of Shareholders will be held 11 a. m., June 3, 2003 at the Reed Institute adjacent to the Company's headquarters in Westfield, Massachusetts.

New Accounting Pronouncements

         In July 2002, the FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which relates to accounting for plant shutdowns, restructuring and other such costs. FAS No. 146 is based on the fundamental principle that a liability for a cost associated with an exit or disposal activity should be recorded when it (1) is incurred, that is, when it meets the definition of a liability in FASB Concepts Statement No. 6, Elements of Financial Statements, and (2) can be measured at fair value. The principal reason for issuing FAS No. 146 is the Board's belief that some liabilities for costs associated with exit or disposal activities that entities record under current accounting pronouncements, in particular EITF Issue 94-3, do not meet the definition of a liability. FAS No. 146 nullifies EITF Issue 94-3; thus, it will have a significant effect on practice because commitment to an exit or disposal plan no longer will be a sufficient basis for recording a liability for costs related to those activities. FAS No. 146 is effective for exit and disposal activities initiated after December 31, 2002. Early application is encouraged; however, previously issued financial statements may not be restated. An entity would continue to apply the provisions of EITF Issue 94-3 to an exit activity that is initiated under an exit plan that met the criteria of EITF Issue 94-3 before the entity initially applied FAS No. 146. The Company announced the shutdown of two manufacturing facilities in April 2003, as more fully described in Note 6, and is accounting for the related costs in accordance with FAS No 146.

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

         The Company has elected to account for stock based compensation, effective with the 2003 year, in accordance with FAS No 148, under the "fair value method". The Company has further elected to account for the change in accounting principle under the "Prospective method" as described in amended paragraph 52b of FASB Statement 123. The Company made no option grants, modifications of option grants, or settlement of option grants in either the three month period ended March 31, 2003 or the three month period ended March 31, 2002 and accordingly the change to the fair value method had no effect in either period on Net Income, Basic earnings per share or Diluted earnings per share.

         In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the impact of FIN 46 on its equity investments.
The Company is currently evaluating the impact of FIN 46 on its equity investments. It is reasonably possible that the Company's investment in CareCentric, which is described in more detail in Note 6 to the Company's 2002 financial statements, may be subject to consolidation under the requirements of FIN 46. The Company has not reached a conclusion on this matter however due to the technical complexities posed by the interpretation of FIN 46.

Commitments and Contingencies

         As previous disclosed, the Company is obligated as a guarantor with respect to certain debt of CareCentric, Inc. (formerly Simione Central Holdings, Inc.) to its primary commercial bank, Wainwright Bank & Trust Company, in the amount of $6 million which amount was accrued as of December 31, 2001 and remains on the Company's balance sheet as of March 31, 2003. . The $6 million Wainwright credit line is secured by substantially all of CareCentric's assets. The balance outstanding under CareCentric's credit line with Wainwright Bank & Trust Company as of March 31, 2003 was $4,125,000.

         The Company has been named in 27 outstanding asbestos-related products lawsuits. All of these suits seek to establish liability against the Company as successor to companies that may have manufactured, sold or distributed products containing asbestos materials, and who are currently defending thousands of asbestos related cases, or because the Company currently sells and distributes boilers, an industry that has been historically associated with asbestos-related products. However, the Company has never manufactured, sold or distributed any product containing asbestos materials. In addition, the Company believes it has valid defenses to all of the pending claims and vigorously contests that it is a successor to companies that may have manufactured, sold or distributed any product containing asbestos materials. However, the results of asbestos litigation have been unpredictable, and accordingly, an adverse decision or adverse decisions in these cases, individually or in the aggregate, could materially adversely affect the financial position and results of operation of the Company and could expose the Company to substantial additional asbestos related litigation. The total requested damages of these cases is approximately $3.2 billion. Thus far, however, the Company has had over 30 asbestos-related cases dismissed without any payment and it settled a group of ten asbestos-related cases for a de minimis value. Through March 31, 2003, the total costs of defending the approximately 50 current and previously dismissed cases has totaled less than $250,000

            The Company is subject to numerous laws and regulations that govern the discharge and disposal of materials into the environment. Except as described below, the Company is not aware, at present, of any material administrative or judicial proceedings against the Company arising under any federal, state or local environmental protection laws or regulations ("Environmental Laws").

Claims Alleging Releases of Hazardous Materials

         As disclosed in previous filings, the Lockformer Company
("Lockformer"), a division of the Company's second tier subsidiary, Met-Coil Systems Corporation ("Met-Coil"), and the Company are defendants in various actions relating to the release and presence of trichloroethylene (TCE) contamination on and in the vicinity of Lockformer's manufacturing facility in Lisle, Illinois.

            As disclosed in previous filings, a class of residents south of the Lockformer facility has filed a class action complaint against Mestek and its subsidiary, Met-Coil, (Mejdrech, et al. v. The Lockformer Company, filed in the United States District Court for the Northern District of Illinois) alleging property damage by reason of groundwater contamination of soils and in some cases private drinking water well. Based upon the evidence currently available to them, Mestek and Met-Coil believe they have valid defenses to the above action and are therefore vigorously contesting the Mejdrech claim. The Mejdrech class has been certified and seeks damages for diminution of property values and nuisance, as well as punitive damages, and both Mestek and Met-Coil expect to be able to present expert testimony refuting allegations of significant property damages or nuisance, as well as lack of punitive conduct. Other than an allegation of damages in excess of the Federal Court diversity jurisdictional amount of $75,000, no specific demand for monetary relief has been made.

            In another action, owners of eight homes not included in a prior class action or the Mejdrech action have filed suit against Met-Coil, alleging property damage and nuisance by reason of alleged contamination of their properties and drinking water wells and seeking punitive damages as well. On each of these properties with the exception of one, no TCE has, to management's knowledge, been detected in any of plaintiffs' wells, and in the single case of TCE detection (in a well serving a home a considerable distance away from the other plaintiffs' residences) it is management's understanding that the detected TCE concentrations were below the maximum TCE contamination level specified by the Environmental Protection Agency ("EPA"). In addition, Met-Coil expects to be able to present expert testimony refuting allegations of significant property damages or nuisance or punitive conduct. Other than an allegation of damages in excess of the State Superior Court jurisdictional amount of $50,000, no specific demand for monetary relief has been made in any pleading.

         In six separate actions, ten individual plaintiffs have filed suits against Mestek and Met-Coil (collectively, the "Defendants") alleging in each case personal injury and/or fear of future illness (and, in one case, wrongful death) related to the release of TCE into drinking water and seeking punitive damages as well. In each of these cases, TCE concentrations in alleged sources of ingestion allegedly causing illness were to the best of management's knowledge, either not detected at all (with respect to three plaintiffs) or detected in low concentrations below the maximum TCE contamination level specified by the EPA. Also, in all of these cases, Defendants' initial discussions with scientific experts (toxicologists and physicians) lead Defendants to the conclusion that valid and persuasive defenses as to a lack of causal connection between the TCE exposure, if any, and the alleged illnesses of plaintiffs can be presented. None of these lawsuits, except for Schreiber v. The Lockformer Company, et al, described below, contain any "ad damnum" or specific damages demands, other than to state that the amount in controversy exceeds the statutory requirement of $75,000 in the Federal court cases, and in those cases initially brought in state court, in excess of an Illinois statutory requirement of damages in excess of $50,000 to gain access to the jurisdiction of the Superior Court of DuPage County. The case of Schreiber v. The Lockformer Company, et al, alleges compensatory damages "in excess of $1,000,000" and asks for punitive damages "in excess of $1,000,000."

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

         In general, with respect to all of the above described pending cases Mestek, to the extent that it is a defendant, and Met-Coil believe they have valid defenses to all of the pending claims and are contesting them vigorously. However, the results of litigation are inherently unpredictable, and accordingly, in any of the above actions, if the plaintiffs were to obtain a verdict of liability against Met-Coil or Mestek from a court of competent jurisdiction and assessments of significant damages, including punitive damages, such decisions, or settlements to avoid such decisions, could, individually or in the aggregate, materially adversely affect the financial position and results of operations of Met-Coil, and, conceivably, the financial position and results of operations of the Company.

         In the three month period ended March 31, 2003, Met-Coil incurred $1,213,000 in legal and other defense related costs in connection with above matters, including defense costs paid on behalf of Honeywell, Inc., a co-defendant in these cases, pursuant to an indemnification agreement for damages and defense costs relating to the Lisle, IL property, previously entered into between Met-Coil (Lockformer) and Honeywell.

         In addition, there can be no assurance that future claims for personal injury or property damage will not be asserted by other plaintiffs against Met-Coil and Mestek with respect to the Lockformer site and facility.

         Met-Coil has limited insurance coverage for defense costs and liability associated with these environmental actions. To date approximately 40% of the cost of these litigations has been reimbursed by insurance carriers. Many of these carriers have negotiated a complete settlement with Met-Coil and are no longer liable for payment of either defense costs or indemnification expense. While several insurers remain as potential sources of partial recovery for Met-Coil, there is no assurance that this 40% level, or any level, of insurance contribution will be sustained going forward. Consistent with EITF 93-5, the Company has treated insurance recoveries, whether of defense costs or in relation to indemnity obligations, on a cash basis - except where settlements that are not subject to further litigation have been reached with insurance carriers as of quarter end or year end, in which cases receivables have been appropriately accrued.

Potentially Responsible Parties (PRP) Actions
         Lisle, Illinois:

            Met-Coil has received final approval of the Work Plan for remediation of the Lisle, Illinois site ("on-site remediation") from the United State Environmental Protection Agency ("EPA") and awaits approval from the Illinois Environmental Protection Agency ("IEPA"). The IEPA has not agreed to any specific target level of remediation. On the basis of the EPA approved Work Plan and a better understanding of the costs related to achieving that Plan, Met-Coil added $3.5 million to its remediation reserve in relation to this matter, as of December 31, 2002, bringing the balance to $7,700,000 as of that date. Met-Coil has incurred specific costs in implementing the Work Plan in the three month period ended March 31, 2003 of approximately $ 1.1 million which have been charged against the remediation reserve. In light of the remaining uncertainties surrounding the effectiveness of the available remediation technologies and the future potential changes in remedial objectives and standards, still further reserves may be needed in the future with respect to the on-site remediation of the Lisle facility. The complexity of aforementioned factors makes it impossible to further estimate any additional costs.

         Any additional costs of remediation off of the Lisle site ("off-site remediation" are not determinable at this time and remain a contingency pending the resolution of the issue of whether Met-Coil has liability for TCE contamination beyond areas for which settlements have already been reached.

            Met-Coil is presently pursuing additional bank financing to fund the remediation efforts required at its Lisle, Illinois site. While such efforts are being undertaken, Mestek has made available to Met-Coil a $4,500,000 secured term credit facility for purposes of site remediation and a $2,500,000 secured revolving line of credit for operational requirements. There can be no assurance however, that Met-Coil will be able to meet its obligations in relation to the remediation Work Plan or to fund other costs related to the various actions described herein as they occur without additional financing. There can be no assurance that Met-Coil will be able to obtain such financing on terms that are acceptable to it, or at all.

         The Illinois Attorney General, in an action disclosed in previous filings and brought in the Superior Court of DuPage County, Illinois, on behalf of the State of Illinois, the IEPA and other governmental agencies, is seeking to have Met-Coil pay for the cost of connecting approximately 175 households in the Mejdrech class action area (discussed above) to public water supplies, and pay for the State's response and investigatory costs in this action and civil penalties. No specific monetary claim for damages or relief is made in the pleadings in this action. Met-Coil is in negotiations with the Illinois Attorney General on this matter. There is insufficient information available to management at this time to provide an opinion as to the outcome of these discussions. In accordance with SAB Topic 5Y, and based on recent discussions and estimations by the Attorney General's office as to its current and future costs of litigation (which Met-Coil agreed to reimburse in an Agreed Order), Met-Coil reserved $1,000,000, as of December 31, 2002, which reserve remains unchanged in the accompanying Consolidated Financial Statements. As additional information and expert opinions become available to Met-Coil, it may be better able to either revise its estimate of the range of exposure, with appropriate revision to reserves taken, or continue to believe that no such revision is either required or estimate possible.

Critical Accounting Policies

         Financial Reporting Release No. 60, released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.
Note 1 of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The following is a brief discussion of the Company's critical accounting policies.

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

         Environmental Reserves

                  As discussed more fully in Note 7 to the Consolidated Financial Statements, Mestek and its subsidiary, Met-Coil Systems Corporation (Met-Coil), are defendants in various environmental litigation matters relating to alleged releases of pollutants by Met-Coil prior to its acquisition by the Company on June 3, 2000. These matters require the Company to establish estimates related to the outcome of various litigation matters as well as estimates related to soil and groundwater remediation costs, both of which are inherently judgmental and subject to change on an ongoing basis.

         Investments

As discussed more fully in Note 6 to the Consolidated Financial Statements for 2002, the Company has certain investments in CareCentric, Inc. (CareCentric) which it has historically accounted for on the equity method. On March 29, 2002, the Company transferred certain voting rights to John E. Reed, its Chairman and CEO, in the context of a refinancing transaction under which both the Company and John E. Reed invested additional monies in CareCentric. As a result of the transfer of votes the Company determined that it no longer had "significant influence" relative to CareCentric, as defined in APB 18 and EITF 98-13, and, accordingly, adopted the cost method of accounting for its investments in CareCentric subsequent to that date.

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

         Product Liability Reserves

As explained in more detail in Note 13 to the Consolidated Financial Statements for 2002, the Company has absorbed significantly higher levels of insurance risk subsequent to September 11, 2001 due to the effects of September 11, 2001 on pricing in the commercial insurance marketplace. As a result, the Company must establish estimates relative to the outcome of various product liability and general liability matters which are inherently judgmental and subject to ongoing change.

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


Item 3. - Quantitative and Qualitative Information about Market Risks

         The Company's operations are sensitive to a number of market factors, any one of which could materially adversely effect its results of operations in any given year:

         Construction activity--the Company's largest segment, its Heating, Ventilating, and Air Conditioning (HVAC) segment, is directly affected and its other segment, Metal Forming, is indirectly affected by commercial construction projects and residential housing starts. Relatively lower interest rates in 2002, and 2003 to date, and strong institutional activity helped prevent what might otherwise have been a more pronounced recessionary effect. Significant increases in interest rates or reductions in construction activity in future periods, however, could be expected to adversely effect the Company's revenues, possibly materially.

         Manufacturing Activity-- The Company's Metal Forming segment, as a manufacturer of capital goods used in other manufacturing processes, is subject to significant cyclicality. The Company's Metal Forming segment provides equipment used to hold, uncoil, straighten, form, bend, cut and otherwise handle metal used in manufacturing operations; all activities likely to be adversely effected in recessionary periods. The level of manufacturing activity in the automotive, steel processing, metal furniture, and stamping industries, are particularly relevant to this segment since its products are typically purchased to upgrade or expand existing equipment or facilities. Expectations of future business activity are also particularly relevant. Activity in this segment was significantly effected by events of September 11, 2001 and the continuing downturn in capital spending, especially in the manufacturing sector.

         Credit Availability--Although interest rates trended lower in 2002, and 2003 to date, reflecting the Federal Reserve's monetary policy during this period, credit availability has, reportedly, somewhat tightened for marginal business borrowers. As the Company's customer base includes many small to medium sized business, a further credit tightening through the commercial banking system could be expected, at some point, to adversely effect the Company's sales, as was the case in the "credit crunch" of 1990-1991.

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

         Commodity Risks--The purchase raw material commodities and is at risk for fluctuations in the market price of those commodities. In connection with the purchase of major commodities, principally copper and aluminum for manufacturing requirements, The Company enters into commodity forward agreements to effectively hedge the cost of the commodity. This forward approach is done for a portion of the Company's requirements, while the balance of the transactions required for these two commodities are conducted in the cash market. The forward agreements require the Company to accept delivery of the commodity in the quantities committed, at the agreed upon forward price, and within the timeframe specified. The cash market transactions are executed at the Company's discretion and at current market prices. In addition to the raw material cost strategy described above, the Company enters into fixed pricing agreements for the fabrication charges necessary to convert these commodities into useable product

         Interest Rate Sensitivity--The Company's borrowings are largely Libor or Prime Rate based. The Company believes that a 100 basis-point increase in its cost of funds would not have a material affect on the Company's financial statements taken as a whole.

Item 4 - Controls and Procedures

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



PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

     There have been no material changes in the matters previously identified under Item 2, Legal Proceedings in the Company's Form 10-K for 2002. See Part I to this Form 10 Q, Management's Discussion and Analysis, and Note 7 to these Condensed Consolidated Financial Statements for a discussion of material contingencies.



Item 5 - Other Information:



     Certifications under Sarbanes-Oxley Act:

              (see following)

Item 6 - Exhibits and Reports on Form 8-K

(a)      Statement of Computation of Per Share Earnings ... Page 36

(b) The Company filed one Form 8 K during the quarter ended March 31, 2003 dated January 22, 2003 under Item 5 - Other Events disclosing certain contractual commitments made in relation to previously disclosed environmental remediation liabilities.

                                  MESTEK, INC.
              SCHEDULE OF COMPUTATION OF EARNINGS PER COMMON SHARE


                                                  Three Months Ended March 31,
                                                        2003            2002*
                                                      ---------------------
                                                      (In thousands, except
                                                    earnings per common share)


Income Before Cumulative Effect of
     a Change in Accounting Principle                     $842         $1,516
Cumulative Effect of a Change in Accounting Principle     ---         (29,334)
                                                        ------        ---------
Net Income                                                $842        ($27,818)
                                                        ======        =========

Basic Earnings per Common Share:
Income Before Cumulative Effect of
     a Change in Accounting Principle                    $0.10           $0.17
Cumulative Effect of a Change in Accounting Principle     ---            (3.36)
                                                         ------          ------
Net Income                                               $0.10          ($3.19)
                                                         =====          =======

Basic Weighted Average Shares Outstanding                8,722           8,722
                                                         =====          =======

Diluted Earnings Per Common Share:
Income Before Cumulative Effect of
     a Change in Accounting Principle                    $0.10           $0.17
Cumulative Effect of a Change in Accounting Principle     ---            (3.36)
                                                         ------          ------
Net Income                                               $0.10          ($3.19)
                                                         =====           ======

Diluted Weighted Average Shares Outstanding              8,742           8,722
                                                         ======          =======

* restated to give effect to 2002 goodwill impairment as of January 1, 2002 (See
Note 1) and to give effect in 2002 to subsidiary stock options (See Note 5).




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  MESTEK, INC.
                                  (Registrant)


Date: May 15, 2003         By: /S/ Stephen M. Shea
                           ----------------------------------------------------
                           Stephen M. Shea, Senior Vice President - Finance
                           and CFO (Chief Financial Officer)

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

Date:    May 15, 2003

                         /S/ John E. Reed
                         --------------------------------------------------
                         John E. Reed
                         Chief Executive Officer
                         Mestek, Inc.

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

Date:    May 15, 2003

                              /S/ Stephen M. Shea
                              -------------------------------------------------
                              Stephen M. Shea
                              Chief Financial Officer
                              Mestek, Inc.

                                  Mestek, Inc.
                              260 North Elm Street
                         Westfield, Massachusetts 01085

(Certification Issued Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)


I, John E. Reed, certify that:

     1.       I am the Chief Executive Officer of Mestek, Inc.

     2. I have read the quarterly report of Mestek, Inc. filed on Form 10-Q for the quarter ending March 31, 2003 (the "Report"), including the financial statements contained in the Report.

     3. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of Mestek, Inc. for and as of the period described.

Date:    May 15, 2003

                           /S/ John E. Reed
                            --------------------------------------------------
                            John E. Reed
                            Chief Executive Officer
                            Mestek, Inc.

                                  Mestek, Inc.
                              260 North Elm Street
                         Westfield, Massachusetts 01085

(Certification Issued Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

I, Stephen M. Shea, certify that:

1.            I am the Chief Financial Officer of Mestek, Inc.

2. I have read the quarterly report of Mestek, Inc. filed on Form 10-Q for the quarter ending March 31, 2003 (the "Report"), including the financial statements contained in the Report.

3. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of Mestek, Inc. for and as of the period described.

Date:    May 15, 2003


                           /S/ Stephen M. Shea
                           --------------------------------------------------
                           Stephen M. Shea
                           Chief Financial Officer
                           Mestek, Inc.