Form 10-Q
period 2003-06-30
MESTEK INC
filed 2003-08-14
CIK 65195

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended: June 30, 2003


                          Commission file number: 1-448


                                  MESTEK, INC.


                            Pennsylvania Corporation


                                        I.R.S. Employer Identification No.
                                   25-0661650


                              260 North Elm Street
                         Westfield, Massachusetts 01085


                            Telephone: (413) 568-9571


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         [ x ] Yes         [    ] No

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).    Yes [    ]        No [ x ]


The number of shares of Common Stock outstanding as of August 14, 2003, was 8,721,603.

                                  MESTEK, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003

                                      INDEX





PART I - FINANCIAL INFORMATION                                        Page No.

Item 1 - Financial Statements



Condensed consolidated balance sheets at June 30, 2003 (unaudited)
         and December 31, 2002 (audited)                                 3 - 4

Condensed consolidated statements of operations for the
         three-months ended June 30, 2003 and 2002 and the
         six-months ended June 30, 2003and 2002 (unaudited)                  5

Condensed consolidated statements of cash flows for the
         six-months ended June 30, 2003 and 2002(unaudited)                  6

Condensed consolidated statement of changes in shareholders' equity for the period from January 1, 2002 (audited) through
         June 30, 2003 (unaudited)                                           7

Notes to the condensed consolidated financial statements (unaudited)      8-21

Item 2- Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       22-33

Item 3 - Quantitative and Qualitative Information About Market Risks     34-36

Item 4 - Controls and Procedures                                            36

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                  37

Item 4 - Submission of Matters to Vote of Security Holders                  37

Item 5. Other Information                                                   37
Item 6 - Exhibits and Reports on Form 8-K                                   38

SIGNATURE                                                                   38

In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements


                                  MESTEK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                                June 30,              Dec. 31,
                                                                                 2003                   2002
                                                                                    (Dollars in thousands)
                                                                                  (Unaudited)         (Audited)
ASSETS
Current Assets
     Cash and Cash Equivalents                                                $      3,758             $     2,675
     Accounts Receivable - less allowances of,
         $3,428 and $3,230 respectively                                             53,099                  53,503
     Inventories                                                                    61,509                  60,587
     Other Current Assets                                                           16,172                  11,372

         Total Current Assets                                                      134,538                 128,137

Property and Equipment - net                                                        55,846                  56,605
Other Assets and Deferred Charges - net                                              7,671                   9,487
Excess of Cost over Net Assets of Acquired Companies                                26,280                  26,072

         Total Assets                                                             $224,335               $ 220,301



See the Notes to Condensed Consolidated Financial Statements

     Continued on next page

                                  MESTEK, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

                                                                            June 30,                    Dec. 31,
                                                                             2003                         2002
                                                                                    (Dollars in thousands)
                                                                           (Unaudited)                   (Audited)

LIABILITIES, AND SHAREHOLDERS' EQUITY
Current Liabilities
     Current Portion of Long-Term Debt                                     $   9,161                    $  6,775
     Accounts Payable                                                         17,749                      16,643
     Accrued Compensation                                                      4,587                       8,614
     Accrued Commissions                                                       2,059                       2,011
     Reserve for Equity Investment Losses                                      6,000                       6,000
     Customer Deposits                                                         6,250                       6,763
     Accrued Employee Benefits                                                 8,640                       8,456
     Environmental Litigation/Remediation Reserves                            18,031                       8,700
     Other Accrued Liabilities                                                15,476                      12,034

         Total Current Liabilities                                            87,953                      75,996

Long-Term Debt                                                                 4,657                       4,891
Other Liabilities                                                                683                         603

         Total Liabilities                                                    93,293                      81,490

Minority Interests                                                             1,133                       1,097

Shareholders' Equity
     Common Stock - no par, stated value $0.05 per share,
         9,610,135 shares issued                                                 479                         479
     Paid in Capital                                                          15,434                      15,434
     Retained Earnings                                                       125,129                     133,796
     Treasury Shares, at cost, (888,532 common shares)                      (10,101)                    (10,101)
     Other Comprehensive Loss                                                (1,032)                     (1,894)
     Total Shareholders' Equity                                              129,909                     137,714

         Total Liabilities, and Shareholders' Equity                        $224,335                   $ 220,301


See the Notes to Condensed Consolidated Financial Statements.

                                  MESTEK, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                          Three Months Ended                 Six Months Ended
                                                               June 30,                          June 30,
                                                        2003             2002 *            2003             2002 *
                                                          (Dollars in thousands, except earnings per common share)

Net Sales                                            $  86,958         $  90,630       $  173,114        $  179,691

Cost of Goods Sold                                      62,378            64,025          123,561           128,119

     Gross Profit                                       24,580            26,605           49,553            51,572

Selling Expense                                         13,154            13,485           25,654            26,784
General and Administrative Expense                       5,275             5,966           11,112            11,149
Engineering Expense                                      3,833             3,950            7,543             7,424
Plant Shutdown Expense                                     711             ---                711             ---
Environmental Litigation/Remediation Charges            16,025             9,473           17,238             9,473

     Operating Loss                                   (14,418)           (6,269)         (12,705)           (3,258)

Interest Income (Expense) - net                          (149)             (219)            (267)             (494)
Other Income (Expense) - net                              (58)             (193)            (159)             (398)

Loss Before Income Taxes and Cumulative Effect
     of a Change in Accounting Principle              (14,625)           (6,681)         (13,131)           (4,150)

Income Taxes Benefit                                   (5,116)           (2,200)          (4,464)           (1,185)

Loss Before Cumulative Effect
     of a Change in Accounting Principle               (9,509)           (4,481)          (8,667)           (2,965)

Cumulative Effect of a Change in Accounting Principle:
     Gross Impairment (Expense)                                                                            (31,633)
     Tax Benefit                                                                                              2,299
     Net Impairment (Expense)                        ---             ---                ----               (29,334)

Net Loss                                             ($ 9,509)         ($ 4,481)         ($8,667)        ($ 32,299)

Basic and Diluted (Loss) Per Common Share
     Loss Before Cumulative Effect
         of a Change in Accounting Principle          ($ 1.09)          ($ 0.51)         ($ 0.99)          ($ 0.34)
     Cumulative Effect of a
         Change in Accounting Principle              ---              ---               ---                 ( 3.36)
     Net Loss                                          ($1.09)           ($0.51)          ($0.99)           ($3.70)

Basic and Diluted Weighted Average Shares Outstanding    8,722            8,722            8,722             8,722



 * restated to give effect to 2002 goodwill impairment as of January 1, 2002 (See Note 1) and to give effect in 2002 to subsidiary stock options (See
Note 5).

See the Notes to Condensed Consolidated Financial Statements.

                                  MESTEK, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                       2003                 2002 *
                                                                                        (Dollars in thousands)

Cash Flows from Operating Activities:
     Net Loss                                                                        ($8,667)           ($  32,299)
     Adjustments to Reconcile Net Loss to Net Cash
         Provided by Operating Activities:
     Cumulative Effect of Change in Accounting Principle                               ---                   29,334
     Depreciation and Amortization                                                      4,240                 3,826
     Provision for Losses on Accounts Receivable                                          198                   681
     Change in Assets & Liabilities:
         Accounts Receivable                                                              206                 (163)
         Inventory                                                                      (922)                 5,541
         Accounts Payable                                                               1,106               (1,501)
         Accrued Expenses Other Liabilities                                             (786)                 1,675
         Environmental Litigation/Remediation Reserves                                  9,331                11,466
         Other Assets                                                                 (3,279)               (8,929)
Net Cash Provided by Operating Activities                                               1,427                 9,631

Cash Flows from Investing Activities:
     Capital Expenditures                                                             (3,394)               (3,630)
Net Cash Used in Investing Activities                                                 (3,394)               (3,630)

Cash Flows from Financing Activities:
     Net Issuance
         Under Revolving Credit Agreements                                              2,352               (1,876)
     Principle Payments Under
         Long-term Debt Obligations                                                     (200)
     Increase in Minority Interests                                                        36                    58

Net Cash Provided by (Used in) Financing Activities                                     2,188               (1,818)
Translation Effect on Cash                                                                862                   138

Net Increase in Cash and Cash Equivalents                                               1,083                 4,321
Cash and Cash Equivalents - Beginning of Period                                         2,675                 2,315

Cash and Cash Equivalents - End of Period                                             $ 3,758               $ 6,636

* restated to
give effect to 2002 goodwill impairment as of January 1, 2002 (See Note 1) and to give effect in 2002 to subsidiary stock options (See Note 5).

See the Notes to Condensed Consolidated Financial Statements.

                                     Page 7
                                  MESTEK, INC.
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY



              For the period January 1, 2002 through June 30, 2003
                             (dollars in thousands)



                                                                                                       Cumulative
                                           Common       Paid In      Retained        Treasury         Translation
                                           Stock        Capital      Earnings        Shares            Adjustment         Total

Balance - January 1, 2002 (audited)         $479        $15,434     $164,201        ($10,101)           ($1,390)       $168,623
Net Loss                                                             (30,405)                                           (30,405)
Additional Minimum Liability
     Defined Benefit Plan--Net of tax                                                                      (559)           (559)
Cumulative Translation Adjustment                                                                            55              55
Balance - December 31, 2002 (audited)       $479        $15,434     $133,796         ($10,101)          ($1,894)      $ 137,714

Cumulative Translation Adjustment                                                                           862             862
Net Loss                                                             (8,667)                                             (8,667)
Balance - June 30, 2003 (unaudited)         $479         $ 15,434   $125,129        ($ 10,101)          ($1,032)      $ 129,909



See the Notes to Condensed Consolidated Financial Statements.

Page 43
                                  MESTEK, INC.


            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1 - Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of Mestek, Inc. (Mestek) and its majority owned subsidiaries (collectively the "Company"). The financial statements as reported in Form 10-Q reflect all adjustments, including those of a normal recurring nature, which are, in the opinion of management, necessary to a fair statement of results for the three- and six-month period ended June 30, 2003 and 2002.

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

         The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, ("FAS No. 123"). As permitted by the statement, the Company has chosen to continue to accounting for stock-based compensations using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25. Accordingly no compensation expense has been recognized for its stock-based compensation plan.

         Had the fair value method of accounting been applied to the Company's stock option plan, with compensation cost for the Plan determined on the basis of the fair value of the options at the grant date, the Company's net income and earnings per share would have been as follows:


                                                     Three months ended                  Six months ended
                                                 June 30,          June 30,         June 30,          June 30,
                                                   2003             2002 *            2003             2002 *
                                                                          (In thousands, except
                                                                       earnings per common share)

Net loss - as reported                          $(9,509)          $(4,481)            $(8,667)        $(32,299)
Compensation expense                                 18                34                  36               68
Net loss - pro forma                            $(9,527)          $(4,515)            $(8,703)        $(32,367)

Basic Loss per share - as reported                $(1.09)           $(0.51)          $(0.99)           $(3.70)
Compensation expense                              ---                 (.01)            --                (.01)
Basic Loss per share - pro-forma                  $(1.09)           $(0.52)          $(0.99)           $(3.71)

* restated to give effect to subsidiary stock options (see Note 5) and to give effect to 2002 goodwill impairment in the second quarter of 2002 (see Note 1)

Income Taxes

         Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Cash paid for income taxes was $889,000 and $2,196,000 during the six-months ended June 30, 2003 and 2002, respectively.

Other Comprehensive Income

         For the three- and six-months ended June 30, 2003 and 2002, respectively, the components of other comprehensive loss consisted of foreign currency translation adjustments. Comprehensive loss was $8,957,000 and $4,343,000 for the three months ended June 30, 2003 and 2002, respectively and $7,805,000 and $32,161,000 for the six-months ended June 30, 2003 and 2002, respectively.

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

         Accordingly, the Company ceased recording amortization of goodwill and intangible assets with indefinite lives effective January 1, 2002. The Company's analysis under Step Two of FAS 142 indicated its the Metal Forming segment's goodwill was impaired as of January 1, 2002 in the amount of $31,633,000. The effect of the impairment is treated in the accompanying financial statements as relating to the three-month period ended March 31, 2002. The related tax benefit, $2,299,000, is substantially lower than what would be expected on the basis of statutory rates due to the fact that the majority of the goodwill impaired has a zero basis for tax purposes as a result of having been acquired in stock rather than asset purchase transactions.

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

         The Company has elected to account for stock based compensation, effective with the 2003 year, in accordance with FAS No 148, under the "fair value method". The Company has further elected to account for the change in accounting principle under the "Prospective method" as described in amended paragraph 52b of FASB Statement 123. The Company made no option grants, modifications of option grants, or settlement of option grants in either the three-month or six-month periods ended June 30, 2003 or the three month or six-month periods ended June 30, 2002 and accordingly the change to the fair value method had no effect in either period on Net Income, Basic earnings per share or Diluted earnings per share. Under the "Prospective method" any future option grants will affect Net Income, Basic earnings per share and Diluted earnings per share.

         In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the second fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the impact of FIN 46 on its equity investments. It is reasonably possible that the Company's investment in CareCentric, which is described in more detail in Note 6 to the Company's 2002 financial statements, may be subject to consolidation under the requirements of FIN 46. The Company has not reached a conclusion on this matter however due to the technical complexities posed by the interpretation of FIN 46.


Note 2 - Inventories

Inventories consisted of the following at:

                                                   June 30,       December 31,
                                                    2003             2002
                                                 (unaudited          (audited)
                                                   (dollars in thousands)

Finished Goods                                      $16,725          $ 16,699
Work-in-progress                                     21,999            18,908
Raw materials                                        30,048            32,236

                                                     68,772            67,843
Less provision for LIFO method of valuation          (7,263)           (7,256)

                                                    $61,509          $ 60,587


Note 3 - Long-Term Debt


                                                   June 30,       December 31,
                                                    2003             2002
                                                 (unaudited)         (audited)
                                                     (dollars in thousands)

Revolving Loan Agreement                            $3,115              $763
Note Payable                                         5,500             5,500
Industrial Development Bond                          5,203             5,403
Other Bonds and Notes Payable                         ---               ---

                                                    13,818            11,666
Less Current Maturities                             (9,161)           (6,775)

                                                    $4,657            $4,891

         Revolving Loan Agreement - The Company has a Revolving Loan Agreement and Letter of Credit Facility (the Agreement) with Fleet Bank. The Agreement has been amended and extended through April 30, 2004. The Agreement's terms are substantially unchanged from those described in Note 8 to the Company's 2002 Consolidated Financial Statements. The Company expects to renew the Agreement on substantially equivalent terms before its expiration. The Agreement as amended provides $50 million of unsecured revolving credit including $10 million of standby letter of credit capacity. Borrowings under the Agreement bear interest at a floating rate based on the bank's prime rate less one and three quarters percent (1.75%) or, at the discretion of the borrower, LIBOR plus a quoted market factor or, alternatively, in lieu of the prime based rate, a rate based on the overnight Federal Funds Rate. The Revolving Loan Agreement contains financial covenants, which require that the Company maintain ratios, relating to interest coverage and leverage. As a result of the addition of $12,500,000 to the Company's Environmental Litigation and Remediation Reserve in the three months ended June 30, 2003, as more fully described in Note 7 to the Condensed Consolidated Financial Statements, the Company was in technical violation of one of the aforementioned financial covenants as of June 30, 2003. The bank has agreed to waive this violation. This Agreement also contains restrictions regarding the creation of indebtedness, the occurrence of mergers or consolidations, the sale of subsidiary stock and the payment of dividends in excess of 50 percent (50%) of net income. The Company has outstanding at June 30, 2003, $12,157,000 in standby letters of credit issued principally in connection with its commercial insurance programs.

         Notes Payable - The Company has an unsecured uncommitted Demand Loan Facility with a second commercial bank, JP Morgan Chase, in the amount of $15 million under which the Company can borrow on a LIBOR basis. The facility was recently renewed through June 30, 2004. The Company's subsidiary, Met-Coil Systems Corporation, borrowed $5.5 million from MB Financial Corporation, a commercial bank, on July 26, 2002 in connection with the settlement of an environmental litigation matter. Fleet Bank has provided a letter of credit in support of this loan. The note bears interest at Prime minus one-half percent (0.5%) and matures on September 30, 2003.

         Cash paid for interest was $244,000 and $432,000 during the six months ended June 30, 2003 and 2002, respectively.


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

         The Metal Forming Segment, operating under the umbrella name "Formtek," is comprised of six closely related subsidiaries, all manufacturers of equipment used in the Metal Forming industry (the uncoiling, straightening, leveling, feeding, forming, bending, notching, stamping, cutting, stacking, bundling or moving of metal in the production of metal products, such as steel sheets, office furniture, appliances, vehicles, buildings, and building components, among many others).

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


Three Months ended
June 30, 2003:
(in thousands)
                                                                       Metal               All
                                                        HVAC          Forming             Other           Totals

Revenues from External Customers                     $68,590          $18,264              $104          $86,958

Segment Operating Profit (Loss)                       $2,170**       $(16,447)*           ($141)        ($14,418)

* includes $16,025,000 in costs related to an environmental litigation matter, as more fully described in Note 7.

** includes $ 711,000 in Plant Shutdown expenses in accordance with FAS 146, as more fully described in Note 6.

Three Months ended
June 30, 2002:
(in thousands)
                                                                       Metal               All
                                                        HVAC          Forming             Other           Totals

Revenues from External Customers                     $74,146          $16,382              $102          $90,630

Segment Operating Profit (Loss)                       $4,228**       ($10,365)*           ($132)         ($6,269)

* includes $9,473,000 in costs related to the settlement of an environmental litigation matter, as more fully described in Note 7.

** restated to give effect to subsidiary stock options - see Note 5.

Six Months ended
June 30, 2003:
(in thousands)
                                                                       Metal               All
                                                        HVAC          Forming             Other           Totals

Revenues from External Customers                    $138,691          $34,204              $219         $173,114

Segment Operating Profit (Loss)                       $4,978**       ($17,336)*           ($347)        ($12,705)

* includes $17,238,000 in costs related to an environmental litigation matter, as more fully described in Note 7.

** includes $ 711,000 in Plant Shutdown expenses in accordance with FAS 146, as more fully described in Note 6.


Six Months ended
June 30, 2002:
(in thousands)
                                                                        Metal               All
                                                        HVAC          Forming             Other           Totals

Revenues from External Customers                    $146,878          $32,595              $218         $179,691

Segment Operating Profit (Loss)                       $8,044**       ($11,045)*           ($257)         ($3,258)

* includes $9,473,000 in costs related to the settlement of an environmental litigation matter, as more fully described in Note 7.

** restated to give effect to subsidiary stock options - see Note 5.


HVAC Segment Revenues by HVAC Product Group:

                                                        Three Months ended                  Six Months ended
                                                          June 30:                             June 30:
                                                      2003         2002                  2003         2002
                                                                    (dollars in thousands)

Hydronics Products                                 $26,229      $26,454               $52,117          $51,358
Air Distribution and Cooling Products               22,661       25,331                43,992           48,644
Gas and Industrial Products                         19,700       22,361                42,582           46,876
     Total HVAC Segment Revenues                   $68,590      $74,146              $138,691         $146,878



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

         Effective July 1, 1996, the Company's subsidiary, Omega Flex, Inc. (Omega) adopted a stock option plan (Plan) which provides for the granting of both Incentive and Non-Qualified Stock Options (as those terms are defined in the Internal Revenue Code) of up to 200 shares of stock to certain employees of Omega for the purchase of Omega's common stock at fair market value as of the date of grant. Options to purchase an aggregate of 140 shares of the common stock of Omega, representing a 14% equity share were granted to two Omega executives effective July 1, 1996. The options vest over a five-year period commencing May 1, 1999 and ending on May 1, 2003 and expire on July 1, 2006. None of the options granted have been exercised. Through a separate agreement, the option holders currently have a put right after exercise which allows them to sell their option shares to Omega at a figure based upon book value and Omega currently has a corresponding call option at a figure based upon of book value. In accordance with APB 25, the Company has reflected pre-tax charges to earnings of $172,000 and $117,000 for the three-month periods ended June 30, 2003 and (via restatement) June 30, 2002, respectively, and $267,000 and $219,000 for the six-month periods ended June 30, 2003 and (via restatement) June 30, 2002, respectively, for the compensation value in those periods of the options granted.


Note 6 - Plant Shutdowns

         On April 9, 2003, the Company announced plans to close its Scranton, Pennsylvania (Anemostat East) manufacturing operations and relocate the products made in Scranton to several of the Company's existing facilities including those in Florence KY, Wrens GA, and the Anemostat West facility in Carson, CA. The product relocations reflect the Company's strategy of regional manufacturing to better serve air distribution customers throughout the United States. On April 8, 2003, the Company announced plans to close its Bishopville, South Carolina (King Company) manufacturing operations and relocate the products made in Bishopville to the Company's Dallas, Texas facility. The Company is accounting for the costs related to these "exit and disposal" activities, employee severance and related costs of shutting down manufacturing operations, in accordance with FAS 146, Accounting for Costs Associated With Exit or Disposal Activities (FAS 146). In the three month period ended June 30, 2003, the Company incurred $ 711,000 of such "exit and disposal" costs which are accounted for separately in the accompanying financial statements in accordance with FAS 146. In addition, the Company incurred $ 327,000 in incremental costs related to relocation, reinstallation etc, which costs are reflected in operating income but are not separately accounted for, as required by FAS 146. The Company participates in a Multi-employer defined benefit retirement plan in Scranton Pennsylvania. The closure of the facility in Scranton is expected to result in a withdrawal liability relative to approximately 100 employees covered under this plan which has not been quantified at this time.


Note 7 -Commitments & Contingencies

         As previously disclosed, the Company is obligated as a guarantor with respect to certain debt of CareCentric, Inc. (formerly Simione Central Holdings, Inc.) to its primary commercial bank, Wainwright Bank & Trust Company, in the amount of $6 million which amount was accrued as of December 31, 2001 and remains on the Company's balance sheet as of March 31, 2003. The $6 million Wainwright credit line is secured by substantially all of CareCentric's assets. The balance outstanding under CareCentric's credit line with Wainwright Bank & Trust Company as of June 30, 2003 was $3,325,000.

         The Company has been named in 55 outstanding asbestos-related products lawsuits, an increase of approximately 20 cases since the Company's March 31, 2003 Quarterly Report on Form 10-Q. All of these suits seek to establish liability against the Company as successor to companies that may have manufactured, sold or distributed products containing asbestos materials, and who are currently defending thousands of asbestos related cases, or because the Company currently sells and distributes boilers, an industry that has been historically associated with asbestos-related products. However, the Company has never manufactured, sold or distributed any product containing asbestos materials. In addition, the Company believes it has valid defenses to all of the pending claims and vigorously contests that it is a successor to companies that may have manufactured, sold or distributed any product containing asbestos materials. However, the results of asbestos litigation have been unpredictable, and accordingly, an adverse decision or adverse decisions in these cases, individually or in the aggregate, could materially adversely affect the financial position and results of operation of the Company and could expose the Company to substantial additional asbestos related litigation. The total requested damages of these cases are approximately $3.3 billion. Thus far, however, the Company has had 33 asbestos-related cases dismissed without any payment and it settled approximately ten asbestos-related cases for a de minimis value. Through June 30, 2003, the total costs of defending the current and previously dismissed cases have totaled less than $450,000 over a number of years.

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

Claims Alleging Releases of Hazardous Materials

         As disclosed in previous filings, the Lockformer Company ("Lockformer"), a division of the Company's second tier subsidiary, Met-Coil Systems Corporation ("Met-Coil"), and the Company directly (under various legal theories) are defendants in various actions relating to the release and presence of trichloroethylene (TCE) contamination on and in the vicinity of Lockformer's manufacturing facility in Lisle, Illinois. As disclosed in previous filings, a property damages case involving TCE contamination in a class area of approximately 185 households south of Lockformer's Lisle IL facility was settled a case in May of 2002 for approximately $10,000,000 (the "LeClercq Class Action").

         As disclosed in previous filings, a class of residents of approximately 1,400 homes south of the Lockformer facility has filed a class action complaint against Mestek and its subsidiary, Met-Coil, (Mejdrech, et al. v. The Lockformer Company, filed in the United States District Court for the Northern District of Illinois, the "Mejdrech Class Action") alleging property damage by reason of contamination of soils, groundwater and in some cases private drinking water wells. Based upon the evidence currently available to them, Mestek and Met-Coil believe they have valid defenses to the above action and are therefore vigorously contesting the Mejdrech Class Action claims. The Mejdrech class has been certified and seeks damages for, among other things, diminution of property values and nuisance, as well as punitive damages. On February 11, 2003, the 7th Circuit issued an opinion affirming the certification order, but clarified that a determination of alleged damage to the individual class members was not a certified issue and would need to be determined on a case-by-case basis. The United States District Court has set a trial date of September 8, 2003, to adjudicate certain matters other than damages. The Court has set December 1, 2003, as a date for a potential trial or trials on alleged damages suffered by plaintiffs. Both Mestek and Met-Coil expect to be able to present expert testimony contesting plaintiffs' theory of contamination from the Lockformer facility and refuting allegations of significant property damages or nuisance, as well as lack of punitive conduct. Other than an allegation of damages in excess of the Federal Court diversity jurisdictional amount of $75,000, no specific demand for monetary relief has been made in the complaint.

         In another action, Devane, et. al v. The Lockformer Company, 18th Judicial Circuit Court, DuPage County, IL ("Devane") a trial was concluded on July 11, 2003 involving nine plaintiffs as owners of eight residential parcels of property south of the Lockformer facility (but not included in the Mejdrech class action or in the LeClercq Class Action.) , who alleged property damage and nuisance by reason of alleged TCE contamination of their properties and drinking water wells and who sought punitive damages in addition to compensatory damages. A jury verdict in favor of the plaintiffs was obtained in the amount of $2,368,500 of which the plaintiffs received compensatory awards totaling $368,500 against both Met-Coil and a co-defendant, Honeywell International, Inc., and a single sum of $2,000,000 of punitive damages was awarded against Met-Coil. Met-Coil has filed post-trial motions and intends to appeal certain aspects of the case, including the punitive damages award. Met-Coil has agreed to indemnify Honeywell International, Inc. for certain costs including compensatory damages and defense costs pursuant to a 1994 settlement reached regarding releases of TCE at the Lockformer facility. Mestek was dismissed on a procedural motion as a defendant in the Devane case. The consequences of the Devane trial are further discussed below.

         In six separate actions, ten individual plaintiffs have filed suits against Mestek and Met-Coil (collectively, the "Defendants") alleging in each case personal injury and/or fear of future illness (and, in one case, wrongful death) related to the release of TCE into drinking water and seeking punitive damages as well. In each of these cases, TCE concentrations in alleged sources of ingestion allegedly causing illness were to the best of management's knowledge, either not detected at all (with respect to three plaintiffs) or detected in low concentrations below the maximum TCE contamination level specified by the United States Environmental Protection Agency ("EPA"). Also, in all of these cases, Defendants' discussions with scientific experts (toxicologists and physicians) have lead Defendants to the conclusion that valid defenses as to whether Defendants caused the contamination, as well as a lack of causal connection between the TCE exposure, if any, and the alleged illnesses of plaintiffs can be presented. None of these lawsuits, except for Schreiber v. The Lockformer Company, et al, described below, contain any "ad damnum" or specific damages demands in the complaints, other than to state that the amount in controversy exceeds the statutory requirement of $75,000 in the Federal court cases, and in those cases initially brought in state court, in excess of an Illinois statutory requirement of damages in excess of $50,000 to gain access to the jurisdiction of the Circuit Court of DuPage County. The case of Schreiber v. The Lockformer Company, et al, alleges compensatory damages "in excess of $1,000,000" and asks for punitive damages "in excess of $1,000,000".

         The Illinois Attorney General, in an action disclosed in previous filings and brought in the Circuit Court of DuPage County, Illinois, on behalf of the State of Illinois, the Illinois Environmental Protection Agency ("IEPA") and other governmental agencies, is seeking to have Met-Coil pay for the cost of connecting approximately 175 households in the Mejdrech class action area (discussed above) to public water supplies, and pay for the State's response and investigatory costs in this action and civil penalties. No specific monetary claim for damages or relief is made in the pleadings in this action. Met-Coil is in negotiations with the Illinois Attorney General on this matter. There is insufficient information available to management at this time to provide an opinion as to the outcome of these discussions. The Company has been providing bottled water to certain households still on wells in the Mejdrech class area.

         In light of the adverse experience with the compensatory and punitive damages awarded by the jury in the Devane case, management believes that a material loss in any of the above described pending cases could occur, notwithstanding scientific, medical, toxicological and appraisal evidence which management believes indicate that, with respect to the pending property damage cases, TCE from releases on the Lockformer facility has not migrated to, or had an impact on, the plaintiffs' properties in these cases, and, with respect to the pending personal injury cases, TCE from releases on the Lockformer facility is unlikely to have caused any illness or health-related problems to these plaintiffs. Precise estimation of the amount of any such material loss is impossible, due to the complexity and uncertainty of the litigation and appellate proceedings. However, with respect to all of the above described pending cases, and such other litigation as has previously been disclosed in the Company's December 31, 2002 Annual Report on Form 10-K in Part II, Item 1., Legal Proceedings, management has determined that increasing the Company's litigation reserve from $1,000,000 to $13,500,000 for currently pending proceedings is appropriate given all of the circumstances surrounding these proceedings, including the complexity of the technical, scientific, medical and toxicological aspects of the environmental cases, the unpredictability of punitive damage awards and the criteria upon which they are based and the uncertainty confronting many publicly traded corporate defendants in cases involving plaintiffs who have serious and unfortunate illness. Accordingly, the financial statements contained in this report reflect such accrual and reserve includedin the caption "Environmental Litigation/Remediation Reserves". This reserve has been established in accordance with the Company's critical accounting policies, Financial Accounting Standard #5 and Staff Accounting Bulletin #92.

         As additional information and expert opinions become available to management, it may either be able to revise its estimate of the range of exposure, with appropriate revision to reserves taken, or continue to believe that no such better estimate is possible at the time.

         Additionally, the management and Board of Directors of the Company's second tier subsidiary, Met-Coil, are considering multiple options including the possibility of filing a petition for bankruptcy of Met-Coil under Chapter 11 of the United States Bankruptcy Code, and have retained special restructuring counsel to advise them in this regard. These considerations are ongoing and are intended to find the best way of managing and resolving the various present or future claims related to Lisle environmental matters, however management cannot predict the outcome of any of the options presently under consideration.

         In general, with respect to all of the above described pending cases, Mestek, to the extent that it is a defendant and Met-Coil believe they have valid defenses to all of the pending claims and are contesting them vigorously. However, the results of litigation are inherently unpredictable as reflected by Met-Coil's experience in the Devane case. Accordingly, it is possible, although the Company does not believe that it would be well founded, that the plaintiffs in any of the above described pending actions could obtain a verdict of liability against Met-Coil, or against Mestek, assessing significant damages (including punitive damages) materially exceeding the Company's litigation reserves, in which event such decisions, or settlements to avoid such decisions, could, individually or in the aggregate, materially adversely affect the financial position and results of operations of Met-Coil, and/or the financial position and results of operations of the Company.

         In addition, there can be no assurance that future claims for personal injury or property damage will not be asserted by other plaintiffs against Met-Coil and Mestek with respect to the Lockformer site and facility.

         Met-Coil has limited insurance coverage for defense costs and liability associated with these environmental actions. To date approximately 36% of Met-Coil's total out-of-pocket costs associated with these litigations has been reimbursed by insurance carriers. This figure does not include any amounts relating to the compensatory or punitive damages awarded in the Devane case, which have not been paid as of the date of this filing and certain aspects of which are being appealed. Many of Met-Coil's insurance carriers have negotiated a complete settlement with Met-Coil and are no longer liable for payment of either defense costs or indemnification expense. While several insurers remain as potential sources of partial recovery for Met-Coil, there is no assurance that this level, or any level, of insurance contribution will be sustained or sufficient going forward. Consistent with EITF 93-5, the Company has treated insurance recoveries, whether of defense costs or in relation to indemnity obligations, on a cash basis except where settlements that are not subject to further litigation have been reached with insurance carriers as of quarter end or year end, in which cases receivables have been appropriately accrued.

         Remediation -Lisle, Illinois:

         Met-Coil is continuing remediation of the Lockformer facility in Lisle, IL, pursuant to a Work Plan for the site ("on-site remediation") approved by the EPA and is awaiting approval of the remedial standards to be achieved by such Work Plan from the IEPA. The IEPA has not agreed to any specific target level of remediation. As previously disclosed, the Company reserved as of December 31, 2002, $7,700,000 for on-site remediation costs in Lisle. The reserve remaining as of June 30, 2003 was $4,585,000. In light of the remaining uncertainties surrounding the effectiveness of the available remediation technologies and the future potential changes in remedial objectives and standards, still further reserves may be needed in the future with respect to the on-site remediation of the Lisle facility. The complexity of aforementioned factors makes it impossible to further estimate any additional costs.

         Any additional costs of remediation off of the Lisle site ("off-site remediation") are not determinable at this time and remain a contingency pending the resolution of the issue of whether Met-Coil has liability for TCE contamination beyond areas for which settlements have already been reached.

          In the six month period ended June 30, 2003, Met-Coil paid $3,115,000 for on-site remediation, all of which was funded by advances from Mestek under a $4,500,000 secured term loan facility for environmental remediation.

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

         Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's view only as of the date of this Form 10-Q. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstance after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances.

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

         Product Liability Reserves

As explained in more detail in Note 13 to the Consolidated Financial Statements for 2002, the Company has absorbed significantly higher levels of insurance risk subsequent to September, 2001 due to the effects of September 11, 2001 on pricing in the commercial insurance marketplace. As a result, the Company must establish estimates relative to the outcome of various product liability and general liability matters which are inherently judgmental and subject to ongoing change.

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

Results of Operations

     Three months ended June 30, 2003 vs. June 30, 2002

         Total Revenues in the Company's HVAC segment decreased 7.5% during the second quarter of 2003 relative to the second quarter of 2002 due primarily to weakness in the segment's King National industrial heating products business and its air distribution products businesses and the expected impact of the manufacturing consolidations which are explained in more detail in Note 6. In the second quarter of 2003 the Company completed the consolidation of its Bishopville, South Carolina based King National industrial heating products business into the Company's Applied Air industrial products business in Dallas, Texas, and substantially completed the consolidation of its Scranton, Pennsylvania based Anemostat East air distribution products manufacturing operations into certain of the Company's existing air distribution sales, engineering and manufacturing locations. Management believes the future overhead savings from these consolidated operations will allow the King National and Anemostat franchises to operate more competitively in furtherance of the Company's plan to support and rebuild these established HVAC businesses. During the three months ended June 30, 2003, however, the HVAC segment incurred incremental expenses associated with these shutdown and relocation activities totaling $1,038,000 of which $711,000 represented costs eligible for "separate line treatment" under FAS 146, Accounting for Costs Associated With Exit or Disposal Activities, which are accounted for accordingly in the accompanying Financial Statements. The Company continues to focus its efforts on overhead reduction in all areas in order to adapt to present conditions in the HVAC industry.

         As a result of the reduced revenues and plant shutdown and relocation activities undertaken in the quarter ended June 30, 2003, operating income for this segment, excluding $711,000 in Plant Shutdown expenses which are discussed in more detail in Note 6, was reduced from $4,228,000 in the second quarter of 2002 to $2,881,000 in the second quarter of 2003.

         Total Revenues in the Company's Metal Forming segment increased by 11.5% during the second quarter of 2003 relative to the second quarter of 2002, reflecting improved market penetration as a result of continuing efforts to integrate the complimentary franchises in the segment. A cyclical downturn in demand for the segment products which began in 2001 has been exacerbated by the events of September 11, 2001. The Company believes that the mutually reinforcing franchises it has acquired under the Formtek name, including Cooper-Weymouth Peterson, Rowe, CoilMate/Dickerman, Yoder, Krasny-Kaplan, Mentor AGVS, Lockformer, Iowa Precision, Hill Engineering, B&K, and Dahlstrom, will allow it to maintain and expand its core competencies, positioning this segment very well for the next cyclical upturn in the machine tool industry. Operating loss for the segment for the quarter, excluding environmental charges of $16,025,000 in the quarter ended June 30, 2003 and $9,473,000 in the quarter ended June 30, 2002, related to a matter discussed in more detail below in Commitments and Contingencies, improved from a loss of $892,000 in the quarter ended June 30, 2002 to a loss of $422,000 in the quarter ended June 30, 2003, reflecting increased revenues and the effect of the segment's ongoing efforts to rationalize overhead at all levels in the face of the cyclical downturn in the demand for machine tools.

         Management believes that the continuing effects of globalization on manufacturing costs present the Company with significant opportunities. The Company is pursuing in this regard, for all of its businesses, initiatives in Asia aimed at sourcing component parts for use in its North American factories, and assembling subcomponents on a limited basis, with ultimate plans to manufacture and sell products in Asian markets and throughout the world. The company expects to invest approximately $750,000 prior to the end of 2004 to provide infrastructure and support for these initiatives. Operating income in the quarter ended June 30, 2003 for the Metal Forming segment included $132,000 in expenses related to these plans. It is unclear what, if any, effect the recent SARS (severe acute respiratory syndrome) epidemic will have on the Company's plans in this regard.

         For the Company as a whole, Sales, General and Administrative, and Engineering costs, taken together as a percentage of Total Revenues, were relatively unchanged at 25.6%.

         Operating income for the second quarter of 2003 for the Company as a whole, excluding the aforementioned environmental charges of $16,025,000 in 2003 and $9,473,000 in 2002 and the Plant Shutdown expenses of $711,000 in 2003 was reduced from $3,204,000 in the second quarter of 2002 to $2,318,000 in the second quarter of 2003 reflecting the various factors mentioned above.

         Income Tax Benefit, as a percentage of pretax loss, increased from 33.3% in the three months ended June 30, 2002 to 34.9% in the three months ended June 30, 2003 reflecting in both cases the effect of minimum taxes in certain states which diminish the effective rate associated with the income tax benefits recorded in relation to tax losses.

         The Company's total debt (long-term debt plus current portion of long-term debt) increased slightly in the second quarter of 2003 from $10,822,000 at March 31, 2003 to $13,818,000 at June 30, 2003, reflecting principally the effect of seasonally increased investments in accounts receivable. Environmental Charges, as more fully explained in Note 7, included $12,500,000 in additional litigation reserves not requiring the utilization of cash during the quarter ended June 30, 2003. Subject to the matters described in Commitments & Contingencies below, management regards the Company's current capital structure and banking relationships as fully adequate to meet foreseeable future needs. The Company has not paid dividends on its common stock since 1979. The Company remains relatively modestly leveraged with a debt to equity ratio of approximately 10% as of June 30, 2003.

     Six months ended June 30, 2003 vs. June 30, 2002

         Total Revenues in the Company's HVAC segment decreased 6.9% during the six month period ended June 30, 2003 relative to the comparable period in 2002 due primarily to weakness in the segment's King National industrial heating products business and its air distribution products businesses and the expected impact of the manufacturing consolidation which are explained in more detail in
Note 6. In the second quarter of 2003 the Company completed the consolidation of its Bishopville, South Carolina based King National industrial heating products business into the Company's Applied Air industrial products business in Dallas, Texas, and substantially completed the consolidation of its Scranton, Pennsylvania based Anemostat East air distribution products manufacturing operations into certain of the Company's existing air distribution sales, engineering and manufacturing locations. Management believes the future overhead savings from these consolidated operations will allow the King National and Anemostat franchises to operate more competitively in furtherance of the Company's plan to support and rebuild these established HVAC businesses. During the six months ended June 30, 2003, however, the HVAC segment incurred incremental expenses associated with these shutdown and relocation activities totaling $1,038,000 of which $711,000 represented costs eligible for "separate line treatment" under FAS 146, Accounting for Costs Associated With Exit or Disposal Activities, which are accounted for accordingly in the accompanying Financial Statements. The Company continues to focus its efforts on overhead reduction in all areas in order to adapt to present conditions in the HVAC industry.

         As a result of the reduced revenues and plant shutdown and relocation activities undertaken in the six-month ended June 30, 2003, operating income for this segment, excluding $711,000 Plant Shutdown expenses which are discussed in more detail in Note 6, was reduced from $8,044,000 in the six-month period ended June 30, 2002 to $5,689,000 in the six-month ended June 30, 2003.

         Total Revenues in the Company's Metal Forming segment increased by 4.5% during the six-month ended June 30, 2003 relative to the comparable six-month ended June 30, 2002, reflecting improved market penetration as a result of continuing efforts to integrate the complimentary franchises in the segment. A cyclical downturn in demand for the segment products which began in 2001 has been exacerbated by the events of September 11, 2001. The Company believes that the mutually reinforcing franchises it has acquired under the Formtek name, including Cooper-Weymouth Peterson, Rowe, CoilMate/Dickerman, Yoder, Krasny-Kaplan, Mentor AGVS, Lockformer, Iowa Precision, Hill Engineering, B&K, and Dahlstrom, will allow it to maintain and expand its core competencies, positioning this segment very well for the next cyclical upturn in the machine tool industry. Operating (loss) for the segment for the quarter, excluding environmental charges of $17,238,000 in the 2003 period and $9,473,000 in the 2002 period, related to a matter discussed in more detail below in Commitments and Contingencies, improved from a (loss) of ($1,572,000) in the six-months ended June 30, 2002 to a (loss) of ($98,000) in the six-month ended June 30, 2003, reflecting increased revenues and the effect of the segment's ongoing efforts to rationalize overhead at all levels in the face of the cyclical downturn in the demand for machine tools.

         The loss in the six-month period ended June 30, 2003 for the Metal Forming segment also accounts for expenses associated with the following strategic initiatives under the business plan intended to better serve customers and build business for the next capital goods upturn:

a) the opening of a sales/marketing office in Itasca responsible for coordinating Formtek marketing (advertising and trade shows, market management for selected markets, common sales tools, customer relationship management, website management and financing tools), International sales and marketing and product development, a net spending of $781,000 through June 30, 2003.

b) The establishment of Iowa Rebuilders, Inc. (IRI) to take trade-ins of IPI equipment to facilitate sales of new IPI equipment and to refurbish and re-build Rowe cut-to-length lines, all IPI equipment and certain competitive equipment, a net loss of $73,000 through June 30.


c) The establishment of Formtek Metalforming Integration, Inc. (FMI) to buy, sell, repair, refurbish and factory re-build forming, fabricating and coiled metal processing equipment not handled by IRI focusing on Formtek brands, to manage the operational needs of Axon Electric (the company's electrical distribution and electrical panel-building operation) and to provide an additional factory floor for the integration of metal forming systems utilizing multiple Formtek brands, a net loss of $91,000 through June 30.

         Management believes that the continuing effects of globalization on manufacturing costs present the Company with significant opportunities. The Company is pursuing in this regard, for all of its businesses, initiatives in Asia aimed at sourcing component parts for use in its North American factories, and assembling subcomponents on a limited basis, with ultimate plans to manufacture and sell products in Asian markets and throughout the world. The company expects to invest approximately $750,000 prior to the end of 2004 to provide infrastructure and support for these initiatives. Operating income in the six-months period ended June 30, 2003 included $223,000 in expenses related to these plans. It is unclear what, if any, effect the recent SARS (severe acute respiratory syndrome) epidemic will have on the Company's plans in this regard.

         For the Company as a whole, Sales, General and Administrative, and Engineering costs, taken together as a percentage of Total Revenues, increased from 25.2% to 25.6% despite dropping in absolute terms by $1,048,000, or 2.3%, reflecting the effect of reduced revenues.

         Operating income for the six-month period ended June 30, 2003 for the Company as a whole, excluding the aforementioned environmental charges of $17,238,000 in 2003 and $9,473,000 in 2002, and Plant Shutdown expenses of $711,000 in 2003, was reduced from $6,215,000in the comparable period in 2002 to $5,244,000 in 2003.

         Income Tax Expense (Benefit), as a percentage of pretax income (loss), increased from 29.7% in the six-month period ended June 30, 2002 to 33.9% in the six-month period ended June 30, 2003, due principally in both cases to the effect of minimum taxes in certain states which diminish the effective rate associated with the income tax benefit recorded in relation to tax losses.

         The Company's total debt (long-term debt plus current portion of long-term debt) increased in the six-month period ended June 30 of 2003 from $11,666,000 at December 31, 2002 to $13,818,000, at June 30, 2003 reflecting principally the effect of net reductions in Accrued Compensation and Other liabilities. Environmental Charges, as more fully explained in Note 7, included $12,500,000 in additional litigation reserves not requiring cash in the six-month ended June 30, 2003. Subject to the matters described in Commitments & Contingencies below, management regards the Company's current capital structure and banking relationships as fully adequate to meet foreseeable future needs. The Company has not paid dividends on its common stock since 1979. The Company remains relatively modestly leveraged with a debt to equity ratio of approximately 10% as of June 30, 2003.

Commitments & Contingencies

         As previously disclosed, the Company is obligated as a guarantor with respect to certain debt of CareCentric, Inc. (formerly Simione Central Holdings, Inc.) to its primary commercial bank, Wainwright Bank & Trust Company, in the amount of $6 million which amount was accrued as of December 31, 2001 and remains on the Company's balance sheet as of March 31, 2003. The $6 million Wainwright credit line is secured by substantially all of CareCentric's assets. The balance outstanding under CareCentric's credit line with Wainwright Bank & Trust Company as of June 30, 2003 was $3,325,000.

         The Company has been named in 55 outstanding asbestos-related products lawsuits, an increase of approximately 20 cases since the Company's March 31, 2003 Quarterly Report on Form 10-Q. All of these suits seek to establish liability against the Company as successor to companies that may have manufactured, sold or distributed products containing asbestos materials, and who are currently defending thousands of asbestos related cases, or because the Company currently sells and distributes boilers, an industry that has been historically associated with asbestos-related products. However, the Company has never manufactured, sold or distributed any product containing asbestos materials. In addition, the Company believes it has valid defenses to all of the pending claims and vigorously contests that it is a successor to companies that may have manufactured, sold or distributed any product containing asbestos materials. However, the results of asbestos litigation have been unpredictable, and accordingly, an adverse decision or adverse decisions in these cases, individually or in the aggregate, could materially adversely affect the financial position and results of operation of the Company and could expose the Company to substantial additional asbestos related litigation. The total requested damages of these cases are approximately $3.3 billion. Thus far, however, the Company has had 33 asbestos-related cases dismissed without any payment and it settled approximately ten asbestos-related cases for a de minimis value. Through June 30, 2003, the total costs of defending the current and previously dismissed cases have totaled less than $450,000 over a number of years.

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

Claims Alleging Releases of Hazardous Materials

         As disclosed in previous filings, the Lockformer Company ("Lockformer"), a division of the Company's second tier subsidiary, Met-Coil Systems Corporation ("Met-Coil"), and the Company directly (under various legal theories) are defendants in various actions relating to the release and presence of trichloroethylene (TCE) contamination on and in the vicinity of Lockformer's manufacturing facility in Lisle, Illinois. As disclosed in previous filings, a property damages case involving TCE contamination in a class area of approximately 185 households south of Lockformer's Lisle IL facility was settled a case in May of 2002 for approximately $10,000,000 (the "LeClercq Class Action").

         As disclosed in previous filings, a class of residents of approximately 1,400 homes south of the Lockformer facility has filed a class action complaint against Mestek and its subsidiary, Met-Coil, (Mejdrech, et al. v. The Lockformer Company, filed in the United States District Court for the Northern District of Illinois, the "Mejdrech Class Action") alleging property damage by reason of contamination of soils, groundwater and in some cases private drinking water wells. Based upon the evidence currently available to them, Mestek and Met-Coil believe they have valid defenses to the above action and are therefore vigorously contesting the Mejdrech Class Action claims. The Mejdrech class has been certified and seeks damages for, among other things, diminution of property values and nuisance, as well as punitive damages. On February 11, 2003, the 7th Circuit issued an opinion affirming the certification order, but clarified that a determination of alleged damage to the individual class members was not a certified issue and would need to be determined on a case-by-case basis. The United States District Court has set a trial date of September 8, 2003, to adjudicate certain matters other than damages. The Court has set December 1, 2003, as a date for a potential trial or trials on alleged damages suffered by plaintiffs. Both Mestek and Met-Coil expect to be able to present expert testimony contesting plaintiffs' theory of contamination from the Lockformer facility and refuting allegations of significant property damages or nuisance, as well as lack of punitive conduct. Other than an allegation of damages in excess of the Federal Court diversity jurisdictional amount of $75,000, no specific demand for monetary relief has been made in the complaint.

         In another action, Devane, et. al v. The Lockformer Company, 18th Judicial Circuit Court, DuPage County, IL ("Devane") a trial was concluded on July 11, 2003 involving nine plaintiffs as owners of eight residential parcels of property south of the Lockformer facility (but not included in the Mejdrech class action or in the LeClercq Class Action.) , who alleged property damage and nuisance by reason of alleged TCE contamination of their properties and drinking water wells and who sought punitive damages in addition to compensatory damages. A jury verdict in favor of the plaintiffs was obtained in the amount of $2,368,500 of which the plaintiffs received compensatory awards totaling $368,500 against both Met-Coil and a co-defendant, Honeywell International, Inc., and a single sum of $2,000,000 of punitive damages was awarded against Met-Coil. Met-Coil has filed post-trial motions and intends to appeal certain aspects of the case, including the punitive damages award. Met-Coil has agreed to indemnify Honeywell International, Inc. for certain costs including compensatory damages and defense costs pursuant to a 1994 settlement reached regarding releases of TCE at the Lockformer facility. Mestek was not named dismissed on a procedural motion as a defendant in the Devane case. The consequences of the Devane trial are further discussed below.

         In six separate actions, ten individual plaintiffs have filed suits against Mestek and Met-Coil (collectively, the "Defendants") alleging in each case personal injury and/or fear of future illness (and, in one case, wrongful death) related to the release of TCE into drinking water and seeking punitive damages as well. In each of these cases, TCE concentrations in alleged sources of ingestion allegedly causing illness were to the best of management's knowledge, either not detected at all (with respect to three plaintiffs) or detected in low concentrations below the maximum TCE contamination level specified by the United States Environmental Protection Agency ("EPA"). Also, in all of these cases, Defendants' discussions with scientific experts (toxicologists and physicians) have lead Defendants to the conclusion that valid defenses as to whether Defendants caused the contamination, as well as a lack of causal connection between the TCE exposure, if any, and the alleged illnesses of plaintiffs can be presented. None of these lawsuits, except for Schreiber v. The Lockformer Company, et al, described below, contain any "ad damnum" or specific damages demands in the complaints, other than to state that the amount in controversy exceeds the statutory requirement of $75,000 in the Federal court cases, and in those cases initially brought in state court, in excess of an Illinois statutory requirement of damages in excess of $50,000 to gain access to the jurisdiction of the Circuit Court of DuPage County. The case of Schreiber v. The Lockformer Company, et al, alleges compensatory damages "in excess of $1,000,000" and asks for punitive damages "in excess of $1,000,000".

         The Illinois Attorney General, in an action disclosed in previous filings and brought in the Circuit Court of DuPage County, Illinois, on behalf of the State of Illinois, the Illinois Environmental Protection Agency ("IEPA") and other governmental agencies, is seeking to have Met-Coil pay for the cost of connecting approximately 175 households in the Mejdrech class action area (discussed above) to public water supplies, and pay for the State's response and investigatory costs in this action and civil penalties. No specific monetary claim for damages or relief is made in the pleadings in this action. Met-Coil is in negotiations with the Illinois Attorney General on this matter. There is insufficient information available to management at this time to provide an opinion as to the outcome of these discussions. The Company has been providing bottled water to certain households still on wells in the Mejdrech class area.

         In light of the adverse experience with the compensatory and punitive damages awarded by the jury in the Devane case, management believes that a material loss in any of the above described pending cases could occur, notwithstanding scientific, medical, toxicological and appraisal evidence which management believes indicate that, with respect to the pending property damage cases, TCE from releases on the Lockformer facility has not migrated to, or had an impact on, the plaintiffs' properties in these cases, and, with respect to the pending personal injury cases, TCE from releases on the Lockformer facility is unlikely to have caused any illness or health-related problems to these plaintiffs. Precise estimation of the amount of any such material loss is impossible, due to the complexity and uncertainty of the litigation and appellate proceedings. However, with respect to all of the above described pending cases, and such other litigation as has previously been disclosed in the Company's December 31, 2002 Annual Report on Form 10-K in Part II, Item 1., Legal Proceedings, management has determined that increasing the Company's litigation reserve from $1,000,000 to $13,500,000 for currently pending proceedings is appropriate given all of the circumstances surrounding these proceedings, including the complexity of the technical, scientific, medical and toxicological aspects of the environmental cases, the unpredictability of punitive damage awards and the criteria upon which they are based and the uncertainty confronting many publicly traded corporate defendants in cases involving plaintiffs who have serious and unfortunate illness. Accordingly, the financial statements contained in this report reflect such accrual and reserve included in the caption "Environmental Litigation/Remediation Reserves". This reserve has been established in accordance with the Company's critical accounting policies, Financial Accounting Standard #5 and Staff Accounting Bulletin #92.

         As additional information and expert opinions become available to management, it may either be able to revise its estimate of the range of exposure, with appropriate revision to reserves taken, or continue to believe that no such better estimate is possible at the time.

         Additionally, the management and Board of Directors of the Company's second tier subsidiary, Met-Coil, are considering multiple options including the possibility of filing a petition for bankruptcy of Met-Coil under Chapter 11 of the United States Bankruptcy Code, and have retained special restructuring counsel to advise them in this regard. These considerations are ongoing and are intended to find the best way of managing and resolving the various present or future claims related to Lisle environmental matters, however management cannot predict the outcome of any of the options presently under consideration.

         In general, with respect to all of the above described pending cases, Mestek, to the extent that it is a defendant and Met-Coil believe they have valid defenses to all of the pending claims and are contesting them vigorously. However, the results of litigation are inherently unpredictable as reflected by Met-Coil's experience in the Devane case. Accordingly, it is possible, although the Company does not believe that it would be well founded, that the plaintiffs in any of the above described pending actions could obtain a verdict of liability against Met-Coil, or against Mestek, assessing significant damages (including punitive damages) materially exceeding the Company's litigation reserves, in which event such decisions, or settlements to avoid such decisions, could, individually or in the aggregate, materially adversely affect the financial position and results of operations of Met-Coil, and/or the financial position and results of operations of the Company.

         In addition, there can be no assurance that future claims for personal injury or property damage will not be asserted by other plaintiffs against Met-Coil and Mestek with respect to the Lockformer site and facility.

         Met-Coil has limited insurance coverage for defense costs and liability associated with these environmental actions. To date approximately 36% of Met-Coil's total out-of-pocket costs associated with these litigations has been reimbursed by insurance carriers. This figure does not include any amounts relating to the compensatory or punitive damages awarded in the Devane case, which have not been paid as of the date of this filing and certain aspects of which are being appealed. Many of Met-Coil's insurance carriers have negotiated a complete settlement with Met-Coil and are no longer liable for payment of either defense costs or indemnification expense. While several insurers remain as potential sources of partial recovery for Met-Coil, there is no assurance that this level, or any level, of insurance contribution will be sustained or sufficient going forward. Consistent with EITF 93-5, the Company has treated insurance recoveries, whether of defense costs or in relation to indemnity obligations, on a cash basis except where settlements that are not subject to further litigation have been reached with insurance carriers as of quarter end or year end, in which cases receivables have been appropriately accrued.

         Remediation -Lisle, Illinois:

         Met-Coil is continuing remediation of the Lockformer facility in Lisle, IL, pursuant to a Work Plan for the site ("on-site remediation") approved by the EPA and is awaiting approval of the remedial standards to be achieved by such Work Plan from the IEPA. The IEPA has not agreed to any specific target level of remediation. As previously disclosed, the Company reserved as of December 31, 2002, $7,700,000 for on-site remediation costs in Lisle. The reserve remaining as of June 30, 2003 was $4,585,000. In light of the remaining uncertainties surrounding the effectiveness of the available remediation technologies and the future potential changes in remedial objectives and standards, still further reserves may be needed in the future with respect to the on-site remediation of the Lisle facility. The complexity of aforementioned factors makes it impossible to further estimate any additional costs.

         Any additional costs of remediation off of the Lisle site ("off-site remediation") are not determinable at this time and remain a contingency pending the resolution of the issue of whether Met-Coil has liability for TCE contamination beyond areas for which settlements have already been reached.

          In the six month period ended June 30, 2003, Met-Coil paid $3,115,000 for on-site remediation, all of which was funded by advances from Mestek under a $4,500,000 secured term loan facility for environmental remediation.

Item 3. - Quantitative and Qualitative Information about Market Risks

         The Company's operations are sensitive to a number of market factors, any one of which could materially adversely affect its results of operations in any given year:

         Construction activity--the Company's largest segment, its Heating, Ventilating, and Air Conditioning (HVAC) segment, is directly affected and its other segment, Metal Forming, is indirectly affected by commercial construction projects and residential housing starts. Relatively lower interest rates in 2002, and 2003 to date, and strong institutional activity helped prevent what might otherwise have been a more pronounced recessionary effect. Significant increases in interest rates or reductions in construction activity in future periods, however, could be expected to adversely affect the Company's revenues, possibly materially.

         Manufacturing Activity-- The Company's Metal Forming segment, as a manufacturer of capital goods used in other manufacturing processes, is subject to significant cyclicality. The Company's Metal Forming segment provides equipment used to hold, uncoil, straighten, form, bend, cut and otherwise handle metal used in manufacturing operations; all activities likely to be adversely effected in recessionary periods. The level of manufacturing activity in the automotive, steel processing, metal furniture, and stamping industries, are particularly relevant to this segment since its products are typically purchased to upgrade or expand existing equipment or facilities. Expectations of future business activity are also particularly relevant. Activity in this segment was significantly affected by events of September 11, 2001 and the continuing downturn in capital spending, especially in the manufacturing sector.

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

         Globalization - The continuing relocation of manufacturing activity to relatively lower wage countries may over time adversely affect the Company's Metal Forming segment, which makes equipment used in manufacturing operations, and which has well established distribution systems in the United States but less well developed distributions systems in other countries. The Company's HVAC and Metal Forming segments are also subject to ongoing competitive pressures in the domestic marketplace from manufacturers of HVAC and Metal Forming equipment in such lower wage countries. The Company is fully cognizant in this regard of the need to expand its worldwide distribution and manufacturing capabilities.

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

Item 4 - Controls and Procedures

              Under SEC Rule 13a-15(e), "disclosure controls and procedures" means controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that it files with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files with the SEC is accumulated and communicated to our Senior Management as appropriate to allow timely decisions regarding required disclosure.

              The Company established a Disclosure Committee comprised of its Senior Management. The Disclosure Committee on a quarterly basis reviews written sub-attestations obtained from key financial and operating personnel, consults with outside technical advisers as needed, and meets with the Company's CEO, among other steps.

              Our disclosure controls and procedures do not provide absolute assurance that all deficiencies in design or operation of these control systems, or all instances of errors or fraud, will be prevented or detected. These control systems are designed to provide reasonable assurance of achieving the goals of these systems in light of our resources and nature of our business operations. These control systems remain subject to risks of human error and the risk that controls can be circumvented for wrongful purposes by one or more individuals in management or non-management positions.

              Based on their evaluation, as of the end of the period covered by this Form 10-Q, our company's Chief Executive Officer and Chief Financial Officer have concluded that our company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance of achieving the purposes described in Rule 13a-15(e).

              In connection with the evaluation described above, we identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2003, and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

     There have been no material changes in the matters previously identified under Item 2, Legal Proceedings in the Company's Form 10-K for 2002 except as follows. See Part I to this Form 10 Q, Management's Discussion and Analysis, and
Note 7 to these Condensed Consolidated Financial Statements for a discussion of material contingencies.

Item 4 - Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on June 3, 2003. Certain matters voted upon at the meeting and the votes cast with respect to such matter are as follows:


Election of Directors

                                              Votes                     Votes
                                            Received                  Withheld

 William J. Coad                           7,344,851                    34,325
 Edward J. Trainor                         7,334,851                    34,325
 Winston R. Hindle, Jr.                    7,344,851                    34,325
 David W. Hunter                           7,344,692                    34,484
 David M. Kelly                            7,344,851                    34,325
 George F. King                            7,344,602                    34,574
 John E. Reed                              7,344,851                    34,325
 Stewart B. Reed                           7,344,851                    34,325

Ratification of appointment of independent auditors for 2003

The shareholders voted to affirm the appointment of Grant Thornton LLP as independent auditors for the Company for the fiscal year ending December 31, 2003.


Broker
For                                 Against        Abstain           Non-Votes

7,360,867                             15,155          3,254              0

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibit 11.1  Statement of Computation of Per Share Earnings

(b) Exhibit 31.1 Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer

(c) Exhibit 31.2 Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer

(d) Exhibit 32.1 18 U.S.C. Section 1350 Certification of Chief Executive Officer

(e) Exhibit 32.2 18 U.S.C. Section 1350 Certification of Chief Financial Officer

(f) On July 14, 2003 the Company filed a Report on Form 8-K relating to jury verdicts reached on Friday, July 11, 2003 in connection with the matters collectively referred to as Devane, et al. v. The Lockformer Company, et al. - Case No. 01 L 377 in the 18th Judicial Circuit Court in DuPage County, Illinois, as described in Note 7 of the accompanying Financial Statements in Part I, Item 1 of this Report.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  MESTEK, INC.
                                  (Registrant)


Date: August 14, 2003           By: /S/ Stephen M. Shea
                              Stephen M. Shea, Senior Vice President - Finance
                                and CFO (Chief Financial Officer)

                                                                  Exhibit 11.1

                                  MESTEK, INC.

              SCHEDULE OF COMPUTATION OF EARNINGS PER COMMON SHARE



                                                            Three Months Ended                  Six Months Ended
                                                                 June 30,                           June 30,
                                                          2003           2002 *               2003          2002 *
                                                           (Dollars in thousands, except earnings per common share)

Loss Before Cumulative Effect
     of a Change in Accounting Principle               (9,509)           (4,481)          (8,667)           (2,965)
Cumulative Effect of a Change in Accounting Principle    ---         ---               ----                (29,334)
Net Loss                                             ($ 9,509)         ($ 4,481)        ($ 8,667)        ($ 32,299)

Basic and Diluted Loss Per Common Share:
Loss Before Cumulative Effect
     of a Change in Accounting Principle              ($ 1.09)          ($ 0.51)         ($ 0.99)          ($ 0.34)
Cumulative Effect of a Change in Accounting Principle    ---          ---              ----                (  3.36)
Net Loss                                              ($ 1.09)         ($  0.51)      ($    0.99)         ($  3.70)

Basic and Diluted Weighted Average Shares Outstanding    8,722             8,722            8,722             8,722


* restated to give effect to 2002 goodwill impairment as of January 1, 2002 (See
Note 1) and to give effect in 2002 to subsidiary stock options (See Note 5).

                                                                  Exhibit 31.1

                      Certification Pursuant to Section 302

                        of the Sarbanes-Oxley Act of 2002

                         for the Chief Executive Officer

I, John E. Reed, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Mestek, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  August 14, 2003                        By:  /s/John E. Reed
                                              Name: John E. Reed
                                              Title:   Chief Executive Officer

                                                                  Exhibit 31.2
                      Certification Pursuant to Section 302

                        of the Sarbanes-Oxley Act of 2002

                         for the Chief Financial Officer

 I, Stephen M. Shea, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Mestek, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  August 14, 2003                        By:  /s/Stephen M. Shea
                                              Name: Stephen M. Shea
                                              Title:   Chief Financial Officer
<

                                                                 Exhibit 32.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

                                   PURSUANT TO

                             18 U.S.C. SECTION 1350,

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Mestek, Inc. (the "Corporation") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John E. Reed, Chief Executive Officer of the Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Corporation.



Date:  August 14, 2003                        By:  /s/John E. Reed
                                              Name: John E. Reed
                                              Title:   Chief Executive Officer

                                                                  Exhibit 32.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

                                   PURSUANT TO

                             18 U.S.C. SECTION 1350,

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Mestek, Inc. (the "Corporation") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen M. Shea, Chief Financial Officer of the Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Corporation.



Date:  August 14, 2003                      By:  /s/Stephen M. Shea
                                            Name:  Stephen M. Shea
                                            Title:  Chief Financial Officer