Form 10-Q
period 2003-09-30
MESTEK INC
filed 2003-11-14
CIK 65195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

Commission file number: 1-448

MESTEK, INC.

Pennsylvania Corporation	25-0661650
State of Incorporation	I.R.S. Employer Identification No.
260 North Elm Street
Westfield, Massachusetts 01085
(413) 568-9571
(Address and Telephone number of Principal Executive Offices)

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

The number of shares of Common Stock outstanding as of November 2, 2003 was 8,721,603.

MESTEK, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

INDEX

Page No

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
Condensed consolidated balance sheets at September 30, 2003 (unaudited)
and December 31, 2002 (audited)	3-	4
Condensed consolidated statements of operations for the three months ended September 30, 2003 and 2002 and the nine months ended
September 30, 2003 and 2002 (unaudited)	5
Condensed consolidated statements of cash flows for the nine
months ended September 30, 2003 and 2002 (unaudited)	6
Condensed consolidated statement of changes in shareholders' equity for the period from January 1, 2002 (audited) through
September 30, 2003 (unaudited)	7
Notes to the condensed consolidated financial statements (unaudited)	8-	23
Item 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations	24	-34
Item 3 - Quantitative and Qualitative Disclosures	35	-37
Item 4 - Controls and Procedures	37
PART II - OTHER INFORMATION
Item 1 - Legal Proceedings	38
Item 5 - Other Information	38
Item 6 - Exhibits and Reports on Form 8-K	38
SIGNATURE	39

In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

MESTEK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	Sept. 30, 2003	Dec. 31, 2002
	(Dollars in thousands)
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$5,227	$2,675
Accounts Receivable - less allowances of
$3,831 and $3,230 respectively	60,915	53,503
Inventories	58,596	60,587
Deferred Tax Asset	17,600	6,087
Other Current Assets	4,055	5,285
Total Current Assets	146,393	128,137
Property and Equipment - net	55,183	56,605
Property Held For Sale	2,413	--
Other Assets and Deferred Charges - net	8,259	9,487
Excess of Cost over Net Assets of Acquired Companies	30,671	26,072
Total Assets	$242,919	$220,301

      See the Notes to Condensed Consolidated Financial Statements(Continued
on next page)

MESTEK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Unaudited)

	Sept. 30, 2003	Dec. 31, 2002
	(Dollars in thousands)
	(Unaudited)	(Audited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Current Portion of Long-Term Debt	$19,247	$6,775
Accounts Payable	15,389	16,643
Accrued Compensation	6,049	8,614
Accrued Commissions	2,754	2,011
Reserves for Equity Investment Losses	6,000	6,000
Customer Deposits	4,786	6,763
Accrued Employee Benefits	9,195	8,456
Environmental Litigation/Remediation Reserves	--	8,700
Liabilities Subject to Compromise	40,501	--
Other Accrued Liabilities	12,024	12,034
Total Current Liabilities	115,945	75,996
Long-Term Debt	4,573	4,891
Other Liabilities	729	603
Total Liabilities	121,247	81,490
Minority Interests	1,133	1,097
Shareholders' Equity
Common Stock - no par, stated value $0.05
per share, 9,610,135 shares issued	479	479
Paid in Capital	15,434	15,434
Retained Earnings	115,657	133,796
Treasury Shares, at cost (888,532 common shares)	(10,101)	(10,101)
Other Comprehensive Loss	(930)	(1,894)
Total Shareholders' Equity	120,539	137,714
Total Liabilities and Shareholders' Equity	$242,919	$220,301

See the Notes to Condensed Consolidated Financial Statements.

MESTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands, except earnings per common share)
Net Sales	$97,259	$95,305	$270,373	$274,996
Cost of Goods Sold	68,404	67,427	191,965	195,546
Gross Profit	28,855	27,878	78,408	79,450
Selling Expense	13,180	13,361	38,834	40,145
General and Administrative Expense	6,370	5,688	17,482	16,858
Engineering Expense	3,964	4,023	11,507	11,447
Plant Shutdown Expense	149	--	860	--
Environmental Litigation/Remediation Charges	16,709	1,548	33,947	11,021
Operating Profit (Loss) before Reorganization Items	(11,517)	3,258	(24,222)	(21)
Subsidiary Bankruptcy Professional Fees	2,595	--	2,595	--
Operating Profit (Loss)	(14,112)	3,258	(26,817)	(21)
Interest Income (Expense) - net	(203)	69	(470)	(425)
Other Income (Expense) - net	(11)	(1)	(170)	(399)
Income (loss) Before Income Taxes and Cumulative
Effect of a Change in Accounting Principle	(14,326)	3,326	(27,457)	(845)
Income Taxes (Benefit)	(4,854)	1,442	(9,318)	251
Income (Loss) Before Cumulative
Effect of a Change in Accounting Principle	(9,472)	1,884	(18,139)	(1,096)
Cumulative Effect of a Change in Accounting Principle:
Gross Impairment (Expense)	--	--	--	(31,633)
Tax Benefit	--	--	--	2,299
Net Impairment (Expense)	--	--	--	(29,334)
Net Income (Loss)	$(9,472)	$1,884	$(18,139)	$(30,430)
Basic Earnings (Loss) Per Common Share:
Earnings (Loss) Before Cumulative Effect
of a Change in Accounting Principle	$(1.09)	$0.22	$(2.08)	$(0.13)
Cumulative Effect Of a
Change In Accounting Principle	--	--	--	(3.36)
Net Income (Loss)	$(1.09)	$0.22	$(2.08)	$(3.49)
Basic Weighted Average Shares Outstanding	8,722	8,722	8,722	8,722
Diluted Earnings (Loss) Per Common Share:
Earnings (Loss) Before Cumulative Effect
of a Change in Accounting Principle	$(1.09)	$0.22	$(2.08)	$(0.13)
Cumulative Effect Of a
Change In Accounting Principle	--	--	--	(3.36)
Net Income (Loss)	$(1.09)	$0.22	$(2.08)	$(3.49)
Diluted Weighted Average Shares Outstanding	8,722	8,745	8,722	8,722

See the Notes to Condensed Consolidated Financial Statements.

MESTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net (Loss) Income	$(18,139)	$(30,430)
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Cumulative Effect of Change in Accounting Principles	--	29,334
Depreciation and Amortization	6,396	7,818
Provision for Losses on Accounts Receivable	471	871
Subsidiary Bankruptcy Professional Fees	2,595	--
Changes in Assets and Liabilities:
Accounts Receivable	(7,607)	1,399
Inventory	3,511	6,970
Accounts Payable	(1,813)	(2,143)
Accrued Expenses/Other Liabilities	(5,793)	1,707
Liabilities Subject to Compromise	40,501	--
Environmental Litigation/Remediation Reserves	(8,700)	2,385
Other Assets	(8,873)	(6,231)
Net Cash Provided by Operating Activities before Reorganization Items	2,549	11,680
Operating Cash Flows from Reorganization Items:
Subsidiary Bankruptcy Professional Fees	(2,595)	--
Change in Accrued Expenses	1,947	--
Net Cash Used by Reorganization Items	(648)	--
Net Cash Provided by Operating Activities	1,901	11,680
Cash Flows from Investing Activities:
Capital Expenditures	(5,582)	(5,388)
Acquisition of Business	(6,921)	--
Net Cash (Used in) Provided by Investing Activities	(12,503)	(5,388)
Cash Flows from Financing Activities:
Net Borrowings (Payments)
Under Revolving Credit Agreements	12,439	(4,059)
Principal Payments Under
Long-Term Debt Obligations	(285)	(672)
Increase in Minority Interests	36	11
Net Cash Used In Financing Activities	12,190	(4,720)
Translation Effect on Cash	964	76
Net Increase in Cash and Cash Equivalents	2,552	1,648
Cash and Cash Equivalents - Beginning of Period	2,675	2,315
Cash and Cash Equivalents - End of Period	$5,227	$3,963

See the Notes to Condensed Consolidated Financial Statements.

MESTEK, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

For the period January 1, 2002 through September 30, 2003

	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Shares	Other Comprehensive Income	Total
Balance - January 1, 2002 (audited)	$479	$15,434	$164,201	($ 10,101)	($ 1,390)	$168,623
Net Loss	0	0	(30,405)	0	0	(30,405)
Additional Minimum Liability--
Defined Benefit Plan - Net of Tax	0	0	0	0	(559)	(559)
Cumulative Translation Adjustment	55	55
Balance - December 31, 2002	$479	$15,434	$133,796	($ 10,101)	($ 1,894)	$137,714
Cumulative Translation Adjustment	0	0	0	0	964	964
Net Loss	0	0	(18,139)	0	0	(18,139)
Balance - September 30, 2003	$479	$15,434	$115,657	($ 10,101)	($ 930)	$120,539

See the Notes to the Condensed Consolidated Financial Statements.

MESTEK, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of Mestek, Inc. (Mestek) and its majority owned subsidiaries (collectively the “Company”). The financial statements as reported in Form 10-Q reflect all adjustments, including those of a normal recurring nature, which are, in the opinion of management, necessary to a fair statement of results for the three- and nine-month period ended September 30, 2003 and 2002.

        These financial statements should be read in conjunction with the Annual Report on Form 10-K, and in particular the audited financial statements, for the fiscal year ended December 31, 2002. Accordingly, Note disclosures that would substantially duplicate the disclosures contained in the latest audited financial statements have been omitted from this filing.

Earnings per Common Share

        Basic earnings per share have been computed using the weighted average number of common shares outstanding. Common stock options are considered in the computation of diluted earnings per share except when the effect would be antidilutive.

        The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“FAS No. 123”). As permitted by the statement, the Company has chosen to continue to account for stock-based compensations using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25. Accordingly no compensation expense has been recognized for its stock-based compensation plan.

        Had the fair value method of accounting been applied to the Company’s stock option plan, with compensation cost for the Plan determined on the basis of the fair value of the options at the grant date, the Company’s net income and earnings per share would have been as follows:

Three months ended Nine months ended September 30, September 30, 2003 2002 2003 2002 (In thousands, except earnings per common share) Net income (loss) - as reported $(9,472) $1,884 $(18,139) $(30,430) Compensation expense 18 34 54 102 Net income (loss)- pro forma $(9,490) $1,850 $(18,193) $(30,532) Basic and diluted income (loss) per share - as reported$(1.09) $0.22 $(2.08) $(3.49) Compensation expense --- --- (0.01) (0.01) Basic and diluted income (loss) per share - pro-forma $(1.09) $0.22 $(2.09) $(3.50)

Income Taxes

        Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Cash paid for income taxes was $1,317,000 and $2,539,000 during the nine-months ended September 30, 2003 and 2002, respectively.

Other Comprehensive Income

        For the nine-month periods ended September 30, 2003 and 2002, respectively, the components of other comprehensive loss consisted of foreign currency translation adjustments and an additional liability for defined benefit plan. Comprehensive (loss) income was $(9,370,000) and $1,263,000 for the three months ended September 30, 2003 and 2002, respectively and $(17,175,000) and $(30,913,000) for nine-months ended September 30, 2003 and 2002, respectively.

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

        Accordingly, the Company ceased recording amortization of goodwill and intangible assets with indefinite lives effective January 1, 2002. The Company’s analysis under Step Two of FAS 142 indicated its the Metal Forming segment’s goodwill was impaired as of January 1, 2002 in the amount of $31,633,000. The effect of the impairment is treated in the accompanying financial statements as relating to the three-month period ended March 31, 2002. The related tax benefit, $2,299,000, is substantially lower than what would be expected on the basis of statutory rates due to the fact that the majority of the goodwill impaired has a zero basis for tax purposes as a result of having been acquired in stock rather than asset purchase transactions.

        On October 3, 2001, FASB issued FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that replaced FAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of.” The primary objectives of this pronouncement were to develop one accounting model based on the framework established in FAS 121 for long-lived assets to be disposed of by sales and to address significant implementation issues. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of Account Principles Board (APB) Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. FAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The provisions of FAS 144 became effective January 1, 2002 and did not have a material effect upon the Company’s Financial Statement.

New Accounting Pronouncements

        In July 2002, the FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which relates to accounting for plant shutdowns, restructuring and other such costs. FAS No. 146 is based on the fundamental principle that a liability for a cost associated with an exit or disposal activity should be recorded when it (1) is incurred, that is, when it meets the definition of a liability in FASB Concepts Statement No. 6, Elements of Financial Statements, and (2) can be measured at fair value. The principal reason for issuing FAS No. 146 is the Board’s belief that some liabilities for costs associated with exit or disposal activities that entities record under current accounting pronouncements, in particular EITF Issue 94-3, do not meet the definition of a liability. FAS No. 146 nullifies EITF Issue 94-3; thus, it will have a significant effect on practice because commitment to an exit or disposal plan no longer will be a sufficient basis for recording a liability for costs related to those activities. FAS No. 146 is effective for exit and disposal activities initiated after December 31, 2002. Early application is encouraged; however, previously issued financial statements may not be restated. An entity would continue to apply the provisions of EITF Issue 94-3 to an exit activity that is initiated under an exit plan that met the criteria of EITF Issue 94-3 before the entity initially applied FAS No. 146. The Company announced the shutdown of two manufacturing facilities in April 2003, as more fully described in Note 6, and is accounting for the related costs in accordance with FAS No 146.

        In December 2002, the FASB issued FAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure, an amendment to FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of FASB Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, FAS No. 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial reporting. For entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation, the transition provisions are effective for fiscal years ending after December 15, 2002. For all other companies, the disclosure provisions and the amendment to APB No. 28 are effective for interim periods beginning after December 15, 2002.

        The Company has elected to account for stock based compensation, effective with the 2003 year, in accordance with FAS No 148, under the “fair value method”. The Company has further elected to account for the change in accounting principle under the “Prospective Method” as described in amended paragraph 52b of FASB Statement 123. The Company made no option grants, modifications of option grants, or settlement of option grants in either the three-month or nine-month periods ended September 30, 2003 or the three month or nine-month periods ended September 30, 2002 and accordingly the change to the fair value method had no effect in either period on Net Income, Basic earnings per share or Diluted earnings per share. Under the “Prospective Method” any future option grants will affect Net Income, Basic earnings per share and Diluted earnings per share.

        In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the second fiscal year or interim period beginning after June 15, 2003. On October 9, 2003, the FASB deferred the consolidation requirements under FIN 46 until the end of the first interim or annual period ending after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the impact of FIN 46 on its equity investments. It is reasonably possible that the Company’s investment in CareCentric, which is described in more detail in Note 6 to the Company’s 2002 financial statements, may be subject to consolidation under the requirements of FIN 46. The Company has not reached a conclusion on this matter however due to the technical complexities posed by the interpretation of FIN 46.

Note 2 — Inventories

Inventories consisted of the following at:

September 30, December 31, 2003 2002 (unaudited) (audited) (dollars in thousands) Finished Goods $ 14,488 $ 16,699 Work-in-progress 23,144 18,908 Raw materials 28,226 32,236 65,858 67,843 Less provision for LIFO method of valuation (7,262) (7,256) $ 58,596 $ 60,587

Note 3 — Long-Term Debt

September 30, December 31, 2003 2002 (Unaudited) (audited) (dollars in thousands) Revolving Loan Agreement $12,702 $ 763 Note Payable 6,000 5,500 Industrial Development Bond 5,118 5,403 23,820 11,666 Less Current Maturities (19,247) (6,775) $ 4,573 $ 4,891

        Revolving Loan Agreement – The Company has a Revolving Loan Agreement and Letter of Credit Facility (the Agreement) with Fleet Bank. The Agreement has been amended and extended through April 30, 2004. The Agreement’s terms are substantially unchanged from those described in Note 8 to the Company’s 2002 Consolidated Financial Statements. The Company expects to renew the Agreement on substantially equivalent terms before its expiration. The Agreement as amended provides $50 million of unsecured revolving credit including $10 million of standby letter of credit capacity. Borrowings under the Agreement bear interest at a floating rate based on the bank’s prime rate less one and three quarters percent (1.75%) or, at the discretion of the borrower, LIBOR plus a quoted market factor or, alternatively, in lieu of the prime based rate, a rate based on the overnight Federal Funds Rate. The Revolving Loan Agreement contains financial covenants, which require that the Company maintain ratios, relating to interest coverage and leverage. As a result of the addition of $14,132,000 to the Company’s Environmental Litigation and Remediation Reserve in the three months ended September 30, 2003, as more fully described in Note 7 to the Condensed Consolidation Financial Statements, the Company was in technical violation of the aforementioned financial covenants as of September 30, 2003. The bank has agreed to waive this violation. This Agreement also contains restrictions regarding the creation of indebtedness, the occurrence of mergers or consolidations, the sale of subsidiary stock and the payment of dividends in excess of 50 percent (50%) of net income. The Company has outstanding at September 30, 2003, $6,657,000 in standby letters of credit issued principally in connection with its commercial insurance programs.

        Notes Payable — The Company has an unsecured uncommitted Demand Loan Facility with a second commercial bank, JP Morgan Chase, in the amount of $15 million under which the Company can borrow on a LIBOR basis. The facility was recently renewed through June 30, 2004.

        The Company’s subsidiary, Met-Coil Systems Corporation, borrowed $5.5 million from MB Financial Corporation, a commercial bank, on July 26, 2002 in connection with the settlement of an environmental litigation matter described in more detail in Note 7. Fleet Bank provided a letter of credit in support of this loan which was drawn upon in full by MB Financial Corporation on September 8, 2003 in connection with the Chapter 11 filing of Met-Coil which is described in more detail in Note 8.

        Cash paid for interest was $398,000 and $510,000 during the nine months ended September 30, 2003 and 2002, respectively.

Note 4 — Interim Segment Information

Description of the types of products and services from which each reportable segment derives its revenues:

        The Company has two reportable segments: the manufacture of heating, ventilating and air-conditioning equipment (HVAC) and the manufacture of metal handling and metal forming machinery (Metal Forming).

The Company’s HVAC Segment manufactures and sells a variety of complementary residential, commercial and industrial heating, cooling and air control and distribution products. Collectively, the HVAC Segment’s products provide heating, cooling, ventilating, or some combination thereof, for residential, commercial and/or industrial building applications.

        The Metal Forming Segment, operating under the umbrella name “Formtek,” is comprised of seven closely related subsidiaries and one division, all manufacturers of equipment used in the Metal Forming industry (the uncoiling, straightening, leveling, feeding, forming, bending, notching, stamping, cutting, stacking, bundling or moving of metal in the production of metal products, such as steel sheets, office furniture, appliances, vehicles, buildings, and building components, among many others).

        The HVAC and Metal Forming Segments are described in greater detail in Note 14 to the Company’s 2002 Consolidated Financial Statements.

Measurement of segment profit or loss and segment assets:

        The Company evaluates performance and allocates resources based on profit or loss from operations before interest expense and income taxes (EBIT), not including non-operating gains and losses. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Inter-segment sales and transfers are recorded at prices substantially equivalent to the Company’s cost; inter-company profits on such inter-segment sales or transfers are not material.

Factors management used to identify the enterprise’s reportable segments:

        The factors which identify the HVAC and Metal Forming Segments as reportable segments are described in detail in Note 14 to the Company’s 2002 Consolidated Financial Statement.

        Information presented in the following tables relates to continuing operations only.

Three Months ended September 30, 2003: (in thousands) Metal All HVAC Forming Other Totals Revenues from External Customers $81,058 $16,111 $90 $97,259 Segment Operating Profit (Loss) $6,631 * $(20,598) ** $(145) $(14,112) * includes $149,000 in Plant Shutdown expenses in accordance with FAS 146, as more fully described in Note 6. ** includes $16,709,000 in environmental litigation and remediation expenses and $2,595,000 in subsidiary bankruptcy professional fees, as more fully explained in Note 7. Three Months ended September 30, 2002: (in thousands) Metal All HVAC Forming Other Totals Revenues from External Customers $79,667 $15,533 $105 $95,305 Segment Operating Profit (Loss) $6,129 $(2,745) ** $(126) $3,258

** includes $1,548,900 in environmental litigation and remediation expenses as more fully explained in Note 7.

Nine Months ended September 30, 2003: (in thousands) Metal All HVAC Forming Other Totals Revenues from External Customers $219,749 $50,315 $309 $270,373 Segment Operating Profit (Loss) $11,609 * $(37,934) ** (492) $(26,817) * includes $860,000 in Plant Shutdown expenses in accordance with FAS 146, as more fully described in Note 6. ** includes $33,947,000 in Environmental Litigation/Remediation Charges expenses and $2,595,000 in subsidiary bankruptcy professional fees, as more fully explained in Note 7. Nine Months ended September 30, 2002: (in thousands) Metal All HVAC Forming Other Totals Revenues from External Customers $226,545 $48,128 $323 $274,996 Segment Operating Profit (Loss) $14,152 * $(13,790) ** $(383) $(21)

* restated to give effect to subsidiary stock options – see Note 5.

** includes $9,473,000 in costs related to the settlement of an environmental litigation matter, as more fully described in Note 8 of the Company’s 2002 Form 10-Q and $1,548,000 in environmental and remediation costs, as more fully explained in Note 8 of the Company’s 3rd quarter 2002 Form 10-Q.

HVAC Segment Revenues by HVAC Product Group:

Three Months ended Nine Months ended September 30, September 30, 2003 2002 2003 2002 (dollars in thousands) Hydronics Products $35,116 $32,682 $87,233 $84,532 Air Distribution and Cooling Products 22,520 22,741 66,512 71,385 Gas and Industrial Products 23,422 23,752 66,004 70,628 Total HVAC Segment Revenues $81,058 $79,667 $219,749 $226,545

Note 5 — Stock Option Plans

        On March 20, 1996 the Company adopted a stock option plan, the Mestek, Inc. 1996 Stock Option Plan, (the Plan), which provides for the granting of incentive and non-qualified stock options of up to 500,000 shares of stock to certain employees of the Company and other persons, including directors, for the purchase of the Company’s common stock at fair market value at the date of grant. The Plan was approved by the Company’s shareholders on May 22, 1996. Options granted under the plan vest over a five-year period and expire at the end of ten years. Options totaling 200,000 shares have been granted under the Plan, none of which have been exercised at September 30, 2003. No options were granted in the third quarter of 2003.

        Effective July 1, 1996, the Company’s subsidiary, Omega Flex, Inc. (Omega) adopted a stock option plan (Plan) which provides for the granting of both Incentive and Non-Qualified Stock Options (as those terms are defined in the Internal Revenue Code) of up to 200 shares of stock to certain employees of Omega for the purchase of Omega’s common stock at fair market value as of the date of grant. The Plan was approved as of July 1, 1996 by John E. Reed, representing Mestek, the sole shareholder of Omega, pursuant to authority vested in him by vote of the Board of Directors of Mestek dated May 22, 1996. Options to purchase an aggregate of 140 shares of the common stock of Omega, representing a 14% equity share were granted, to two Omega executives effective July 1, 1996. The options vest over a five-year period commencing May 1, 1999 and ending on May 1, 2003 and expire on July 1, 2006. None of the options granted have been exercised. Through a separate agreement, the option holders currently have a put right after exercise which allows them to sell their option shares to Omega at a figure based upon book value and Omega currently has a corresponding call option at a figure based upon of book value. In accordance with APB 25 the Company has reflected pre-tax charges to earnings in the current three-month and nine-month periods of $226,000 and $493,000, respectively, for the compensation value of the options granted.

Note 6 – Plant Shutdown

        On April 9, 2003, the Company announced plans to close its Scranton, Pennsylvania (Anemostat East) manufacturing operations and relocate the products made in Scranton to several of the Company’s existing facilities including those in Florence KY, Wrens GA, and the Anemostat West facility in Carson, CA. The product relocations reflect the Company’s strategy of regional manufacturing to better serve air distribution customers throughout the United States.

        On April 8, 2003, the Company announced plans to close its Bishopville, South Carolina (King Company) manufacturing operations and relocate the products made in Bishopville to the Company’s Dallas, Texas facility. The Company is accounting for the costs related to these “exit and disposal” activities, employee severance and related costs of shutting down manufacturing operations, in accordance with FAS 146, Accounting for Costs Associated With Exit or Disposal Activities (FAS 146). In the three month and nine month periods ended September 30, 2003, the Company incurred $149,000 and $860,000, respectively of such “exit and disposal” costs which are accounted for separately in the accompanying financial statements in accordance with FAS 146. In addition, in the three month and nine month periods ended September 30, 2003, the Company incurred $327,000 and $654,000, respectively, in incremental costs related to relocation, reinstallation etc, which costs are reflected in operating income but are not separately accounted for, as required by FAS 146. The Company participates in a Multi-employer defined benefit retirement plan in Scranton Pennsylvania. The closure of the facility in Scranton is expected to result in a partial withdrawal liability relative to approximately 100 employees covered under this plan which has not been quantified at this time. The Scranton, Pennsylvania and Bishopville, South Carolina facilities are reflected in the accompanying financial statements under the heading Property Held for Sale.

Note 7 – Commitments & Contingencies

        As previously disclosed, the Company is obligated as a guarantor with respect to certain debt of CareCentric, Inc. (formerly Simione Central Holdings, Inc.) to its primary commercial bank, Wainwright Bank & Trust Company, in the amount of $6 million which amount was accrued as of December 31, 2001 and remains on the Company’s balance sheet as of September 30, 2003. The $6 million Wainwright credit line is secured by substantially all of CareCentric’s assets. The balance outstanding under CareCentric’s credit line with Wainwright Bank & Trust Company as of September 30, 2003 was $2,625,000, down from $ 4,525,000 at December 31, 2002. CareCentric, Inc. was “taken private” on September 4, 2003 and is no longer a publicly traded company. The Company’s investments in CareCentric, Inc. were not materially effected by this transaction.

        The Company has been named in 60 outstanding asbestos-related products lawsuits, an increase of approximately 5 cases since the Company’s June 30, 2003 Quarterly Report on Form 10-Q. All of these suits seek to establish liability against the Company as successor to companies that may have manufactured, sold or distributed products containing asbestos materials, and who are currently in existence and defending thousands of asbestos related cases, or because the Company currently sells and distributes boilers, an industry that has been historically associated with asbestos-related products. However, to the best of its knowledge, the Company has never manufactured, sold or distributed any product containing asbestos materials. In addition, the Company believes it has valid defenses to all of the pending claims and vigorously contests that it is a successor to companies that may have manufactured, sold or distributed any product containing asbestos materials. However, the results of asbestos litigation have been unpredictable, and accordingly, an adverse decision or adverse decisions in these cases, individually or in the aggregate, could materially adversely affect the financial position and results of operation of the Company and could expose the Company to substantial additional asbestos related litigation and the defense costs thereof. The total requested damages of these cases are over $3 billion. Thus far, however, the Company has had 35 asbestos-related cases dismissed without any payment and it settled approximately ten asbestos-related cases for a de minimis value. Through September 30, 2003, the total costs of defending the current and previously dismissed cases have totaled approximately $575,000 over a number of years.

        The Company is subject to numerous laws and regulations that govern the discharge and disposal of materials into the environment. Except as described below, the Company is not aware, at present, of any material administrative or judicial proceedings against the Company arising under any federal, state or local environmental protection laws or regulations (“Environmental Laws”).

Claims Alleging Releases of Hazardous Materials

        As disclosed in previous filings, the Lockformer Company (“Lockformer”), a division of the Company’s second tier subsidiary, Met-Coil Systems Corporation (“Met-Coil”), and the Company directly (under various legal theories) are defendants in various actions relating to the release and presence of trichloroethylene (TCE) contamination on and in the vicinity of Lockformer’s manufacturing facility in Lisle, Illinois. On August 26, 2003, Met-Coil filed a voluntary petition for relief under Chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) (Case No. 03-12676-MFW). Met-Coil remains in possession of its assets and properties, and continues to operate its businesses and manage its properties as a “debtor-in-possession” pursuant to sections 1107(a) and 1108 of the Bankruptcy Code.

        As disclosed in previous filings, a class of residents of approximately 1,400 homes south of the Lockformer facility has filed a class action complaint against Mestek and its subsidiary, Met-Coil, (Mejdrech, et al. v. The Lockformer Company, filed in the United States District Court for the Northern District of Illinois, the “Mejdrech Class Action”) alleging property damage by reason of contamination of soils, groundwater and in some cases private drinking water wells. The Company and Met-Coil have entered into a letter agreement (the “Letter Agreement”), dated August 29, 2003, related to a proposed settlement of the Mejdrech Class Action and the lawsuit entitled Schreiber v. The Lockformer Company, et al. – Case No. 02C-6097 (U.S.D.C. for N.D. Ill.) (the “Schreiber Action”). Under the Letter Agreement, the various parties have agreed to the basic framework of a settlement to be set forth in a plan of reorganization (a “Plan”) to be submitted by Met-Coil in its pending bankruptcy case, and the treatment of the Mejdrech class and plaintiffs and the Schreiber Action plaintiff under such a Plan, all subject to the conditions of the Letter Agreement. Both the Mejdrech Class Action and the Schreiber Action have been described in previous Company SEC filings, most recently in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

        Subject to the terms and conditions of the Letter Agreement, including confirmation of a Plan, Met-Coil and the Company agreed in principle to settle with plaintiffs and the class in the Mejdrech Class Action for claims alleging property damage by reason of contamination of soils, groundwater and in some cases private drinking water wells alleged to have migrated from Met-Coil’s Lockformer Company division site in Lisle, IL; and agreed in principle to settle with the plaintiff in the Schreiber Action for claims relating to personal injury allegedly caused by the Lockformer site environmental contamination. The Letter Agreement contemplates settlement payments of $12,500,000 in the Mejdrech Class Action and $6,000,000 in the Schreiber Action, but is subject to a number of important conditions and contingencies including, without limitation, approval of the Bankruptcy Court approval of the Court in the Mejdrech Class Action, approval of the Court in the Schreiber Action and approval of the Met-Coil Board of Directors, none of which have yet been obtained.

        The Letter Agreement calls for the payments to be made as part of a Plan in Met-Coil’s pending bankruptcy case, which Plan is also to include adequate funding for remediation of the Lockformer site and hook-ups to public water supplies or other appropriate water supplies for households within the Mejdrech Class Action area who currently are on private water wells and desire to be so hooked-up.

        Under the terms of the Letter Agreement, the Plan was to have been submitted to the Bankruptcy Court for approval within 150 days of August 29, 2003, and pending such approval within this time period the Mejdrech class and plaintiffs and the Schreiber Action plaintiff will not pursue Mestek or Met-Coil in the Mejdrech Class Action or the Schreiber Action while the Letter Agreement remains in effect. All rights are retained by the parties to the Letter Agreement, each of whom would have the right to then terminate the Letter Agreement, in the event that the Plan is not confirmed within the 150-day standstill period.

        A Plan was submitted to the Bankruptcy Court on November 5, 2003. It is expected that a Disclosure Statement, the next step in the Plan approval process, will be distributed and comments received before the end of this fiscal year. It is the intention of Met-Coil to seek approval of the Plan, which may be amended based on comments received pursuant to the Disclosure Statement dissemination, in the first quarter of 2004.

        Bankruptcy law does not permit solicitation of acceptances of the Plan until the Bankruptcy Court approves the applicable Disclosure Statement relating to the Plan as providing adequate information of a kind, and in sufficient detail, as far as is reasonably practicable in light of the nature and history of the debtor and the condition of the debtor’s books and records, that would enable a hypothetical reasonable investor typical of the holder of claims or interests of the relevant class to make an informed judgment about the Plan. Accordingly, the disclosure contained in this Quarterly Report on Form 10-Q is not intended to be, nor should it be construed as, a solicitation for a vote on the Plan. Met-Coil will emerge from Chapter 11 if and when the Plan receives the requisite stakeholder approval and is confirmed by the Bankruptcy Court.

        Other personal injury and property damage lawsuits remain outstanding (including claims made by Honeywell International, Inc. for contribution and indemnification by the Company and Met-Coil described below), and the Company or Met-Coil, as the case may be, intend to address the resolution of these cases as well as cases which may be brought in the future relating to the Lockformer site within the context of the Met-Coil bankruptcy case, through the submission of the Plan, including a channeling injunction, as expeditiously as possible. In the event that these other claims and potential claims cannot be dealt with in such a Plan in a manner acceptable to Met-Coil and the Company, then the Plan may not be approved, in which event the proposed settlements may not proceed.

        In addition, as part of the various environmental litigation relating to the Company and Met-Coil, Honeywell International, Inc. is seeking indemnification from the Company for losses, including defense and liability costs, allegedly incurred or to be incurred in connection with the lawsuits in which it has also been named as a party. Honeywell International has asserted claims currently estimated at approximately $4,500,000 in an action against the Company entitled Honeywell International, Inc. v. Mestek, Inc. and Formtek, Inc. Case No. 03-C-6823 (U.S.D.C., N.D. Ill.) (Darrah, J.) originally filed in the Circuit Court of Cook County, Illinois. The Company has removed the case to Illinois Federal District Court and is vigorously contesting this case.

        The Company has increased its Environmental Litigation and Remediation Reserve by $14,132,000 (to a total at September 30, 2003 of $31,471,000). The resolution described above, including any additional amounts required to facilitate acceptance of a Plan in the Met-Coil bankruptcy case to address matters outside the scope of the Letter Agreement, could require the expenditure of funds beyond these reserves, although some part of the resolution may be covered by insurance recoveries. Although the Company and Met-Coil have entered into the Letter Agreement and a Plan has been submitted, it is possible that no Plan will ultimately be approved and there can be no assurance that any of the matters described above will actually be resolved in the context of a Plan submitted by Met-Coil or in a manner acceptable to the Company or Met-Coil. Thus, as previously disclosed, the resolution of the claims relating to the Lockformer site could have a material adverse affect on the Company’s results of operations and financial position.

        A trial was concluded on July 11, 2003 as previously disclosed, in another action, Devane, et. al v. The Lockformer Company, 18th Judicial Circuit Court, DuPage County, IL (“Devane”)involving nine plaintiffs as owners of eight residential parcels of property south of the Lockformer facility (but not included in the Mejdrech class action or in the LeClercq Class Action), who alleged property damage and nuisance by reason of alleged TCE contamination of their properties and drinking water wells and who sought punitive damages in addition to compensatory damages. A jury verdict in favor of the plaintiffs was obtained in the amount of $2,368,500 of which the plaintiffs received compensatory awards totaling $368,500 against both Met-Coil and a co-defendant, Honeywell International, Inc., and a single sum of $2,000,000 of punitive damages was awarded against Met-Coil. Met-Coil has filed post-trial motions and intends to appeal certain aspects of the case, including the punitive damages award. The Devane litigation has been stayed as a result of the bankruptcy filing of Met-Coil described in more detail in Note 8 and the effect of the bankruptcy filing on the Devane plaintiffs is unclear at this time. Met-Coil has agreed to indemnify Honeywell International, Inc. for certain costs including compensatory damages and defense costs pursuant to a 1994 settlement reached regarding releases of TCE at the Lockformer facility. Mestek was dismissed on a procedural motion as a defendant in the Devane case. The consequences of the Devane trial are further discussed below.

        In five separate actions, in addition to the Schreiber Action discussed above, nine individual plaintiffs have filed suits against Mestek and Met-Coil (collectively, the “Defendants”) alleging in each case personal injury and/or fear of future illness (and, in one case, wrongful death) related to the release of TCE into drinking water and seeking punitive damages as well. In each of these cases, TCE concentrations in alleged sources of ingestion allegedly causing illness were to the best of management’s knowledge, either not detected at all (with respect to three plaintiffs) or detected in low concentrations below the maximum TCE contamination level specified by the United States Environmental Protection Agency (“EPA”). Also, in all of these cases, Defendants’ discussions with scientific experts (toxicologists and physicians) have lead Defendants to the conclusion that valid defenses as to whether Defendants caused the contamination, as well as a lack of causal connection between the TCE exposure, if any, and the alleged illnesses of plaintiffs can be presented. None of these lawsuits, described below, contain any “ad damnum” or specific damages demands in the complaints, other than to state that the amount in controversy exceeds the statutory requirement of $75,000 in the Federal court cases, and in those cases initially brought in state court, in excess of an Illinois statutory requirement of damages in excess of $50,000 to gain access to the jurisdiction of the Circuit Court of DuPage County.

        The Illinois Attorney General, in an action disclosed in previous filings and brought in the Circuit Court of DuPage County, Illinois, on behalf of the State of Illinois, the Illinois Environmental Protection Agency (“IEPA”) and other governmental agencies, is seeking to have Met-Coil pay for the cost of connecting approximately 175 households in the Mejdrech Class Action area (discussed above) to public water supplies, and pay for the State’s response and investigatory costs in this action and civil penalties. No specific monetary claim for damages or relief is made in the pleadings in this action. Met-Coil is in negotiations with the Illinois Attorney General on this matter. There is insufficient information available to management at this time to provide an opinion as to the outcome of these discussions. The Company has been providing bottled water to certain households still on wells in the Mejdrech class area.

        The Met-Coil bankruptcy Plan currently provides that Met-Coil will continue to fund on-site and specified off-site remediation, with the winning Plan sponsor guarantying performance of the remediation requirements of appropriate governmental agencies, up to a cap of $3,000,000.

        In light of the adverse experience with the compensatory and punitive damages awarded by the jury in the Devane case, management believes that if a Plan in the bankruptcy court satisfactory to the Company is not approved, a material loss in any of the above described pending cases could occur, notwithstanding scientific, medical, toxicological and appraisal evidence which management believes indicate that, with respect to the pending property damage cases, TCE from releases on the Lockformer facility has not migrated to, or had an impact on, the plaintiffs’ properties in these cases, and, with respect to the pending personal injury cases, TCE from releases on the Lockformer facility is unlikely to have caused any illness or health-related problems to these plaintiffs. Precise estimation of the amount of any such material loss is impossible, due to the complexity and uncertainty of the litigation and appellate proceedings. However, with respect to all of the above described pending cases, and such other litigation as has previously been disclosed in the Company’s December 31, 2002 Annual Report on Form 10-K in Part II, Item 1., Legal Proceedings, and in light of the term of the letter agreement pertaining to the Mejdrech class action and the Schreiber action discussed above management has determined that increasing the Company’s litigation reserve from $13,500,000 to $27,632,000 for currently pending proceedings is appropriate given all of the circumstances surrounding these proceedings, including the complexity of the technical, scientific, medical and toxicological aspects of the environmental cases, the unpredictability of punitive damage awards and the criteria upon which they are based and the uncertainty confronting many publicly traded corporate defendants in cases involving plaintiffs who have serious and unfortunate illness. Accordingly, the financial statements contained in this report reflect such accrual and reserve included in the caption “Liabilities Subject to Compromise”. This reserve has been established in accordance with the Financial Accounting Standards Board Statement No. 5 and Staff Accounting Bulletin No. 92.

        As additional information and expert opinions become available to management, it may either be able to revise its estimate of the range of exposure, with appropriate revision to reserves taken, or continue to believe that no such better estimate is possible at the time.

        In general, with respect to all of the above described pending cases, Mestek, to the extent that it is a defendant, and Met-Coil believe they have valid defenses to all of the pending claims and are contesting them vigorously. However, the results of litigation are inherently unpredictable as reflected by Met-Coil’s experience in the Devane case. Accordingly, it is possible, although the Company does not believe that it would be well founded, that if a plan in the Bankruptcy Court, satisfactory to the Company, is not approved, and the automatic stay of litigation is lifted, the plaintiffs in any of the above described pending actions could obtain a verdict of liability against Met-Coil, or against Mestek, assessing significant damages (including punitive damages) materially exceeding the Company’s litigation reserves, in which event such decisions, or settlements to avoid such decisions, could, individually or in the aggregate, materially adversely affect the financial position and results of operations of Met-Coil, and/or the financial position and results of operations of the Company.

        In addition, there can be no assurance that future claims for personal injury or property damage will not be asserted by other plaintiffs against Met-Coil and Mestek with respect to the Lockformer site and facility.

        Met-Coil has limited insurance coverage for defense costs and liability associated with these environmental actions. To date approximately 32% of Met-Coil’s total out-of-pocket costs associated with these litigations has been reimbursed by insurance carriers. This figure does not include any amounts relating to the compensatory or punitive damages awarded in the Devane case, which have not been paid as of the date of this filing and certain aspects of which are being appealed. Many of Met-Coil’s insurance carriers have negotiated a complete settlement with Met-Coil and are no longer liable for payment of either defense costs or indemnification expense. Consistent with EITF 93-5, the Company has treated insurance recoveries, whether of defense costs or in relation to indemnity obligations, on a cash basis except where settlements that are not subject to further litigation have been reached with insurance carriers as of quarter end or year end, in which cases receivables have been appropriately accrued. Accordingly, while Met-Coil expects substantial additional recoveries from its remaining insurers, each of whom it continues in negotiations with, no such recoveries have been anticipated in the accompanying financial statements.

Remediation -Lisle, Illinois:

        Met-Coil is continuing remediation of the Lockformer facility in Lisle, IL, pursuant to a Work Plan for the site (“on-site remediation”) approved by the EPA and is awaiting approval of the remedial standards to be achieved by such Work Plan from the IEPA. The IEPA has not agreed to any specific target level of remediation. As previously disclosed, the Company reserved as of December 31, 2002, $7,700,000 for on-site remediation costs in Lisle. The reserve remaining as of September 30, 2003 was $3,839,000 and is included in the accompanying financial statements in the heading Liabilities Subject to Compromise. In light of the remaining uncertainties surrounding the effectiveness of the available remediation technologies and the future potential changes in remedial objectives and standards, still further reserves may be needed in the future with respect to the on-site remediation of the Lisle facility. The complexity of aforementioned factors makes it impossible to further estimate any additional costs.

        Any additional costs of remediation off of the Lisle site (“off-site remediation”) are not determinable at this time and remain a contingency pending the resolution of the issue of whether Met-Coil has liability for TCE contamination beyond areas for which settlements have already been reached.

        In the nine-month period ended September 30, 2003, Met-Coil paid $3,861,000 for on-site remediation, $3,573,000 of which was funded by advances from Mestek under a $4,500,000 secured term loan facility for environmental remediation.

Note 8 — Subsidiary Bankruptcy

        As a result of the ongoing environmental litigation described more fully in Note 7, on August 26, 2003, Met-Coil Systems Corporation (“Met-Coil” or, the “Debtor”), a second-tier subsidiary of Mestek, Inc. (the “Company”) filed a voluntary petition for relief under Chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtor remains in possession of its assets and properties, and continues to operate its businesses and manage its properties as a “debtor-in-possession” pursuant to sections 1107(a) and 1108 of the Bankruptcy Code.

        Concurrently with the filing of the Chapter 11 petition, on August 26, 2003, the Debtor was granted a “stay” relative to a series of actions pending in the United States District Court of Illinois (“Illinois Actions”) against the Debtor, the Company, and the Debtor’s third-party indemnitee, Honeywell International, Inc. (“Honeywell”). The Illinois Actions have been described in previous filings in the Commitments and Contingencies Note, and in Note 7 to this report.

        The Bankruptcy Court has approved an $8,000,000 Debtor in Possession (DIP) revolving credit facility under which Mestek is providing post petition working capital funding to Met-Coil. This credit facility has a first priority lien on the assets of the Debtor, accrues interest at Prime plus 4%, and matures on December 26, 2003. The Company intends to extend the DIP facility upon maturity unless Met-Coil is able to identify a more attractive financing alternative.

        The Company has received a waiver letter from Fleet Bank (Fleet) whereby Fleet has agreed to waive, through April 30, 2004, any existing Defaults or Events of Default which may have occurred or currently exist under the Amended and Restated Revolving Loans and Foreign Exchange Facilities Agreement between the Company and Fleet dated July 15, 1997, as amended (the “Loan Agreement”) relating to Met-Coil’s filing of the petition under Chapter 11 of the United States Bankruptcy Code.

        The Debtor filed a Plan of Reorganization (the "Plan") with the Bankruptcy Court November 5, 2003. In connection with the Plan, the Debtor and Mestek continuing settlement negotiations with the various litigants described in Note 7, Commitments and Contingencies. The Company expects that the Plan, as finally confirmed, will settle all outstanding and potential future claims arising out of the environmental matters relating to the Debtors Lisle Illinois facility, as more fully described in Note 7.

        The Plan proposes to establish various classes of creditors and interests and contemplates the funding of a capital contribution into Met-Coil by the winning Plan sponsor in amounts sufficient to provide for various distributions to certain of the classes of creditors and interests. Met-Coil is undertaking to reach settlements with many of its environmental and other creditors in addition to those tentative and conditional settlements evidenced by a Letter Agreement more fully described in Note 7 above, so as to monetize as many otherwise un-liquidated claims as possible prior to seeking acceptance of the Plan. Subject to a review of the commitments that may be required as a result of these settlements and other distribution requirements to achieve confirmation of the Plan, the Company intends to be active in this process.

        As Met-Coil has retained control of its operations as a “debtor in possession” and as the Company expects that the Debtor will be successfully reorganized, the Company has not “deconsolidated” the operations of Met-Coil for accounting purposes. In accordance with generally accepted accounting principles and the related technical literature, the Debtor has established reserves related to the Met-Coil environmental litigation and environmental remediation matters, as more fully described in Note 7. In accordance with SOP 90-7, certain of Met-Coil’s pre-petition liabilities have been reclassified in the accompanying financial statements under the heading Liabilities Subject to Compromise. The liabilities included in this category are: Accounts Payable of $ 4.5 million, Accrued Expenses of $2.4 million, Environmental Litigation and Remediation reserves of $ 31.5 million, Commissions Payable of $ 59,000 and Customer Deposits of $ 2.1 million. Met-Coil recorded net additions to its environmental litigation and remediation reserves totaling $14,132,000 during the three-months ended September 30, 2003 bringing the total Environmental Litigation and Remediation Reserves to $31,471,000 as of September 30, 2003. The Company as a whole incurred $2,595,000 in legal costs in of which approximately $797,000 were incurred by Met-Coil directly) the three-months period ended September 30, 2003 relating to the administration of Met-Coil’s Bankruptcy which are reported in the accompanying financial statements as “Reorganization Items” under the heading Subsidiary Bankruptcy Professional Fees.

Following are condensed unaudited financial statement for Met-Coil Systems Corporation

MET-COIL SYSTEMS CORPORATION

DEBTOR-IN-POSSESSION

CONDENSED BALANCE SHEETS

(Unaudited)

Sept. 30, Dec. 31, 2003 2002 (Dollars in thousands) ASSETS Current Assets Cash $2,453 $ 56 Accounts Receivable 2,917 1,165 Inventories 8,657 8,993 Deferred Tax Asset 15,450 3,377 Other Current Assets 379 1,712 Total Current Assets 29,856 15,303 Property and Equipment - net 5,498 5,609 Other Assets and Deferred Charges 493 195 Total Assets $35,847 $21,107 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT) Current Liabilities Current Portion of Long-Term Debt $--- $5,500 Accounts Payable 446 1,322 Notes Payable - Affiliates 16,496 --- Customer Deposits 90 2,396 Liabilities Subject to Compromise 40,501 --- Environmental Litigation/Remediation Reserves --- 8,700 Other Accrued Liabilities 1,264 4,848 Total Current Liabilities 58,797 22,766 Other Liabilities 459 --- Total Liabilities 59,256 22,766 Shareholders' Equity (Deficit) Common Stock 45 45 Paid in Capital 33,518 33,518 Retained Earnings (56,414) (34,664) Other Comprehensive Loss (558) (558) Total Shareholders' Equity (Deficit) (23,409) (1,659) Total Liabilities and Shareholders' Equity (Deficit) $35,847 $ 21,107 The deferred tax asset included above reflects the fact that Met-Coil has historically been included in the Mestek consolidated federal income tax return and the Company believes it is more likely thank not athat it will be so included in the future and may not be indicative of the value assignable to this asset should Met-Coil no longer participate in a consolidated federal income tax filing with Mestek.

MET COIL SYSTEMS CORPORATION DEBTOR-IN-POSSESSION CONDENSED STATEMENTS OF OPERATIONS (Unaudited) Three Months Ended Nine Months Ended September 30, September 30, 2003 2002 2003 2002 (Dollars in thousands, except earnings per common share) Net Sales $8,851 $8,164 $26,458 $29,124 Cost of Goods Sold 6,632 6,283 18,606 22,599 Gross Profit 2,219 1,881 7,852 6,525 Selling General and Administrative Engineering Expense 2,305 2,381 6,985 7,389 Environmental Litigation/Remediation Charges 16,709 1,548 33,720 11,021 Operating Loss before Reorganization Items (16,795) (2,048) (32,853) (11,885) Bankruptcy Professional Fees 797 --- 797 --- Operating Loss (17,592) (2,048) (33,650) (11,885) Other Income (Expense) - net 11 (96) (173) (221) Loss Before Income Taxes and Cumulative Effect of a Change in Accounting Principle (17,581) (2,144) (33,823) (12,106) Income Taxes (Benefit) (6,268) (815) (12,073) (2,692) Loss Before Cumulative Effect of a Change in Accounting Principle (11,313) (1,329) (21,750) (9,414) Cumulative Effect of a Change in Accounting Principle: Gross Impairment (Expense) --- --- --- (22,329) Tax Benefit ---- ---- ---- 1,623 Net Impairment (Expense) --- ---- ---- (20,706) Net Loss $(11,313) $(1,329) $(21,750) (30,120)

MET-COIL SYSTEMS CORPORATION

DEBTOR-IN-POSSESSION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30, 2003 2002 (Dollars in thousands) Cash Flows from Operating Activities: Net Loss $(21,750) $(30,120) Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities: Cumulative Effect of Change in Accounting Principle --- 20,706 Depreciation and Amortization 384 490 Provision for Losses on Accounts Receivable (243) 175 Subsidiary Bankruptcy Professional Fees 797 --- Changes in Assets and Liabilities: Accounts Receivable (1,509) (793) Inventory 336 2,927 Accounts Payable (876) (336) Accrued Expenses/Other Liabilities (5,908) 651 Liabilities Subject to Compromise 40,501 --- Environmental Litigation/Remediation Reserves (8,700) 3,500 Other Assets (11,038) (2,810) Net Cash Used in Operating Activities before Reorganization Items (8,006) (5,610) Operating Cash Flows from Reorganization Items: Bankruptcy Professional Fees (797) --- Change in Accrued Expenses 477 --- Net Cash Used in Reorganization Items (320) --- Net Cash Used in Operating Activities (8,326) (5,610) Cash Flows from Investing Activities: Capital Expenditures (273) (43) Net Cash Used in Investing Activities (273) (43) Cash Flows from Financing Activities: Net Borrowings Under Revolving Credit Agreements 10,996 5,500 Net Cash Used In Financing Activities 10,996 5,500 Net Increase in Cash and Cash Equivalents 2,397 (153) Cash and Cash Equivalents - Beginning of Period 56 189 Cash and Cash Equivalents - End of Period $2,453 $ 36

Note 9 – Business Acquisitions

On August 29, 2003 the Company acquired 100% of the outstanding capital stock of Engel Industries, Inc., (Engel), a St Louis Missouri based manufacturer of metal forming equipment for the HVAC industry and other industrial forming users. The price paid for the stock was approximately $6.25 million, subject to net worth adjustments, and, based on the preliminary allocation of purchase price, included goodwill of approximately $4.4 million. Engel will be reflected in the Company’s Metal Forming Segment.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

        This report contains forward-looking statements, which are subject to inherent uncertainties. These uncertainties include, but are not limited to, variations in weather, changes in the regulatory environment, customer preferences, general economic conditions, and increased competition. All of these are difficult to predict, and many are beyond the ability of the Company to control.

        Certain statements in this Annual Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that are not historical facts but rather reflect the Company’s current expectations concerning future results and events. The words “believes”, “expects”, “intends”, “plans”, “anticipates”, “hopes”, “likely”, “will”, and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company (or entities in which the Company has interests), or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements.

        Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s view only as of the date of this Form 10-Q. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstance after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances.

Critical Accounting Policies

        Financial Reporting Release No. 60, released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The following is a brief discussion of the Company’s critical accounting policies.

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

        Our critical accounting policies are described in more detail as follows:

Revenue Recognition

        The company’s revenue recognition activities relate almost entirely to the manufacture and sale of heating, ventilating and air conditioning (HVAC) equipment and metal forming equipment. Under generally accepted accounting principles, revenues are considered to have been earned when the company has substantially accomplished what it must do to be entitled to the benefits represented by the revenues. With respect to sales of the Company’s HVAC or metal forming equipment, the following criteria represent preconditions to the recognition of revenue:

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

Investments

As discussed more fully in Note 6 to the Consolidated Financial Statements for 2002, the Company has certain investments in CareCentric, Inc. (CareCentric) which it has historically accounted for on the equity method. On March 29, 2002, the Company transferred certain voting rights to John E. Reed, its Chairman and CEO, in the context of a refinancing transaction under which both the Company and John E. Reed invested additional monies in CareCentric. As a result of the transfer of votes the Company determined that it no longer had “significant influence” relative to CareCentric, as defined in APB 18 and EITF 98-13, and, accordingly, adopted the cost method of accounting for its investments in CareCentric subsequent to that date.

Accounts Receivable

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on specific analysis of accounts in the receivable portfolio and historical write-off experience. While management believes the allowance to be adequate, if the financial condition of the Company’s customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required.

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

Inventory

The Company values its inventory at the lower of cost to purchase and/or manufacture the inventory, principally determined on the LIFO method, or the current estimated market value of the inventory. The Company periodically reviews inventory quantities on hand and records a provision for excess and/or obsolete inventory based primarily on its estimated forecast of product demand, as well as based on historical usage. A significant decrease in demand for the Company’s products or technological changes in the industries in which the Company operates could result in an increase of excess or obsolete inventory quantities on hand requiring adjustments to the value of the Company’s inventories.

Goodwill and Intangible Assets

Effective January 1, 2002, the Company adopted the provisions of FAS No. 142, “Goodwill and Other Intangible Assets”. This statement affects the Company’s treatment of goodwill and other intangible assets. The statement required that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within the statement’s criteria. Intangible assets with finite useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminable lives will cease.

        The Company completed the first step of the transitional goodwill impairment test during the six months ended June 30, 2002 based on the amount of goodwill as of the beginning of fiscal year 2002, as required by FAS No. 142. The Company performed a valuation to determine the fair value of each of the reporting units. Based on the results of the first step of the transitional goodwill impairment test, the Company determined that goodwill impairment existed as of January 1, 2002, in the Company’s Metal Forming segment, which the Company has determined constitutes a “reporting unit” under FAS 142. The Company completed undertaking the second step of the transitional goodwill impairment test and reported a charge for goodwill impairment as explained more fully in Note 1 to the accompanying Consolidated Financial Statements, net of a related tax benefit, of $29,334,000.

Warranty

The Company provides for the estimated cost of product warranties at the time revenue is recognized based upon estimated costs historical and industry experience, and anticipated in-warranty failure rates. While the Company engages in product quality programs and processes, the Company’s warranty obligation is affected by product failure rates, and repair or replacement costs incurred in correcting a product failure. Should actual product failure rates and repair or replacement costs differ from estimates based on historical experience, revisions to the estimated warranty liability may be required.

Accounting for Income Taxes

        The preparation of the Company’s Consolidated Financial Statements requires it to estimate its income taxes in each of the jurisdictions in which it operates, including those outside the United States which may be subject to certain risks that ordinarily would not be expected in the United States. The income tax accounting process involves estimating its actual current exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation and equity method gains and losses, for tax and accounting purposes. These differences result in the recognition of deferred tax assets and liabilities. The Company must then record a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Significant management judgment is required in determining its provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. In the event that actual results differ from these estimates or the company adjusts these estimates in future periods it may need to adjust its valuation allowance which could materially impact its financial position and results of operations.

Results of Operations

      Three months ended September 30, 2003 vs. September 30, 2002

        Total Revenues in the Company’s HVAC segment increased 1.7% during the third quarter of 2003 relative to the third quarter of 2002 despite expected disruptions in revenues related to the process of relocating the King National and Anemostat East franchises, as described in more detail in Note 6. The Company has consolidated its Bishopville, South Carolina based King National industrial heating products business into its Company’s Applied Air industrial products business in Dallas, Texas, and substantially completed the consolidation of its Scranton, Pennsylvania based Anemostat East air distribution products manufacturing operations into certain of the Company’s existing air distribution sales, engineering and manufacturing locations. Management believes the future overhead savings from these consolidated operations will allow the King National and Anemostat franchises to operate more competitively in furtherance of the Company’s plan to support and rebuild these established HVAC businesses. During the three months ended September 30, 2003, however, the HVAC segment incurred incremental expenses associated with these shutdown and relocation activities totaling $476,000 of which $149,000 represented costs eligible for “separate line treatment” under FAS 146, Accounting for Costs Associated With Exit or Disposal Activities, which are accounted for accordingly in the accompanying Financial Statements. Revenues from the Hydronics Product Group increased 7.4% during the third quarter of 2003 relative to the third quarter of 2002 from $32,682,000 to $35,116,000 driven by increased commercial and residential boiler sales and increased residential hydronic products sales. Revenues in the Air Distribution and Cooling Products Group were relatively flat overall as was the case in the Gas and Industrial Product Group despite increased sales of the Segment’s successful TracPipe® gas piping product.

        Operating profits for the HVAC segment for the three months ended September 30, 2003 were up 8.2% relative to the three months ended September 30, 2002 from $6.1 million to $6.6 million despite inclusion in the 2003 period of $476,000 in incremental costs associated with the King National and Anemostat East relocation, as described in more detail in Note 6. Management believes the improved operating results are traceable in part to the overhead savings from consolidated operations referred to above. The Company continues to focus its efforts on overhead reduction in all areas in order to adapt to present conditions in the HVAC industry.

        Total Revenues in the Company’s Metal Forming segment increased by 3.7% during the third quarter of 2003 relative to the third quarter of 2002, reflecting improved market penetration as a result of continuing efforts to integrate the complementary franchises in the segment and one month of the recently acquired Engel Industries, Inc. revenues. In addition, overall gross profit margins for the segment increased from 23.1% to 25.1%. A cyclical downturn in demand for many of the segment’s products, which are used in metal fabricating manufacturing operations, began in 2001, had been exacerbated by the events of September 11, 2001 and continued into 2003 resulting in a backlog that fell to a low of approximately $ 20 million. The current backlog at October 31, 2003 is approximately $26.6 million, including $3.7 million in the newly acquired Engel Industries. Sales to sheet metal contractors and automotive gasket producers are up more than 10%, while sales to contract metal stampers, office furniture producers and metal building companies remain very soft resulting in very competitive pricing. In September, the Hill Tool & Die operation broke ground on an 8,000 square foot expansion that will increase capacity in die maintenance activity and provide a lower cost alternative to die building. The segment has recently seen a pickup in bookings that suggests a positive trend. The Company believes that the mutually reinforcing franchises it has acquired under the Formtek name, including Cooper-Weymouth Peterson, Rowe, CoilMate/Dickerman, Yoder, Krasny-Kaplan, Mentor AGVS, Lockformer, Iowa Precision, Hill Engineering, B&K, and Dahlstrom, as well as the recently acquired Engel Industries, Inc. and the start-ups of two rebuilding operation, Formtek Metalforming Integration and Iowa Rebuilders, an electrical distributor, Axon Electric and a Beijing-based assembly facility, Formtek Machinery (Beijing),will allow it to maintain and expand its core competencies, positioning this segment very well for the next cyclical upturn in the machine tool industry. Notwithstanding the segment’s higher revenues and improved gross profit margins, operating loss for the segment for the quarter, excluding environmental litigation and remediation expenses of $ 16,709,000 and subsidiary bankruptcy professional fees of $ 2,595,000 in the quarter ended September 30, 2003 and $1,548,000 in environmental litigation and remediation expense in the quarter ended September 30, 2002 , increased from ($1,197,000) in the 2002 period to ($1,294,000) in the 2003 period reflecting spending on a number of product development and other forward looking initiatives described below. The foregoing operating loss figures, by virtue of the exclusion of the items mentioned, constitute “Non-GAAP Financial Measures” which management believes are useful to investors focused upon ascertaining ongoing operating earnings trends. This should not be construed as an alternative to “operating income (loss)” or “net income (loss)” (as determined in accordance with generally accepted accounting principles or "GAAP"), as an indicator of the Company’s operating performance, as an alternative to cash flows provided by operating activities (as determined by GAAP), or as a measure of liquidity. The foregoing operating loss figures excluding the anomalous items mentioned are presented solely as a supplemental disclosure because management believes they enhance the understanding of the financial performance of a company with substantial anomalous expense items.

        Management believes that the continuing effects of globalization on manufacturing costs present the Company with significant opportunities. The Company is pursuing in this regard, for all of its businesses, initiatives in Asia aimed at sourcing machined parts and components for use in its North American factories, and assembling discrete stand-alone equipment and sub-assemblies on a limited basis, with ultimate plans to sell select machinery in Asian markets and throughout the world. The Company expects to invest approximately $750,000 prior to the end of 2004 to provide infrastructure and support for these initiatives. Formtek’s wholly owned foreign enterprise, Formtek Machinery (Beijing) Co. Ltd, was registered in September and expects to begin assembly operations of roll forming and metal cutting equipment in a 3000 square meter facility in the Changping District of Beijing in the first quarter of 2004. Expenses of $ 179,000, primarily in the quarter ended September 30, 2003, have been incurred in relation to the “startup” phase of this activity.

        For the Company as a whole, Sales, General and Administrative, and Engineering costs, taken together as a percentage of Total Revenues, remained stable at 24.2% of sales in the three-months period ended September 30, 2003 compared to the three-month period ended September 30, 2002.

        Operating income for the third quarter of 2003 for the Company as a whole, excluding the aforementioned environmental litigation and remediation expenses and subsidiary bankruptcy professional fees totaling $19,304,000 in 2003 and $1,548,000 in 2002 and Plant Shutdown expenses of $149,000 in 2003 increased 11.1% from $4,806,000 in the third quarter of 2002 to $5,341,000 in the third quarter of 2003, reflecting the various factors mentioned above. The foregoing operating loss figures, by virtue of the exclusion of the items mentioned, constitute “Non-GAAP Financial Measures” which management believes are useful to investors focused upon ascertaining ongoing operating earnings trends. This should not be construed as an alternative to “operating income (loss)” or “net income (loss)” (as determined in accordance with generally accepted accounting principles), as an indicator of the Company’s operating performance, as an alternative to cash flows provided by operating activities (as determined by GAAP), or as a measure of liquidity. The foregoing operating loss figures excluding the anomalous items mentioned are presented solely as a supplemental disclosure because management believes they enhance the understanding of the financial performance of a company with substantial anomalous expense items.

        Income Tax Benefit, as a percentage of pretax loss, was 33.9% in the three months ended September 30, 2003 reflecting limitations in certain states on the utilization of tax losses which diminish the effective rate associated with the income tax benefits recorded in relation to tax losses. Income taxes as a percentage of pretax income for the three months ended September 30, 2002 were 43%.

        The Company’s total debt (long-term debt plus current portion of long-term debt) increased in the third quarter of 2003 from $13,818,000 at June 30, 2003 to $23,820,000 at September 30, 2003, reflecting principally the acquisition of Engel Industries Inc., as more fully explained in Note 9, which required cash of approximately $6.9 million (reflecting the purchase price plus payment of certain assumed liabilities). Seasonally increased working capital investments, particularly accounts receivable, accounted for the balance. Environmental Charges, as more fully explained in Note 7, included $14,132,000 in additional litigation reserves not requiring the utilization of cash during the quarter ended September 30, 2003. Subject to the matters described in Commitments & Contingencies below, management regards the Company’s current capital structure and banking relationships as fully adequate to meet foreseeable future needs. The Company has not paid dividends on its common stock since 1979. The Company remains relatively modestly leveraged with a debt to equity ratio of approximately 19.8% as of September 30, 2003.

      Nine months ended September 30, 2003 vs. September 30, 2002

        Total Revenues in the Company’s HVAC segment decreased 3% during the nine month period ended September 30, 2003 relative to the comparable period in 2002 due primarily to weakness in the segment’s King National industrial heating products business and its air distribution products businesses and the expected impact of the manufacturing consolidation which are explained in more detail in Note 6. During the nine-month period ended September 30, 2003 the Company completed the consolidation of its Bishopville, South Carolina based King National industrial heating products business into the Company’s Applied Air industrial products business in Dallas, Texas, and substantially completed the consolidation of its Scranton, Pennsylvania based Anemostat East air distribution products manufacturing operations into certain of the Company’s existing air distribution sales, engineering and manufacturing locations. Management believes the future overhead savings from these consolidated operations will allow the King National and Anemostat franchises to operate more competitively in furtherance of the Company’s plan to support and rebuild these established HVAC businesses. During the nine months ended September 30, 2003, however, the HVAC segment incurred incremental expenses associated with these shutdown and relocation activities totaling $1,514,000 of which $860,000 represented costs eligible for “separate line treatment” under FAS 146, Accounting for Costs Associated With Exit or Disposal Activities, which are accounted for accordingly in the accompanying Financial Statements. The Company continues to focus its efforts on overhead reduction in all areas in order to adapt to present conditions in the HVAC industry.

        As a result of the reduced revenues and the manufacturing and sales relocation activities undertaken in the nine-month period ended September 30, 2003, operating income for this segment, excluding $860,000 in Plant Shutdown expenses which are discussed in more detail in Note 6, was reduced from $14,152,000 in the nine-month period ended September 30, 2002 to $12,469,000 in the nine-month period ended September 30, 2003.

        Total Revenues in the Company’s Metal Forming segment increased by 4.5% during the nine-month ended September 30, 2003 relative to the comparable nine-month ended September 30, 2002, reflecting improved market penetration as a result of continuing efforts to integrate the complimentary franchises in the segment. A cyclical downturn in demand for many of the segment’s products, which are used in metal fabricating manufacturing operations, began in 2001, and had been exacerbated by the events of September 11, 2001. The Company believes that the mutually reinforcing franchises it has acquired under the Formtek name, including Cooper-Weymouth Peterson, Rowe, CoilMate/Dickerman, Yoder, Krasny-Kaplan, Mentor AGVS, Lockformer, Iowa Precision, Hill Engineering, B&K, and Dahlstrom, as well as the recent acquisition of Engel Industries, Inc. and the start-ups of two rebuilding operation, Formtek Metalforming Integration and Iowa Rebuilders, an electrical distributor, Axon Electric and a Beijing-based assembly facility, Formtek Machinery (Beijing),will allow it to maintain and expand its core competencies, positioning this segment very well for the next cyclical upturn in the machine tool industry. Operating (loss) for the segment for the nine-months ended September 30, 2003, excluding environmental litigation and remediation expenses of $33,947,000 and subsidiary bankruptcy professional fees of $2,595,000 in the 2003 period and comparable environmental litigation and remediation charges of $11,021,000 in the 2002 period, related to a matter discussed in more detail below in Commitments and Contingencies, improved from a (loss) of ($2,769,000) in the nine-month period ended September 30, 2002 to a (loss) of ($1,392,000) in the nine-month period ended September 30, 2003, reflecting increased revenues and the effect of the segment’s ongoing efforts to rationalize overhead at all levels in the face of the cyclical downturn in the demand for machine tools. The foregoing operating loss figures, by virtue of the exclusion of the items mentioned, constitute “Non-GAAP Financial Measures” which management believes are useful to investors focused upon ascertaining ongoing operating earnings trends. This should not be construed as an alternative to “operating income (loss)” or “net income (loss)” (as determined in accordance with generally accepted accounting principles), as an indicator of the Company’s operating performance, as an alternative to cash flows provided by operating activities (as determined by GAAP), or as a measure of liquidity. The foregoing operating loss figures excluding the anomalous items mentioned are presented solely as a supplemental disclosure because management believes they enhance the understanding of the financial performance of a company with substantial anomalous expense items.

        The loss in the nine-month period ended September 30, 2003 for the Metal Forming segment also accounts for expenses associated with the following strategic initiatives under the business plan intended to better serve customers and build business for the next capital goods upturn:

a)

the opening of a sales/marketing office in Itasca, Illinois, responsible for coordinating Formtek marketing (advertising and trade shows, market management for selected markets, common sales tools, customer relationship management, website management and financing tools), international sales and marketing, and product development, a net spending of $1,242,000 through September 30, 2003.

b)

The establishment of Iowa Rebuilders, Inc. (IRI) to take trade-ins of IPI equipment to facilitate sales of new IPI equipment and to refurbish and re-build Rowe cut-to-length lines, all IPI equipment and certain competitive equipment, a net operating profit of $14,000 through September 30, 2003.

c)

The establishment of Formtek Metalforming Integration, Inc. (FMI) to buy, sell, repair, refurbish and factory re-build forming, fabricating and coiled metal processing equipment not handled by IRI focusing on Formtek brands, to manage the operational needs of Axon Electric (the company’s electrical distribution and electrical panel-building operation) and to provide an additional factory floor for the integration of metal forming systems utilizing multiple Formtek brands, a net loss of $182,000 through September 30, 2003.

        Management believes that the continuing effects of globalization on manufacturing costs present the Company with significant opportunities. The Company is pursuing in this regard, for all of its businesses, initiatives in Asia aimed at sourcing component parts for use in its North American factories, and assembling subcomponents on a limited basis, with ultimate plans to manufacture and sell products in Asian markets and throughout the world. The Company expects to invest approximately $750,000 prior to the end of 2004 to provide infrastructure and support for these initiatives. Operating income in the nine-month period ended September 30, 2003 included $383,000 in expenses related to these plans.

        For the Company as a whole, Sales, General and Administrative, and Engineering costs, taken together as a percentage of Total Revenues, increased from 24.9% to 25.1% reflecting the effect of reduced revenues and some additional legal and accounting expense relating to Compliance with the recently enacted Sarbanes-Oxley Act.

        Operating income for the nine-month period ended September 30, 2003 and 2002 for the Company as a whole, excluding the aforementioned environmental litigation and remediation expenses of $33,947,000, subsidiary bankruptcy professional fees of $2,595,000, and Plant Shutdown expenses of $860,000 in 2003 and comparable environmental litigation and remediation expenses of $11,021,000 in 2002, was reduced from $11,000,000 in the 2002 period to $10,585,000 in the 2003 period. The foregoing operating loss figures, by virtue of the exclusion of the items mentioned, constitute “Non-GAAP Financial Measures” which management believes are useful to investors focused upon ascertaining ongoing operating earnings trends. This should not be construed as an alternative to “operating income (loss)” or “net income (loss)” (as determined in accordance with generally accepted accounting principles), as an indicator of the Company’s operating performance, as an alternative to cash flows provided by operating activities (as determined by GAAP), or as a measure of liquidity. The foregoing operating loss figures excluding the anomalous items mentioned are presented solely as a supplemental disclosure because management believes they enhance the understanding of the financial performance of a company with substantial anomalous expense items.

        Income Tax (Benefit), as a percentage of pretax income (loss), was 33.9% in the nine-month period ended September 30, 2003 reflecting the effect of minimum taxes in certain states which diminish the effective rate associated with the income tax benefit recorded in relation to tax losses. Income Tax Expense for the nine-months ended September 30, 2002 reflected a net expense rather than a tax benefit for the same reason.

        The Company’s total debt (long-term debt plus current portion of long-term debt) increased in the nine-month period ended September 30 of 2003 from $11,666,000 at December 31, 2002 to $23,820,000, at September 30, 2003 reflecting principally the effect of net reductions in Accrued Compensation and Other liabilities, the acquisition of Engel Industries, Inc. as more fully explained in Note 9, and seasonally increased working capital investments, particularly in accounts receivable at September 30, 2003. Environmental Charges, as more fully explained in Note 7, included $22,771,000 in additional litigation reserves not requiring cash in the nine-month ended September 30, 2003. Subject to the matters described in Commitments & Contingencies below, management regards the Company’s current capital structure and banking relationships as fully adequate to meet foreseeable future needs. The Company has not paid dividends on its common stock since 1979. The Company remains relatively modestly leveraged with a debt to equity ratio of approximately 19% as of September 30, 2003.

Commitments & Contingencies

        As previously disclosed, the Company is obligated as a guarantor with respect to certain debt of CareCentric, Inc. (formerly Simione Central Holdings, Inc.) to its primary commercial bank, Wainwright Bank & Trust Company, in the amount of $6 million which amount was accrued as of December 31, 2001. CareCentric, Inc. was “taken private” on September 4, 2003 and is no longer a publicly traded company. The Company’s investments in CareCentric, Inc. were not materially effected by this transaction. For more detail see Note 7 to the Condensed Consolidated Financial Statements set forth above in this Quarterly Report on Form 10-Q.

        The Company has been named in 60 outstanding asbestos-related products lawsuits, an increase of approximately 5 cases since the Company’s June 30, 2003 Quarterly Report on Form 10-Q. For more detail see Note 7 to the Condensed Consolidated Financial Statements set forth above in this Quarterly Report on Form 10-Q.

        The Company is subject to numerous laws and regulations that govern the discharge and disposal of materials into the environment. Except as described below, the Company is not aware, at present, of any material administrative or judicial proceedings against the Company arising under any federal, state or local environmental protection laws or regulations (“Environmental Laws”).

Claims Alleging Releases of Hazardous Materials

        As also disclosed in previous filings, the Lockformer Company (“Lockformer”), a division of the Company’s second tier subsidiary, Met-Coil Systems Corporation (“Met-Coil”), and the Company directly (under various legal theories) are defendants in various actions relating to the release and presence of trichloroethylene (TCE) contamination on and in the vicinity of Lockformer’s manufacturing facility in Lisle, Illinois. On August 26, 2003, Met-Coil filed a voluntary petition for relief under Chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) (Case No. 03-12676-MFW). Met-Coil remains in possession of its assets and properties, and continues to operate its businesses and manage its properties as a “debtor-in-possession” pursuant to sections 1107(a) and 1108 of the Bankruptcy Code.

        Concurrently with the filing of the Chapter 11 petition, on August 26, 2003, Met-Coil filed an adversary proceeding seeking to stay a series of actions pending in the United States District Court of Illinois (“Illinois Actions”) against Met-Coil, the Company, and the Met-Coil’s third-party indemnitee, Honeywell International, Inc. (“Honeywell”). The Illinois Actions have been described in previous filings, most recently in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

        On November 5, 2003 the Company and Met-Coil jointly submitted a Plan of Reorganization of Met-Coil in the Bankruptcy Court (the “Plan”).

        The Plan proposes to establish various classes of creditors and interests and contemplates the funding of a capital contribution into Met-Coil by the winning Plan sponsor in amounts sufficient to provide for various distributions to certain of the classes of creditors and interests. Met-Coil is undertaking to reach settlements with many of its environmental and other creditors in addition to those tentative and conditional settlements evidenced by a Letter Agreement more fully described in Note 7 to the Condensed Consolidated Financial Statements set forth above in this Quarterly Report on Form 10-Q, so as to monetize as many otherwise un-liquidated claims as possible prior to seeking acceptance of the Plan. Subject to a review of the commitments that may be required as a result of these settlements and other distribution requirements to achieve confirmation of the Plan, the Company intends to be active in this process.

        The Plan currently provides that Met-Coil will continue to fund on-site and specified off-site remediation, with the winning Plan sponsor guarantying performance of the remediation requirements of appropriate governmental agencies, up to a cap of $3,000,000. The Plan contemplates the issuance of a “channeling injunction”, whereby all claims, both, present and future, relating to personal injury or property damage allegedly from TCE contamination of soils, air or groundwater would be “channeled” to a trust fund to be established for such claims.

        The Plan as filed on November 5, 2003 is attached to this Quarterly Report on Form 10 Q as Exhibit 2.1.

        It is expected that a Disclosure Statement, the next step in the Plan approval process, will be distributed and comments received before the end of this fiscal year. It is the intention of Met-Coil to seek approval of the Plan, which is subject to amendment at the discretion of the Company and based on comments received pursuant to the Disclosure Statement dissemination, in the first quarter of 2004.

        Bankruptcy law does not permit solicitation of acceptances of the Plan until the Bankruptcy Court approves the applicable Disclosure Statement relating to the Plan as providing adequate information of a kind, and in sufficient detail, as far as is reasonably practicable in light of the nature and history of the debtor and the condition of the debtor’s books and records, that would enable a hypothetical reasonable investor typical of the holder of claims or interests of the relevant class to make an informed judgment about the Plan. Accordingly, the disclosure contained in this Quarterly Report on Form 10-Q is not intended to be, nor should it be construed as, a solicitation for a vote on the Plan. Met-Coil will emerge from Chapter 11 if and when the Plan receives the requisite stakeholder approval and is confirmed by the Bankruptcy Court.

        Certain claims are the subject of a letter agreement proposing settlement of many of the claims presently made against the Company and Met-Coil. For more detail see Note 7 to the Condensed Consolidated Financial Statements set forth above in this Quarterly Report on Form 10-Q.

        Other personal injury and property damage lawsuits remain outstanding (including, without limitations claims made by Honeywell International, Inc. for contribution and indemnification by the Company and Met-Coil and off-site remediation claims made by the Attorney General of the State of Illinois) all as more fully described in Note 7 to the Condensed Consolidated Financial Statements set forth above in this Quarterly Report on Form 10-Q.

        The Company has increased its Environmental Litigation and Remediation Reserve by $14,132,000 (to a total at September 30, 2003 of $31,471,000). Accordingly, the financial statements contained in this report reflect such accrual and reserve included in the caption “Liabilities Subject to Compromise”. This reserve has been established in accordance with Financial Accounting Standard Board Statement No. 5 and Staff Accounting Bulletin No.92. However, while these reserves represent management’s best estimate of these liabilities, there is no assurance that these reserves will be adequate, and as previously disclosed, the resolution of the claims relating to the Lockformer site could have a material adverse affect on the Company’s results of operations and financial position.

        As additional information and expert opinions become available to management, it may either be able to revise its estimate of the range of exposure, with appropriate revision to reserves taken, or continue to believe that no such better estimate is possible at the time.

        Met-Coil is pursuing insurance coverage for defense costs and liability associated with these environmental actions and expects to recover some significant portion of its expenses and liabilities. To date approximately 32% of Met-Coil’s total out-of-pocket costs associated with these litigations has been reimbursed by insurance carriers. For more detail see Note 7 to the Condensed Consolidated Financial Statements set forth above in this Quarterly Report on Form 10-Q.

Remediation -Lisle, Illinois:

        Met-Coil is continuing remediation of the Lockformer facility in Lisle, IL, pursuant to a Work Plan for the site (“on-site remediation”) approved by the EPA and is awaiting approval of the remedial standards to be achieved by such Work Plan from the IEPA. In the nine-month period ended September 30, 2003, Met-Coil incurred cost of $3,861,000 for on-site remediation, $3,573,000 of which was funded by advances from Mestek under a $4,500,000 secured term loan facility for environmental remediation prior to Met-Coil's Chapter 11 protection on August 26, 2003. For more detail see Note 7 to the Condensed Consolidated Financial Statements set forth above in this Quarterly Report on Form 10-Q.

Item 3. — Quantitative and Qualitative Information about Market Risks

        The Company’s operations are sensitive to a number of market factors, any one of which could materially adversely affect its results of operations in any given year:

        Construction activity—the Company’s largest segment, its Heating, Ventilating, and Air Conditioning (HVAC) segment, is directly affected and its other segment, Metal Forming, is indirectly affected by commercial construction projects and residential housing starts. Relatively lower interest rates in 2002, and 2003 to date, and strong residential and institutional activity helped prevent what might otherwise have been a more pronounced recessionary effect. Significant increases in interest rates, state and municipal budgetary constraints or reductions in construction activity generally in future periods, however, could be expected to adversely affect the Company’s revenues, possibly materially.

        Manufacturing Activity— The Company’s Metal Forming segment, as a manufacturer of capital goods used in other manufacturing processes, is subject to significant cyclicality. The Company’s Metal Forming segment provides equipment used to hold, uncoil, straighten, form, bend, cut and otherwise handle metal used in manufacturing operations; all activities likely to be adversely effected in recessionary periods. The level of manufacturing activity in the automotive, steel processing, metal furniture, sheet metal fabrication, metal building and stamping industries, is particularly relevant to this segment since its products are typically purchased to upgrade or expand existing equipment or facilities. Expectations of future business activity are also particularly relevant. Activity in this segment was significantly affected by events of September 11, 2001 and the downturn in capital spending thereafter, especially in the manufacturing sector. Recent indications point to a leveling or light up tick in capital expenditures though the machine tool industry appears to be lagging behind the capital goods market as a whole.

        Credit Availability—Although interest rates trended lower in 2002, and 2003 to date, reflecting the Federal Reserve’s monetary policy during this period, credit availability has, reportedly, somewhat tightened for marginal business borrowers. As the Company’s customer base includes many small to medium sized business, a further credit tightening through the commercial banking system could be expected, at some point, to adversely effect the Company’s sales, as was the case in the “credit crunch” of 1990-1991. The Company is exploring arrangements whereby its Metal Forming customers may be able to utilize lease financing arranged by the Company for the purchase of certain capital equipment.

        Technological changes—Although the HVAC industry has historically been impacted by technology changes in a relatively incremental manner, it cannot be discounted that radical changes—such as might be suggested by fuel cell technology, burner technology and/or other developing technologies—could materially adversely effect the Company’s results of operations and/or financial position in the future.

        Environmental Laws Affecting Operations and Product Design—The Company’s operations and its HVAC products that involve combustion as currently designed and applied entail the risk of future noncompliance with the evolving landscape of Environmental Laws. The cost of complying with the various Environmental Laws is likely to increase over time, and there can be no assurance that the cost of compliance, including changes to manufacturing processes and design changes to current HVAC product offerings that involve the creation of carbon dioxide or other currently unregulated compounds emitted in atmospheric combustion, will not over the long-term and in the future have a material adverse effect on the Company’s results of operations.

        Weather Conditions—The Company’s core HVAC segment manufactures heating, ventilating and air conditioning equipment with heating products representing the bulk of the segment’s revenues. As such, the demand for its products depends upon colder weather and benefits from extreme cold. Severe climatic changes, such as those suggested by the “global warming” phenomenon, could over time adversely effect the Company’s results of operation and financial position.

        Globalization – The continuing relocation of manufacturing activity to relatively lower wage countries may over time adversely affect the Company’s Metal Forming segment, which makes equipment used in manufacturing operations, and which has well established distribution systems in the United States but less well developed distributions systems in other countries. The Company’s HVAC and Metal Forming segments are also subject to ongoing competitive pressures in the domestic marketplace from manufacturers of HVAC and Metal Forming equipment in such lower wage countries. The Company is fully cognizant in this regard of the need to expand its worldwide distribution and manufacturing capabilities. All such activity is subject to global conflicts, disruptions in shipping and trade policies and tariffs.

        Purchasing Practices—It has been the Company’s policy in recent years for high value commodities to aggregate volumes with a sole source to achieve maximum cost reductions while maintaining quality and service. This policy has been effective in reducing costs but has introduced additional risk which could potentially result in short-term supply disruptions or cost increases from time to time in the future.

        Supply Disruptions—The Company uses a wide variety of materials in the manufacture of its products, such as copper, aluminum and steel, as well as electrical and mechanical components, controls, motors and other products. Management believes at present that it has adequate sources of supply for its raw materials and components (subject to the “sole source” risks described above under Purchasing Practices) and has not had significant difficulty in obtaining the raw materials, component parts or finished goods from its suppliers. No industry segment of the Company is dependent on a single supplier, the loss of which would have a material adverse effect on its business.

        Commodity Risks—The purchase raw material commodities and is at risk for fluctuations in the market price of those commodities. In connection with the purchase of major commodities, principally copper and aluminum for manufacturing requirements, The Company enters into commodity forward agreements to effectively hedge the cost of the commodity. This forward approach is done for a portion of the Company’s requirements, while the balance of the transactions required for these two commodities are conducted in the cash market. The forward agreements require the Company to accept delivery of the commodity in the quantities committed, at the agreed upon forward price, and within the timeframe specified. The cash market transactions are executed at the Company’s discretion and at current market prices. In addition to the raw material cost strategy described above, the Company enters into fixed pricing agreements for the fabrication charges necessary to convert these commodities into useable product

        Interest Rate Sensitivity—The Company’s borrowings are largely Libor or Prime Rate based. The Company believes that a 100 basis-point increase in its cost of funds would not have a material affect on the Company’s financial statements taken as a whole.

Item 4 – Controls and Procedures

Under SEC Rule 13a-15(e), “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that it files with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files with the SEC is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

The Company established a Disclosure Committee comprised of its Chief Legal Officer, Chief Operating Officer and Chief Financial Officer. The Disclosure Committee on a quarterly basis reviews written sub-attestations obtained from key financial and operating personnel, consults with outside technical advisers as needed, and meets with the Company’s CEO, among other steps.

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

Based on their evaluation, as of the end of the period covered by this Form 10-Q, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance of achieving the purposes described in Rule 13a-15(e).

In connection with the evaluation described above, we identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2003, and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1 – Legal Proceedings

        There have been no material changes in the matters previously identified under Item 2, Legal Proceedings in the Company’s Form 10-K for 2002 except as follows. See Part I to this Form 10 Q, Management’s Discussion and Analysis, and Note 7 to these Condensed Consolidated Financial Statements for a discussion of material contingencies.

Item 6 — Exhibits and Reports on Form 8-K

(a)	Exhibit 2.1 Met-Coil Proposed Plan of Reorganization

(b)	Exhibit 11.1 Statement of Computation of Per Share Earnings

(c)	Exhibit 31.1 Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer

(d)	Exhibit 31.2 Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer

(e)	Exhibit 32.1 18 U.S.C. Section 1350 Certification of Chief Executive Officer

(f)	Exhibit 32.2 18 U.S.C. Section 1350 Certification of Chief Financial Officer

(g)

On July 14, 2003 the Company filed a Report on Form 8-K relating to jury verdicts reached on Friday, July 11, 2003 in connection with the matters collectively referred to as Devane, et al. v. The Lockformer Company, et al. – Case No. 01 L 377 in the 18th Judicial Circuit Court in DuPage County, Illinois, as described in Note 7 of the accompanying Financial Statements in Part I, Item 1 of this Report.

(h)

On August 26, 2003 the Company filed a Report on Form 8-K relating to Met-Coil Systems corporation, a second tier subsidiary of the Company filed a voluntary petition for relief under Chapter 11 of title 11 of the United states Code in the United States Bankruptcy Court for the District of Delaware – Case No. 03-12676-MFW

(i)

On August 29, 2003 the Company filed a Report on Form 8-K relating to the Company and its second tier subsidiary, Met-Coil Systems Corporation entered into a Letter Agreement related to the settlement of the class action property damages lawsuit entitled Mejdrech, et al. v. The Lockformer Company, et al — Case No. 01C-6107 (U.S.D.C. for N.D. Ill.) and the lawsuit entitled Schreiber v. The Lockformer Company, et al. – Case No. 02C-6097 (U.S.D.C. for N.D. Ill.).

Exhibit 11.1

MESTEK, INC.

SCHEDULE OF COMPUTATION OF EARNINGS PER COMMON SHARE

Three Months Ended Nine Months Ended September 30, September 30, 2003 2002 * 2003 2002 * (Dollars in thousands, except earnings per common share) Income (Loss) from Continuing Operations Before Cumulative Effect of a Change in Accounting Principle:(9,472) 1,884 (18,139) (1,096) Net Impairment (Expense) --- --- --- (29,334) Net Income (Loss) $(9,472) $1,884 $(18,139) $(30,430) Basic Earnings (Loss) Per Common Share: Loss Before Cumulative Effect of a Change in Accounting Principle $(1.09) $ 0.22 $(2.08) $(0.13) Cumulative Effect Of a Change In Accounting Principle --- --- --- (3.36) Net Income (Loss) $(1.09) $ 0.22 $(2.08) $(3.49) Basic Weighted Average Shares Outstanding 8,722 8,722 8,722 8,722 Diluted Earnings (Loss) Per Common Share: Loss Before Cumulative Effect of a Change in Accounting Principle $(1.09) $ 0.22 $(2.08) $(0.13) Cumulative Effect Of a Change In Accounting Principle --- --- --- (3.36) Net Income (Loss) $(1.09) $ 0.22 $(2.08) $(3.49) Diluted Weighted Average Shares Outstanding 8,722 8,745 8,722 8,722

* (as restated – See Note 6)

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESTEK, INC. (Registrant) Date: November __, 2003 /S/ Stephen M. Shea Stephen M. Shea Senior Vice President - Finance (Chief Financial Officer)