Form 10-Q/A
period 2003-09-30
MESTEK INC
filed 2003-11-18
CIK 65195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

INDEX

Page No

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
Condensed consolidated balance sheets at September 30, 2003 (unaudited)
and December 31, 2002 (audited)	3-4

Condensed consolidated statements of operations for the three months ended September 30, 2003 and 2002 and the nine months ended
September 30, 2003 and 2002 (unaudited)	5

Condensed consolidated statements of cash flows for the nine
months ended September 30, 2003 and 2002 (unaudited)	6

Condensed consolidated statement of changes in shareholders' equity for the period from January 1, 2002 (audited) through
September 30, 2003 (unaudited)	7

Notes to the condensed consolidated financial statements (unaudited)	8-23

Item 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations	24-34

Item 3 - Quantitative and Qualitative Disclosures	35-37

Item 4 - Controls and Procedures	37

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	38

Item 5 - Other Information	38

Item 6 - Exhibits and Reports on Form 8-K	38

SIGNATURE	39

In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

MESTEK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	Sept. 30, 2003	Dec. 31, 2002
	(Dollars in thousands)
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$5,227	$2,675
Accounts Receivable - less allowances of
$3,831 and $3,230 respectively	60,915	53,503
Inventories	58,596	60,587
Deferred Tax Asset	17,600	6,087
Other Current Assets	4,055	5,285

Total Current Assets	146,393	128,137

Property and Equipment - net	55,183	56,605
Property Held For Sale	2,413	---
Other Assets and Deferred Charges - net	8,259	9,487
Excess of Cost over Net Assets of Acquired Companies	30,671	26,072

Total Assets	$242,919	$220,301

See the Notes to Condensed Consolidated Financial Statements
(Continued on next page)

MESTEK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Unaudited)

	Sept. 30, 2003	Dec. 31, 2002
	(Dollars in thousands)
	(Unaudited)	(Audited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Current Portion of Long-Term Debt	$19,247	$6,775
Accounts Payable	15,389	16,643
Accrued Compensation	6,049	8,614
Accrued Commissions	2,754	2,011
Reserves for Equity Investment Losses	6,000	6,000
Customer Deposits	4,786	6,763
Accrued Employee Benefits	9,195	8,456
Environmental Litigation/Remediation Reserves	---	8,700
Liabilities Subject to Compromise	40,501	---
Other Accrued Liabilities	12,024	12,034

Total Current Liabilities	115,945	75,996

Long-Term Debt	4,573	4,891
Other Liabilities	729	603

Total Liabilities	121,247	81,490

Minority Interests	1,133	1,097

Shareholders' Equity
Common Stock - no par, stated value $0.05
per share, 9,610,135 shares issued	479	479
Paid in Capital	15,434	15,434
Retained Earnings	115,657	133,796
Treasury Shares, at cost (888,532 common shares)	(10,101)	(10,101)
Other Comprehensive Loss	(930)	(1,894)
Total Shareholders' Equity	120,539	137,714

Total Liabilities and Shareholders' Equity	$242,919	$220,301

See the Notes to Condensed Consolidated Financial Statements.

MESTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands, except earnings per common share)
Net Sales	$97,259	$95,305	$270,373	$274,996

Cost of Goods Sold	68,404	67,427	191,965	195,546

Gross Profit	28,855	27,878	78,408	79,450

Selling Expense	13,180	13,361	38,834	40,145
General and Administrative Expense	6,370	5,688	17,482	16,858
Engineering Expense	3,964	4,023	11,507	11,447
Plant Shutdown Expense	149	---	860	---
Environmental Litigation/Remediation Charges	16,709	1,548	33,947	11,021

Operating Profit (Loss) before Reorganization Items	(11,517)	3,258	(24,222)	(21)

Subsidiary Bankruptcy Professional Fees	2,595	---	2,595	---

Operating Profit (Loss)	(14,112)	3,258	(26,817)	(21)

Interest Income (Expense) - net	(203)	69	(470)	(425)
Other Income (Expense) - net	(11)	(1)	(170)	(399)

Income (loss) Before Income Taxes and Cumulative
Effect of a Change in Accounting Principle	(14,326)	3,326	(27,457)	(845)

Income Taxes (Benefit)	(4,854)	1,442	(9,318)	251

Income (Loss) Before Cumulative
Effect of a Change in Accounting Principle	(9,472)	1,884	(18,139)	(1,096)

Cumulative Effect of a Change in Accounting Principle:
Gross Impairment (Expense)	---	---	---	(31,633)
Tax Benefit	---	---	---	2,299
Net Impairment (Expense)	---	---	---	(29,334)

Net Income (Loss)	$(9,472)	$1,884	$(18,139)	$(30,430)

Basic Earnings (Loss) Per Common Share:
Earnings (Loss) Before Cumulative Effect
of a Change in Accounting Principle	$(1.09)	$0.22	$(2.08)	$(0.13)
Cumulative Effect Of a
Change In Accounting Principle	---	---	---	(3.36)
Net Income (Loss)	$(1.09)	$0.22	$(2.08)	$(3.49)

Basic Weighted Average Shares Outstanding	8,722	8,722	8,722	8,722

Diluted Earnings (Loss) Per Common Share:
Earnings (Loss) Before Cumulative Effect
of a Change in Accounting Principle	$(1.09)	$0.22	$(2.08)	$(0.13)
Cumulative Effect Of a
Change In Accounting Principle	---	---	---	(3.36)
Net Income (Loss)	$(1.09)	$0.22	$(2.08)	$(3.49)

Diluted Weighted Average Shares Outstanding	8,722	8,745	8,722	8,722

See the Notes to Condensed Consolidated Financial Statements.

MESTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net (Loss) Income	$(18,139)	$(30,430)
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Cumulative Effect of Change in Accounting Principles	---	29,334
Depreciation and Amortization	6,396	7,818
Provision for Losses on Accounts Receivable	471	871
Subsidiary Bankruptcy Professional Fees	2,595	---
Changes in Assets and Liabilities:
Accounts Receivable	(7,607)	1,399
Inventory	3,511	6,970
Accounts Payable	(1,813)	(2,143)
Accrued Expenses/Other Liabilities	(5,793)	1,707
Liabilities Subject to Compromise	40,501	---
Environmental Litigation/Remediation Reserves	(8,700)	2,385
Other Assets	(8,873)	(6,231)
Net Cash Provided by Operating Activities before Reorganization Items	2,549	11,680

Operating Cash Flows from Reorganization Items:
Subsidiary Bankruptcy Professional Fees	(2,595)	---
Change in Accrued Expenses	1,947	---
Net Cash Used by Reorganization Items	(648)	---
Net Cash Provided by Operating Activities	1,901	11,680

Cash Flows from Investing Activities:
Capital Expenditures	(5,582)	(5,388)
Acquisition of Business	(6,921)	---
Net Cash (Used in) Provided by Investing Activities	(12,503)	(5,388)

Cash Flows from Financing Activities:
Net Borrowings (Payments)
Under Revolving Credit Agreements	12,439	(4,059)
Principal Payments Under
Long-Term Debt Obligations	(285)	(672)
Increase in Minority Interests	36	11

Net Cash Used In Financing Activities	12,190	(4,720)
Translation Effect on Cash	964	76

Net Increase in Cash and Cash Equivalents	2,552	1,648
Cash and Cash Equivalents - Beginning of Period	2,675	2,315

Cash and Cash Equivalents - End of Period	$5,227	$3,963

See the Notes to Condensed Consolidated Financial Statements.

MESTEK, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

For the period January 1, 2002 through September 30, 2003

	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Shares	Other Comprehensive Income	Total
Balance - January 1, 2002 (audited)	$479	$15,434	$164,201	($ 10,101)	($ 1,390)	$168,623
Net Loss	--	--	(30,405)	--	--	(30,405)
Additional Minimum Liability--
Defined Benefit Plan - Net of Tax	--	--	--	--	(559)	(559)
Cumulative Translation Adjustment	--	--	--	--	55	55
Balance - December 31, 2002	$479	$15,434	$133,796	($ 10,101)	($ 1,894)	$137,714

Cumulative Translation Adjustment	--	--	--	--	964	964
Net Loss	--	--	(18,139)	--	--	(18,139)
Balance - September 30, 2003	$479	$15,434	$115,657	($ 10,101)	($ 930)	$120,539

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

        Had the fair value method of accounting been applied to the Company’s stock option plan, with compensation cost for the Plan determined on the basis of the fair value of the options at the grant date, the Company’s net income and earnings per share would have been as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(In thousands, except earnings per common share)
Net income (loss) - as reported	$(9,472)	$1,884	$(18,139)	$(30,430)
Compensation expense	18	34	54	102
Net income (loss)- pro forma	$(9,490)	$1,850	$(18,193)	$(30,532)
Basic and diluted income (loss) per share - as reported	(1.09)	$0.22	$(2.08)	$(3.49)
Compensation expense	--	--	(0.01)	(0.01)
Basic and diluted income (loss) per share - pro-forma	$(1.09)	$0.22	$(2.09)	$(3.50)

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

Note 2 — Inventories

Inventories consisted of the following at:

	September 30, 2003 (unaudited)	December 31, 2002 (audited)
	(dollars in thousands)
Finished Goods	$14,488	$16,699
Work-in-progress	23,144	18,908
Raw materials	28,226	32,236
	65,858	67,843
Less provision for LIFO method of valuation	(7,262)	(7,256)
	$58,596	$60,587

Note 3 — Long-Term Debt

	September 30, 2003 (Unaudited)	December 31, 2002 (audited)
	(dollars in thousands)
Revolving Loan Agreement	$12,702	$763
Note Payable	6,000	5,500
Industrial Development Bond	5,118	5,403
	23,820	11,666
Less Current Maturities	(19,247)	(6,775)
	$4,573	$4,891

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

        Information presented in the following tables relates to continuing operations only.

Three Months ended September 30, 2003: (in thousands)
	HVAC		Metal Forming		All Other	Totals
Revenues from External Customers	$81,058		$16,111		$90	$97,259
Segment Operating Profit (Loss)	$6,631	*	$(20,598	) **	$(145)	$(14,112)

* includes $149,000 in Plant Shutdown expenses in accordance with FAS 146, as more fully described in Note 6. ** includes $16,709,000 in environmental litigation and remediation expenses and $2,595,000 in subsidiary bankruptcy professional fees, as more fully explained in Note 7.

Three Months ended September 30, 2002: (in thousands)
	HVAC	Metal Forming		All Other	Totals
Revenues from External Customers	$79,667	$15,533		$105	$95,305
Segment Operating Profit (Loss)	$6,129	$(2,745	) **	$(126)	$3,258

** includes $1,548,900 in environmental litigation and remediation expenses as more fully explained in Note 7.

Nine Months ended September 30, 2003: (in thousands)
	HVAC	Metal Forming	All Other	Totals
Revenues from External Customers	$219,749	$50,315	$309	$270,373
Segment Operating Profit (Loss)	$11,609 *	$(37,934)	(492)	$(26,817)

* includes $860,000 in Plant Shutdown expenses in accordance with FAS 146, as more fully described in Note 6.

** includes $33,947,000 in Environmental Litigation/Remediation Charges expenses and $2,595,000 in subsidiary bankruptcy professional fees, as more fully explained in Note 7.

Nine Months ended September 30, 2002: (in thousands)
	HVAC	Metal Forming		All Other	Totals
Revenues from External Customers	$226,545	$48,128		$323	$274,996
Segment Operating Profit (Loss)	$14,152 *	$(13,790	) **	$(383)	$(21)

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

Following are condensed unaudited financial statement for Met-Coil Systems Corporation

MET-COIL SYSTEMS CORPORATION

DEBTOR-IN-POSSESSION

CONDENSED BALANCE SHEETS

(Unaudited)

	Sept. 30, 2003		Dec. 31, 2002
	(Dollars in thousands)
ASSETS
Current Assets
Cash		$2,453	$56
Accounts Receivable		2,917	1,165
Inventories		8,657	8,993
Deferred Tax Asset		15,450	3,377
Other Current Assets		379	1,712

Total Current Assets		29,856	15,303

Property and Equipment - net		5,498	5,609
Other Assets and Deferred Charges		493	195

Total Assets		$35,847	$21,107

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Current Portion of Long-Term Debt	$	---	$5,500
Accounts Payable		446	1,322
Notes Payable - Affiliates		16,496	--
Customer Deposits		90	2,396
Liabilities Subject to Compromise		40,501	--
Environmental Litigation/Remediation Reserves		--	8,700
Other Accrued Liabilities		1,264	4,848

Total Current Liabilities		58,797	22,766

Other Liabilities		459	--

Total Liabilities		59,256	22,766

Shareholders' Equity (Deficit)
Common Stock		45	45
Paid in Capital		33,518	33,518
Retained Earnings		(56,414)	(34,664)
Other Comprehensive Loss		(558)	(558)
Total Shareholders' Equity (Deficit)		(23,409)	(1,659)

Total Liabilities and Shareholders' Equity (Deficit)		$35,847	$21,107

        The deferred tax asset included above reflects the fact that Met-Coil has historically been included in the Mestek consolidated federal income tax return and the Company believes it is more likely thank not that it will be so included in the future and may not be indicative of the value assignable to this asset should Met-Coil no longer participate in a consolidated federal income tax filing with Mestek.

MET-COIL SYSTEMS CORPORATION

DEBTOR-IN-POSSESSION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands, except earnings per common share)
Net Sales	$8,851	$8,164	$26,458	$29,124

Cost of Goods Sold	6,632	6,283	18,606	22,599
Gross Profit	2,219	1,881	7,852	6,525

Selling General and Administrative
Engineering Expense	2,305	2,381	6,985	7,389
Environmental Litigation/Remediation Charges	16,709	1,548	33,720	11,021

Operating Loss before Reorganization Items	(16,795)	(2,048)	(32,853)	(11,885)

Bankruptcy Professional Fees	797	--	797	--

Operating Loss	(17,592)	(2,048)	(33,650)	(11,885)

Other Income (Expense) - net	11	(96)	(173)	(221)

Loss Before Income Taxes and Cumulative
Effect of a Change in Accounting Principle	(17,581)	(2,144)	(33,823)	(12,106)

Income Taxes (Benefit)	(6,268)	(815)	(12,073)	(2,692)

Loss Before Cumulative
Effect of a Change in Accounting Principle	(11,313)	(1,329)	(21,750)	(9,414)

Cumulative Effect of a Change in Accounting Principle:
Gross Impairment (Expense)	--	--	--	(22,329)
Tax Benefit	--	--	--	1,623
Net Impairment (Expense)	--	--	--	(20,706)

Net Loss	$(11,313)	$(1,329)	$(21,750)	$(30,120)

MET-COIL SYSTEMS CORPORATION

DEBTOR-IN-POSSESSION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
	(Dollars in thousands)
Cash Flows from Operating Activities:

Net Loss	$(21,750)	$(30,120)
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Cumulative Effect of Change in Accounting Principle	--	20,706
Depreciation and Amortization	384	490
Provision for Losses on Accounts Receivable	(243)	175
Subsidiary Bankruptcy Professional Fees	797	--
Changes in Assets and Liabilities:
Accounts Receivable	(1,509)	(793)
Inventory	336	2,927
Accounts Payable	(876)	(336)
Accrued Expenses/Other Liabilities	(5,908)	651
Liabilities Subject to Compromise	40,501	--
Environmental Litigation/Remediation Reserves	(8,700)	3,500
Other Assets	(11,038)	(2,810)
Net Cash Used in Operating Activities before Reorganization Items	(8,006)	(5,610)

Operating Cash Flows from Reorganization Items:
Bankruptcy Professional Fees	(797)	--
Change in Accrued Expenses	477	--
Net Cash Used in Reorganization Items	(320)	--
Net Cash Used in Operating Activities	(8,326)	(5,610)

Cash Flows from Investing Activities:
Capital Expenditures	(273)	(43)
Net Cash Used in Investing Activities	(273)	(43)

Cash Flows from Financing Activities:
Net Borrowings
Under Revolving Credit Agreements	10,996	5,500

Net Cash Used In Financing Activities	10,996	5,500

Net Increase in Cash and Cash Equivalents	2,397	(153)
Cash and Cash Equivalents - Beginning of Period	56	189

Cash and Cash Equivalents - End of Period	$2,453	$36

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

Item 6 — Exhibits and Reports on Form 8-K

(a)	Exhibit 2.1 Met-Coil Proposed Plan of Reorganization

(b)	Exhibit 11.1 Statement of Computation of Per Share Earnings

(c)	Exhibit 31.1 Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer

(d)	Exhibit 31.2 Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer

(e)	Exhibit 32.1 18 U.S.C. Section 1350 Certification of Chief Executive Officer

(f)	Exhibit 32.2 18 U.S.C. Section 1350 Certification of Chief Financial Officer

(g)	On August 14, 2003 the Company filed a Report on Form 8-K releasing the earning for the second quarter ended June 30, 2003.

(h)

On August 26, 2003 the Company filed a Report on Form 8-K relating to Met-Coil Systems corporation, a second tier subsidiary of the Company filed a voluntary petition for relief under Chapter 11 of title 11 of the United states Code in the United States Bankruptcy Court for the District of Delaware – Case No. 03-12676-MFW.

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

(j)	On November 17, 2003 the Company filed a Report on Form 8-K releasing the earning for the third quarter ended September 30, 2003.

Exhibit 11.1

MESTEK, INC.

SCHEDULE OF COMPUTATION OF EARNINGS PER COMMON SHARE

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002 *	2003	2002 *
	(Dollars in thousands, except earnings per common share)
Income (Loss) from Continuing Operations Before
Cumulative Effect of a Change in Accounting Principle:	(9,472)	$1,884	(18,139	(1,096)
Net Impairment (Expense)	--	--	--	(29,334)

Net Income (Loss)	$(9,472)	$1,884	$(18,139)	$(30,430)

Basic Earnings (Loss) Per Common Share:
Loss Before Cumulative Effect
of a Change in Accounting Principle	$(1.09)	0.22	$(2.08)	(0.13)
Cumulative Effect Of a
Change In Accounting Principle	--	--	--	(3.36)
Net Income (Loss)	$(1.09)	0.22	$(2.08)	(3.49)

Basic Weighted Average Shares Outstanding	8,722	8,722	8,722	8,722

Diluted Earnings (Loss) Per Common Share:
Loss Before Cumulative Effect
of a Change in Accounting Principle	$(1.09)	$0.22	$(2.08)	(0.13)
Cumulative Effect Of a
Change In Accounting Principle	--	--	--	(3.36)
Net Income (Loss)	$(1.09)	$0.22	$(2.08)	(3.49)

Diluted Weighted Average Shares Outstanding	8,722	8,745	8,722	8,722

* (as restated – See Note 6)

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESTEK, INC. (Registrant)

Date: November 17, 2003	/S/ Stephen M. Shea
Stephen M. Shea
Senior Vice President - Finance
(Chief Financial Officer)