Form 10-K
period 2003-12-31
MESTEK INC
filed 2004-04-14
CIK 65195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended                              December 31, 2003

Or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ______________________

Commission File Number                                                                 1-448

Mestek, Inc.

        (Exact name of registrant as specified in its charter)

Pennsylvania	25-0661650
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

260 North Elm Street, Westfield, MA	01085
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code	413-568-9571

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock – No Par Value	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

NONE

(Title of class)

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes xx No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).Yes
No xx

The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2003, the last business day of the most recently completed second quarter of 2003, based upon the closing price for the registrant’s common stock as reported in The Wall Street Journal as of such date was $54,716,148.

The number of shares of the registrant’s common stock issued and outstanding as of April 1, 2004 was 8,721,603.

Portions of the registrant’s definitive proxy statement relating to the registrant’s 2004 Annual Meeting of Shareholders to be filed hereafter are incorporated by reference into Part II (Item 5) and Part III (Items 10-14) of this Report on Form 10-K and certain Exhibits to previous filings with the Securities and Exchange Commission are incorporated by reference into Part IV, Item 15 of this Report on Form 10-K.

PART I

Item 1 — BUSINESS

        Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are not historical facts but rather reflect the Company’s current expectations concerning future results and events. The words “believes”, “expects”, “intends”, “plans”, “anticipates”, “hopes”, “likely”, “will”, and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company (or entities in which the Company has interests), or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements.

        Important Factors that might cause our actual results to differ materially from the results contemplated by these forward-looking statements are contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Future Impact of Know Trends or Uncertainties” and elsewhere in this report and our future filings with the Securities and Exchange Commission.

        Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s view only as of the date of this Form 10-K. The Company undertakes no obligation to update the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances.

GENERAL

        Mestek, Inc. (“Mestek”) was incorporated in the Commonwealth of Pennsylvania in 1898 as Mesta Machine Company. It changed its name to Mestek, Inc. in October 1984, and merged with Reed National Corp. on July 31, 1986. “The Company”, as referred to herein, refers to Mestek and its subsidiaries, collectively.

        On August 26, 2003, Met-Coil Systems Corporation (“Met-Coil”), a second-tier subsidiary of the Company, filed a voluntary petition for relief under Chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware. Met-Coil remains in possession of its assets and properties, and continues to operate its businesses and manage its properties as a “debtor-in-possession” pursuant to sections 1107(a) and 1108 of the Bankruptcy Code, as more fully explained in Note 18 to the consolidated financial statements.

        The Company is comprised of two distinct businesses (Operating Segments): (1) the HVAC Segment which manufactures heating, ventilating, and air conditioning equipment, and (2) the Metal Forming Segment which manufactures metal-forming equipment. Both Segments operate in industries which historically have been highly fragmented. In recent years, both industries, and in particular the HVAC industry, have undergone a gradual “roll-up” or consolidation process. The Company’s recent history therefore is one of acquisition.

        A summary of the Company’s acquisitions and divestitures during the most recently completed three fiscal years is as follows:

        On January 9, 2001 the Company completed the sale of its subsidiary National Northeast Corporation (“National”), an aluminum extruder and heat sink fabricator, to Alpha Technologies Group, Inc. (“Alpha”) for a total cash consideration of $49.9 million. The Company’s net pre-tax gain, after accounting for the minority interest and related costs of sale, was approximately $16.4 million. The income tax expense recorded in respect of the gain is higher than would be suggested by applying statutory rates to the gain recorded for accounting purposes due principally to the fact that, as part of the agreement for sale, the Company agreed to make on behalf of Alpha an election under Internal Revenue Code Section 338(h)10, which requires that the Company treat the transaction for tax purposes as a deemed sale of 100% of National’s assets, the negative tax consequences of which inure to the Company. The Company has accounted for the transaction as a gain on disposal of Discontinued Operations in accordance with APB30.

        On July 2, 2001 the Company, through its wholly owned subsidiary, Formtek, Inc., acquired 100% of the outstanding common stock of SNS Properties, Inc. (“SNS”), an OH corporation based in Warrensville Heights, OH. SNS, through its Yoder, Krasny Kaplan and Mentor AGVS businesses, manufactures sophisticated metal forming equipment, tube mills, pipe mills, custom engineered material handling equipment, and automated guided vehicle systems for the global market. The purchase price paid for the stock was $12.5 million and included $7.7 million in goodwill. The Company also acquired a related manufacturing plant in Bedford Heights, OH for $1.1 million.

        On December 31, 2001, the Company acquired substantially all of the operating assets and certain liabilities of King Company (“King”), a subsidiary of United Dominion Industries, based in Bishopville, SC, and Owatonna, MN. King manufactures industrial heating and specialty refrigeration products complementary to certain of the Company’s other industrial HVAC product lines. The purchase price paid, net of liabilities assumed, was $4 million and included no goodwill. In 2003, the Company ceased operations in Bishopville, SC, transferring certain King product lines to the Company’s Dallas, TX Mestex subsidiary facility and has sold certain other product lines and has leased the Bishopville facility itself.

        On August 29, 2003, the Company acquired all of the issued and outstanding stock of Engel Industries, Inc. (“Engel”), a Delaware corporation based in St. Louis, MO, for approximately $5.7 million including $4.2 million in goodwill. Engel manufactures sheet metal forming and fabricating equipment for the HVAC sheet metal contactor, steel service center and custom roll former global markets.

        The Company’s executive offices are located at 260 North Elm Street, Westfield, MA 01085. The Company’s phone number is 413-568-9571. The Company’s Website address is www.mestek.com. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, as well as Section 16 reports filed by our insiders, are available, without charge, on our website as soon as reasonably practical after they are filed electronically with the Securities and Exchange Commission. Also contained on our website are our Code of Business Ethics and our Corporate Governance Guidelines, as well as a listing of our Board of Directors, Audit Committee Members, Nominating/Governance Committee Members and Compensation Committee Members, as well as the Charters for each of these committees. The information contained on our website is not incorporated by reference in this report. All of these documents are also available in print upon request to the Secretary of the Company, Legal Department, 260 North Elm Street, Westfield, MA 01085.

OPERATIONS OF THE COMPANY

        The Company operates in two business Segments: Heating, Ventilating, and Air Conditioning (“HVAC”) and Metal Forming equipment manufacturing. Each of these Segments is described below.

EMPLOYMENT

        The Company and its subsidiaries together employed approximately 2,767 persons as of December 31, 2003.

HEATING, VENTILATING AND AIR CONDITIONING EQUIPMENT SEGMENT

        The Company, through certain divisions of Mestek, Inc. and various of its wholly or majority owned subsidiaries (collectively, the “HVAC Segment”), manufactures and distributes products in the HVAC industry. These products include residential, commercial and industrial hydronic heat distribution products, commercial and industrial gas-fired heating and ventilating equipment, commercial, architectural and industrial air control and distribution products, commercial and residential gas and oil-fired boilers, specialized air conditioning units, and related products used in heating, ventilating and air conditioning systems. These products may be used to heat, ventilate and/or cool structures ranging in size from large office buildings, industrial buildings, warehouses, stores and residences, to such small spaces as add-on rooms in residences. The HVAC Segment sells its products to independent wholesale supply distributors, mechanical, sheet metal and other contractors and, in some cases, to other HVAC manufacturers under original equipment manufacture (“OEM”) agreements and direct to certain retailers pursuant to national account agreements. No single customer accounts for sales in the aggregate of 10% or more of consolidated revenue. The HVAC Segment is comprised of three interrelated HVAC product groups: Hydronic Products, Gas and Industrial Products, and Air Distribution and Cooling Products, described in more detail as follows:

        Hydronic Products consist of residential baseboard heating products, commercial finned tube heating products, residential boilers, commercial boilers, convectors, kickspace heaters, fan coil units, steam and hot water unit heaters, copper-finned boilers and water heaters. These products are sold principally under the “Sterling”, “Vulcan”, “Heatrim”, “Kompak”, “Petite”, “Suntemp”, “Beacon Morris”, “Hydrotherm”, “Airtherm”, “Westcast”, “RBI”, and “L. J. Wing” brand names. Gas and oil-fired boilers are sold primarily under the “RBI” and “Hydrotherm” brand names operated by subsidiaries of the Company. Westcast, Inc., a wholly owned subsidiary, is a distributor of gas and oil fired boilers in the commercial and residential markets sold principally under the name “Smith Cast Iron Boilers”. Boyertown Foundry Company (“BFC”), approximately 97% owned by the Company, operates a cast-iron foundry in Boyertown, PA, which manufactures products used principally in the manufacture of oil and gas fired boilers. The hydronic products are made in manufacturing facilities, in some cases shared with other HVAC Segment Divisions, in Westfield, MA; South Windsor, CT; Mississauga, Ontario, Canada; Farmville, NC; Forrest City, AR; Dundalk, MD; and Dallas, TX.

        Gas Products consist of commercial gas-fired heating and ventilating equipment and corrugated stainless steel gas tubing sold principally under the “Sterling” and “TracPipe®” brand names. The products are made in manufacturing facilities in Farmville, NC; Dallas, TX; and Exton, PA. Omega Flex, Inc. (“Omega”), a wholly owned subsidiary of Mestek, manufactures corrugated flexible stainless steel hose for use in a wide variety of industrial applications. Its products include annular, helical and braided metal hose and hose fabrications and are sold primarily through industrial hose distributors and original equipment manufacturers. Omega’s TracPipe® product line is a corrugated stainless steel tubing developed for use in piping gas appliances sold primarily for residential and commercial building applications. The Company has realized significant synergies by distributing TracPipe® through its extensive HVAC distribution network. International distribution of the TracPipe® product began in 2002 and is expected to contribute to segment operating profits in 2004. Industrial Products consist of commercial and industrial indoor and outdoor heating, ventilating and air conditioning products sold principally under the “Applied Air”, “King”, “L. J. Wing”, “Temprite”, “Alton” and “Aztec” brand names. The products are made in manufacturing facilities in Dallas, TX. Recently, the Company transferred certain King product lines from Bishopville, SC to Dallas, TX in connection with the closing of the Bishopville facility.

        Cooling Products consist of niche residential and commercial air conditioning products principally sold under the “Spacepak” and “Koldwave” brand names. The products are made in manufacturing facilities in Wrens, GA and Dundalk, MD. Air Distribution Products consist of fire, smoke and air control dampers, louvers, grilles, registers, VAV boxes and diffusers sold principally under the “American Warming and Ventilating”, “Air Balance”, “Arrow”, “Louvers & Dampers (“L & D”)", “Cesco” and “Anemostat” brand names. Air distribution products are devices designed to facilitate the ventilation and safety of buildings, tunnels and other structures or to control the movement of air through building ductwork in the event of fire or smoke and, in some cases, wind or rain. The products are made in manufacturing facilities in Bradner, OH; Waldron, MI; San Fernando, CA; Wyalusing, PA; Milford, OH; Florence, KY; Wrens, GA; and Carson, CA. In November 2003, the Company closed substantially all of its operations in Scranton, PA, leaving in place its laboratory and testing facilities and some sales, marketing, and engineering facilities. The Company sold its Air Clean Dampers product line, including operating assets and related intellectual property, manufactured in Milford, OH on March 30, 2004 at a nominal gain.

        Collectively, the HVAC Segment’s products provide heating, cooling, ventilating, or some combination thereof, for a wide range of residential, commercial and/or industrial applications.

        Through its design and application engineering groups, the HVAC Segment often custom designs and manufactures many HVAC products to meet unique customer needs or specifications not met by existing products. Such custom designs often represent improvements on existing technology and often are incorporated into the HVAC Segment’s standard line of products.

        The HVAC Segment sells its HVAC products primarily through a diverse group of independent representatives throughout the United States and Canada, many of whom sell several of the Segment’s products. These independent representatives usually handle various HVAC products made by manufacturers other than the Company. These representatives are typically granted an exclusive or semi-exclusive right to solicit orders for specific HVAC Segment products from customers in a specific geographic territory. Because of the diversity of the HVAC Segment’s product lines, there is often more than one representative in a given territory. Representatives work closely with the HVAC Segment’s sales managers, product managers and its technical personnel to meet customers’ needs and specifications. The independent representatives are compensated on a commission basis, but also at times purchase such products for resale. HVAC products are sold primarily to contractors, installers, and end users in the construction industry, wholesale distributors and original equipment manufacturers. Additional buying influences include consulting engineers, architects and building owners. While the HVAC Segment’s HVAC products are distributed throughout the United States and Canada, sales in the northeast, mid-Atlantic and upper mid-west states are somewhat higher than would be suggested by unadjusted construction statistics in any given year due to the relative popularity of hydronic products in these areas. The sale of heating and cooling products is sensitive to climatic trends in that relatively warm winters and/or cool summers can adversely affect sales volumes.

        The HVAC Segment sells gas-fired and hydronic heating and ventilating products, boilers and other HVAC equipment in Canada and also sells its products in other foreign markets from time to time. Total export sales did not exceed ten percent of total revenues, nor did foreign assets exceed ten percent of total assets, in any of the most recent five years ended December 31, 2003.

        The HVAC Segment uses a wide variety of materials in the manufacture of its products, such as copper, aluminum and steel, as well as electrical and mechanical components (controls, motors) and other products, including cardboard for packaging. Commodities markets in general and these commodities in particular have seen significant upward price movement, resulting in increasing costs to manufacture products and tightening supply. Management believes that it has adequate sources of supply for its raw materials and components and has not had significant difficulty in obtaining the raw materials, component parts or finished goods from its suppliers although many steel distribution centers are now on allocation from steel mills. No industry segment of the Company is dependent on a single supplier, the loss of which would have a material adverse effect on its business. Marketplace conditions may not allow the Company to pass along raw materials or component part price increases to its customers.

        The businesses of the HVAC Segment are highly competitive. The Company believes that it is the largest domestic manufacturer of hydronic baseboard heating for residential and commercial purposes and is one of the three leading manufacturers of commercial and industrial gas-fired heating and air distribution products. The Company has established itself in the market for cast-iron boilers in 1991 and 1992, developing strength in the commercial market and in the copper-finned boiler business through a 1998 acquisition and significant product and market development. The Company has expanded its portfolio of air control and distribution products substantially over the last several years, largely by acquisition. Nevertheless, in all of the industries in which it competes, the Company has competitors with substantially greater manufacturing, sales, research and financial resources than the Company has. Competition in these industries is based mainly on price, product offering, distribution and merchandising capability, technical and customer service, ability to provide electronic tools to specify products and track orders, and quality and ability to meet customer requirements. The Company believes that it has achieved and maintained its position as a substantial competitor in the HVAC industry largely through the strength of its extensive distribution network, the breadth of its product line and its ability to meet customer delivery and service requirements. Most of its competitors offer their products in some but not all of the industries served by the HVAC Segment.

        The periodic results of operations of the HVAC Segment are affected by the construction industry’s demand for heating equipment, which generally peaks in the last four months of each year (the “heating season”), and, to a lesser extent, industrial demand for cooling equipment during summer months in the northeast and year round in the south and southwest. Accordingly, sales are usually higher during the heating season, and such higher levels of sales may in some years continue into the following calendar year. As a result of these seasonal factors, the Company’s inventories of finished goods and accounts receivable reach higher levels during the heating season and are generally lower during the balance of the year.

BACKLOG

        Management does not believe that backlog figures relating to the HVAC Segment are material to an understanding of its business because most equipment is shipped promptly after the receipt of orders.

PATENTS/TRADEMARKS

        The Company owns a number of United States and foreign patents. Although the Company usually seeks to obtain patents where appropriate, it does not consider any segment materially dependent upon any single patent or group of related patents. The HVAC Segment trademarks have been described above.

RESEARCH AND DEVELOPMENT

        Expenditures for research and development for the HVAC Segment in 2003, 2002, and 2001, were $4,596,000, $4,410,000, and $4,266,000, respectively. Product development efforts are necessary and ongoing in all product markets.

INTERNATIONAL

        The HVAC Segment sells products in Europe including the United Kingdom, in Canada and to a lesser extent in other parts of the world. Total export sales of the HVAC Segment do not exceed ten percent (10%) of the total revenues of the Segment.

METAL FORMING SEGMENT

        The Metal Forming Segment, operating under the umbrella name “Formtek,” is comprised of several closely related entities, all manufacturers, remanufacturers or distributors of equipment used in the Metal Forming industry (the uncoiling, straightening, leveling, feeding, forming, bending, notching, stamping, cutting, stacking, bundling or moving of metal in the production of metal products, such as steel sheets, office furniture, heating and air conditioning ducts, appliances, vehicles, buildings, and building components, among many others).

        The entities are: (1.) Formtek Maine, a division of Formtek, Inc. including the Cooper-Weymouth, Petersen (“CWP”), Rowe, and CoilMate/Dickerman product lines; (2.) Formtek Cleveland, Inc., a subsidiary of Formtek, Inc. including the Yoder, Dahlstrom, B & K, Krasny-Kaplan and Mentor product lines; (3.) Hill Engineering Inc., providing tools and dies complementary to the other subsidiaries product lines and gasket tooling and tool maintenance for the automotive industry; (4.) Met-Coil Systems Corporation, comprised of the Lockformer and Iowa Precision (“IPI”) divisions, (5) Iowa Rebuilders, Inc., (6) Formtek Metalforming Integration, Inc., and (7) Formtek Machinery (“Beijing”) Company Ltd., a Chinese wholly foreign owned enterprise. In addition, Axon Electric LLC, and Engel Industries, Inc., direct subsidiaries of Mestek, Inc., make up part of this Segment.

        The Metal Forming Segment’s products are sold through factory direct sales and independent dealers, in most cases to end-users and in some cases to other original equipment manufacturers. The core technologies are processing equipment for roll forming, coil processing (for stamping, forming and cut-to-length applications), metal duct fabrication and tube and pipe systems. The products include roll formers, roll forming systems, wing benders, air, mechanical and hydraulic presses, servo-feeds, straighteners, cradles, reels, coil feeding systems, cut-to-length lines, flexible fabrication systems, duct forming systems, rotary shearing, specialty dies, tube cut-off systems, hydraulic punching, blanking and cutoff systems, rotary punching, flying cut-off saws, plasma cutting equipment, tube mills, pipe mills and sophisticated material handling systems including automated vehicle guidance systems. The primary customers for such metal handling and metal forming equipment include sheet metal and mechanical contractors, steel service centers, contract metal-stampers, contract roll formers, and manufacturers of large and small appliances, commercial and residential lighting fixtures, automotive parts and accessories, office furniture and equipment, tubing and pipe products, metal construction products, doors, windows and screens, electrical enclosures, shelves and racks and metal ductwork. The Segment’s products are manufactured in facilities having approximately 430,000 square feet of manufacturing space, located in Clinton, ME; Bedford Heights, OH; Warrensville Heights, OH; Villa Park, IL; Lisle, IL; Cedar Rapids, IA; Danville, KY; South Elgin, IL; St. Louis, MO; and Beijing, China. The Segment closed and consolidated into the Cleveland, OH area facilities its Schiller Park, IL facility in 2001. A centralized office for marketing, market development and international sales was opened in Itasca, IL in late 2002. No single customer accounts for sales in the aggregate of 10% or more of consolidated revenue.

        The Company believes it has improved its competitive position within the metal forming marketplace by developing high quality equipment with electronic and software controls, affording diagnostic, performance and operational features, as well as by the strategic acquisitions made in recent years, which broadened the Metal Forming Segment’s overall product offerings, created cross-selling opportunities, afforded synergies in sales/marketing and field service and allows the Segment to offer sophisticated metal forming solutions that reduce scrap, improve quality, increase throughput, shorten set up or changeover time, reduce downtime, reduce operator involvement and allow a wider variety of products to be processed. Cooperative marketing, market development, new product development and international sales and administration also strengthen the individual business units.

        The start-ups of two rebuilding operations (Formtek Metalforming Integration and Iowa Rebuilders) an electrical distributor (Axon Electric) and a Beijing-based assembly facility (Formtek Machinery (Beijing)) will allow the Company to maintain and expand its core competencies, positioning this Segment very well for the next cyclical upturn in the machine tool industry.

        Many products made by these units are custom designed and manufactured or the result of applied engineering in order to meet unique customer needs or specifications not currently met by existing products. These products, developed by the Segment’s development, design and application engineering groups, often represent improvements on existing technology and are often then incorporated into the standard product line.

        The businesses of the Segment are highly competitive and, due to the nature of the products, are significantly more cyclical (due to changes in manufacturing capacity utilization and the cost and availability of financing) than the Company’s other operating Segment. CWP, Rowe, CoilMate/Dickerman, and IPI have a strong presence in the manufacture of coil processing equipment through their broad and competitive product lines, together with Formtek’s customer-driven application engineering and ability to meet customer delivery and service requirements through separate extensive distribution networks. Dahlstrom, B & K, Yoder and Lockformer are well-established names in the roll former market place. The Company believes that the critical mass created by the recent acquisitions of Engel Industries, Inc. and SNS (now known as Formtek Cleveland, Inc.) will allow it to more fully leverage its large installed customer base in the sale of equipment, service and repair parts.

        Like the HVAC Segment, the Metal Forming Segment uses a wide variety of raw materials and components incorporating raw materials which are experiencing upward price pressure and commodity shortages threats. The Company, however, believes that its relationship with materials and component suppliers will assure an adequate supply for its forecast production in 2004.

        The companies acquired by the Metal Forming Segment in the past were selected for their synergies with the existing metal forming franchises: complementary products and distribution channels, potential manufacturing synergies, shared technologies and engineering skills, potential purchasing synergies, common field service skills and organizations, and shared customer bases. The most significant synergistic theme has been the real and potential common customer base. To a large degree, any historical customer of one of the companies is a potential customer for any of the others. Exploiting this cross selling opportunity is a central factor in the creation of the Formtek family of metal forming products and underscores the Segment’s goal of creating a single integrated metal forming and fabricating solution provider for the metal forming and fabricating marketplace worldwide. In addition, customers appreciate the value of acquiring a system made up of individual units, integrated through electronic and mechanical controls, rather than working with a number of suppliers and undertaking their own integration. Accordingly, there is a substantial degree of inter-company sales among the formerly separate metal forming companies and the new re-building companies that afford the opportunity to mix new and used equipment for the economy-minded customer.

BACKLOG

        The backlog relating to the Metal Forming Segment at December 31, 2003 was approximately $27,800,000, compared to approximately $23,118,000, and $21,539,000 at December 31, 2002 and 2001, respectively.

PATENTS/TRADEMARKS

        The units comprising this Segment own a number of United States and foreign patents, but the Segment does not consider itself materially dependent upon any single patent or group of related patents. The Lockformer and IPI units had certain patent protections expire in 2002 and 2001, but do not expect a significant decrease in sales due to the engineering of cost reductions and strong distribution. The B & K unit expects to capitalize on recently issued patents for its Supermill, Rotary Punch and Rotary Shear products that the Company believes will be a productivity breakthrough for the steel framing segment of the metal building market once established.

RESEARCH AND DEVELOPMENT

        Expenditures for research and development for this Segment in 2003, 2002, and 2001 were $1,150,000, $922,000, and $711,000, respectively.

INTERNATIONAL

        The Metal Forming Segment sells equipment in Canada, Mexico and other foreign markets. Total export sales did not exceed ten percent (10%) of the total revenues, nor did foreign assets exceed ten percent (10%) of total assets in any of the most recent five years ending December 31, 2003.

SEGMENT INFORMATION

        Selected financial information regarding the operations of each of the above Segments, consistent with statement of Financial Accounting Standard No. 131 and Section 101 (d) of Regulations S-K, is presented in Note 14, Segment Information, of our Consolidated Financial Statements.

ENVIRONMENTAL MATTERS

        The Company is subject to numerous laws and regulations that govern the discharge and disposal of materials into the environment. Except as described below in Item 7 under the heading “Unusual Events – Subsidiary Bankruptcy and Environmental Matters” and in Note 13, Commitments and Contingencies, of our Consolidated Financial Statements, including the matters related to the discharge of trichloroethylene (TCE) onto or into the soil of The Lockformer Company division (Lisle, IL) of the Company’s second tier subsidiary, Met-Coil Systems Corporation (“Met-Coil”), the Company is not aware, at present, of any material administrative or judicial proceedings against the Company arising under any Federal, State or local environmental protection laws.

        For discussion of the Company’s alleged liability for asbestos-related products, see also Item 7 and Note 13, Commitments and Contingencies, of our Consolidated Financial Statements.

        The Company is engaged in various matters with respect to obtaining, amending or renewing permits required to operate each of its manufacturing facilities. Management does not believe that a denial of any currently pending permit application would have a material adverse effect on the company’s financial position or the results of operations.

SUBSIDIARY BANKRUPTCY

        As previously disclosed in the Company’s quarterly report on Form 10-Q for the period ended September 30, 2003, on August 26, 2003, as a result of the claims and proceedings relating to the alleged release and presence of TCE onto or into the soil of The Lockformer Company, Met-Coil filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) as more fully discussed below in Item 7 under the heading “Unusual Events – Subsidiary Bankruptcy and Environmental Matters” and in Notes 13 and 18 to the Consolidated Financial Statements.

Item 2 — PROPERTIES

        The HVAC Segment of the Company manufactures equipment at plants that the Company or its subsidiaries own in Waldron, MI; Bradner, OH; Wyalusing, PA; Dundalk, MD; Wrens, GA; Milford, OH; Dallas, TX; Exton, PA and Boyertown, PA. The Company’s Scranton, PA plant has been closed (other than for laboratory and office use) and is reflected in the accompanying financial statements under the heading “Property Held For Sale”. The Company’s Bishopville, SC plant has been closed and is presently leased to an unrelated party. The HVAC Segment operates plants that it leases from entities owned directly or indirectly by certain officers and directors of the Company in Westfield, MA; Farmville, NC; and South Windsor, CT. The HVAC Segment leases manufacturing space from unrelated parties in Mississauga, Ontario, Canada; Carson, CA; San Fernando, CA; Florence, KY; St. Louis, MO; and Forrest City, AR; as well as a regional distribution facility in Mississauga, Ontario, Canada.

        The Metal Forming Segment manufactures products at plants the Company owns in Clinton, ME; Villa Park, IL; Schiller Park, IL (closed in 2001, sold in 2002); Danville, KY; Cedar Rapids, IA; Lisle, IL; South Elgin, IL; Bedford Heights, OH; and St. Louis, MO, and leases manufacturing space in Cedar Rapids, IA; Warrensville Heights, OH and Beijing, China and office space in Itasca, IL; Warrensville Heights, OH; New Bremen, OH; and Shanghai, China.

        The Company’s principal executive offices in Westfield, MA are leased from an entity beneficially owned by an officer and director of the Company. The Company also owns an office building in Holland, OH.

        In addition, the Company and certain of its subsidiaries lease other office space in various cities around the country for use as sales offices.

        Certain of the owned facilities are pledged as security for certain long-term debt instruments. See Property and Equipment, Note 5 to the Consolidated Financial Statements. See Note 19 to the Consolidated Financial Statements relative to Plant Shutdown expense.

Item 3 — LEGAL PROCEEDINGS

        The Company is not presently involved in any litigation that it believes could materially and adversely affect its financial condition or results of operations except as described in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations-under the Sub-caption “UNUSUAL EVENTS” and in Note 13 of the Company’s Consolidated Financial Statements, which are a part of this Annual Report on Form 10-K.

Item 4 — SUBMISSION OF MATTER TO A VOTE OF THE SECURITY HOLDERS

        No matters were submitted to the security holders of the Company for a vote during the fourth quarter of 2003.

PART II

Item 5 — MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Mestek’s common stock is listed on the New York Stock Exchange, under the symbol MCC. The number of shareholders of record as of March 31, 2004, based on inquiries of the registrant’s transfer agent, was 941. For this purpose, shareholders whose shares are held by brokers on behalf of such shareholders (shares held in “street name”) are not separately counted.

        The high and low prices of the Company’s common stock for the quarterly periods during 2003 and 2002, as reported in the consolidated transaction reporting system, were as follows:

	PRICE RANGE
	2003		2002
	high	low	high	low
First Quarter	$18.35	$17.40	$23.55	$22.18
Second Quarter	$19.10	$17.95	$23.00	$18.27
Third Quarter	$20.39	$16.81	$19.45	$17.99
Fourth Quarter	$20.63	$16.95	$18.30	$17.80

        Mestek has not paid any cash dividends on its common stock since 1979.

        No securities issued by Mestek, other than common stock, are listed on a stock exchange or are publicly traded.

        Our future decisions concerning the payment of dividends on our common stock will depend upon our results of operations, financial condition and capital expenditure plans, as well as such other factors as the Board of Directors, in its sole discretion, may consider relevant. In addition, our existing indebtedness restricts, and we anticipate our future indebtedness may restrict, our ability to pay dividends.

        The remaining information called for in the item relating to “Securities Authorized for Issuance under Equity Compensation Plans” is reported in Note 17 to the Consolidated Financial Statements and in the Company’s Proxy Statement relating to the Annual meeting of shareholders to be held on May 25, 2004, under the caption “Executive Compensation”. With respect to 2003, no equity compensation plans have been or currently are submitted for stockholder approval.

Item 6 — SELECTED FINANCIAL DATA

        Selected financial data for the Company for each of the last five years is shown in the following table, which is derived from and should be read in conjunction with the Consolidated Financial Statements included elsewhere in this report. Selected financial data reflecting the operations of acquired businesses is shown only for periods following the related acquisition. (2)

SUMMARY OF FINANCIAL POSITION as of December 31,

(dollars in thousands except per share data)
	2003	2002	2001	2000	1999

Total assets	$246,670	$220,301	$259,511	$293,489	$242,253
Working capital	8,047	52,141	45,978	25,442	63,340
Total debt	22,449	11,666	30,182	63,658	34,791
Shareholders' equity	95,473	137,714	168,623	162,872	148,225

Shareholders' equity per common share (1)	$10.95	$15.79	$19.33	$18.63	$16.92
SUMMARY OF OPERATIONS - for the years ended December 31,

(dollars in thousands except per share data)
	2003	2002	2001	2000	1999

Revenues from Continuing Operations	$366,513	$373,874	$394,103	$375,987	$328,145
Income (Loss) from Continuing Operations	(43,165)	(1,071)	(2,633)	15,984	17,381
Cumulative Effect of a Change in Accounting
Principle-Goodwill Impairment	---	(29,334)	---	---	---
Discontinued Operations	---	---	8,947	666	251
Net (Loss) Income	($43,165)	($30,405)	$6,314	$16,650	$17,632

Earnings (Loss) per Common Share:
Basic Earnings (Loss) per Common Share:
Continuing Operations	($4.95)	($0.12)	($0.30)	$1.83	$1.96
Cumulative Effect of a Change in Accounting
Principle-Goodwill Impairment	---	(3.36)	---	---	---
Discontinued Operations	---	---	1.02	0.07	0.03
Net (Loss) Income	($4.95)	($3.48)	$0.72	$1.90	$1.99
Diluted Earnings (Loss) Per Common Share
Continuing Operations	($4.95)	($0.12)	($0.30)	$1.82	$1.96
Cumulative Effect of a Change in Accounting
Principle-Goodwill Impairment	---	(3.36)	---	---	---
Discontinued Operations	---	---	1.02	0.08	0.03
Net (Loss) Income	($4.95)	($3.48)	$0.72	$1.90	$1.99

(1)	Equity per common share amounts are computed using the common shares outstanding as of December 31, 2003, 2002, 2001, 2000, and 1999.

(2)	Includes the results of acquired companies or asset acquisitions from the date of such acquisition, as follows:

Engel Industries, Inc. from August 29, 2003
King Company from December 31, 2001
Formtek Cleveland, Inc. from July 2, 2001
Airtherm LLC from August 25, 2000
Louvers & Dampers, Inc. from June 30, 2000
Met-Coil Systems Corporation from June 3, 2000
B & K Rotary Machinery from February 10, 2000
Cesco Products from January 28, 2000
Air Clean Dampers from May 7, 1999
Anemostat from March 26, 1999

Item 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        The Company derives its revenues primarily from the sales of Company-manufactured products in its HVAC Segment and machinery and repair parts in its Metal Forming Segment. In both Segments the sale of service generates a relatively small component of total net sales. Within the HVAC Segment most, but not all, of the products sold involve sheet metal fabrication, cast iron production, and machining or assembly or stainless steel fabrication.

        The Company is not dependent on any one customer in either of its Segments for more than 10% of its consolidated revenues, nor does it derive more than 10% of its consolidated revenues internationally.

        The Company’s HVAC Segment reflects the seasonal nature of a company engaged in heating products sales, although the broadening of its product offering over the past 10 years to include cooling products, air handling products and corrugated stainless steel tubing has made the seasonal curve of the Segment’s revenue stream somewhat less attenuated.

        The Company’s Metal Forming Segment operates within the highly cyclical capital goods marketplace and reflects the challenges not only with respect to cycling of demands but also the globalization of the customer base as well as the competitor base, requiring it to seek a more international focus in supply, manufacturing, sales and marketing. The Company operates principally within the North American marketplace. However, the Company does foresee the need for growth both in sales and production in both Europe and Asia.

        As discussed above in Item 1, fluctuations in the metal commodities market in particular can have significant impacts on the Company’s cost structure and may affect profitability with respect to revenues based on fixed-price contracts with Company customers, or derived in markets where our pricing cannot be readily adjusted.

        The Company operates in highly competitive markets. While many companies, both larger and smaller than we are, sell many of the same products and services, our competitive position is not easily determinable in either of our Segments since no one competitor or group of competitors offers the same product lines through the same channels. Competitors in both of our Segments compete primarily through product quality and performance, price, service (both pre- and post-sale) and technical innovation. The relative importance of these factors varies from product line to product line.

        An important part of the Company’s business strategy is to look for niche areas where larger competitors in the HVAC arena choose not to focus, or, with respect to our Metal Forming Segment, where strategic enhancement of product offering will result in a more competitive position in the marketplace, and, through acquisition or product development, the Company seeks to address these opportunities. As a part of this process, we continually review our stable of subsidiary or divisional companies and product lines, evaluating them with respect to allocation of resources for growth, resuscitation or sale. Our history over the past twenty years has been growth often through acquisition and this process continues, as does the occasional divestiture or closing of a company or facility.

        As will be more specifically discussed below, the strength or weakness in the construction markets directly affects our HVAC business and strength or weakness in the capital goods markets directly affects our Metal Forming business. In 2003, residential construction was strong, institutional construction was flat and industrial/commercial construction was off from prior periods. In the capital goods sector, despite early signs of health, orders for machinery and machine tools remained volatile, averaging at levels comparable to 2002 but significantly lower than the periods prior to 2000, resulting in a mixed year for this Segment of the Company’s results of business.

        For 2004, the Company’s Segment budgets are based upon an overall stability expected in the construction markets, though the mix of residential, commercial, industrial and institutional construction spending may change, and a continuation of the upturn in capital spending, driven in part by the pent-up demand resulting from deferred maintenance as well as increased manufacturing production utilizing the kind of machinery we sell. However, rising commodity prices, especially steel, copper and natural gas, are expected to contribute to upward inflationary pressure, which may also push interest rates higher. While the Company itself has not historically been highly leveraged and thus cost of capital has not been as significant a factor in the Company’s cost structure as it may be in other companies, increases in interest rates could slow the domestic residential construction market or contribute to further declines in the commercial and industrial construction markets, as well as adversely affect the capital goods market recovery. Increased shipping costs and benefits expense (primarily health care) are also expected to have a dampening effect on economic growth, which would have an adverse effect on the Company’s operations.

NON-GAAP FINANCIAL MEASURES

RETURN ON AVERAGE NET ASSETS EMPLOYED

2003, 2002, 2001

        The following analysis of the Company’s Results of Operations focuses on the relationship of “Core Operating Profits”, a “Non-GAAP Financial Measure”, as defined below, to Average Net Assets Employed, as defined below. Management believes this focus, which is essentially an “enterprise value” point of view, is more useful to investors as it isolates and relates the Company’s ongoing pre-tax, pre-interest, operating earnings to the total capital invested, whether debt or equity capital.

        The Company’s Operating Profits in 2003 and 2002, as reflected in the accompanying Consolidated Financial Statements, included disproportionately large Environmental Charges of $53,665,000 and $18,046,000, respectively, which relate to a particular environmental litigation matter which is discussed separately herein and which is therefore excluded from the definition of “Core Operating Profits” as used herein. Similarly excluded from the definition of Core Operating Profits in 2003 is $5,963,000 in Subsidiary Bankruptcy Professional Fees, $5,239,000 in Plant Shutdown and Other Restructuring Charges, and $9,975,000 in Goodwill Impairment charges, all of which are also discussed separately herein. Core Operating Profits, as the term is used herein, is defined as Operating Profits determined in accordance with Generally Accepted Accounting Principles, as reflected in the accompanying financial statements, plus the aforementioned excluded charges. Core Operating Profits are intended to be representative of the ongoing historical pretax, pre-interest, operating earnings stream contained in the Company’s HVAC and Metal Forming businesses. The Environmental Charges and Subsidiary Bankruptcy Professional Fees which are excluded from the definition of Core Operating Profits relate to a specific circumstance involving an alleged release of pollutants at a location owned by a subsidiary prior to the acquisition of that subsidiary by the Company which is discussed in detail herein under the heading “UNUSUAL EVENTS”. Management believes that an analysis of the Company’s results of operations independent of the costs related to this particular matter is beneficial to the reader.

        Management’s intent in defining “Core Operating Profits” in this manner is to assist shareholders and other investors by separating the underlying operating earnings from “unusual” or otherwise anomalous events. The Company operates as a manufacturer in the HVAC and Metal Forming equipment market places. While subject to the effects of the business cycle, these are nonetheless mature industries characterized historically by evolutionary rather than sudden technological change and management believes therefore that its “Core Operating Profits” have historically been somewhat more predictable in nature than has been the case in other industries. It is not Management’s intent to suggest that “unusual” or anomalous events will not in some form recur in the future, or that such prospects are not relevant to valuation, only that the isolation of “Core Operating Profits” in such mature industries is useful to investors in their evaluation of the Company’s performance.

        “Core Operating Profits”, as defined, represents a “Non-GAAP financial measure” which is reconcilable with the “comparable GAAP financial measure”, Operating (Loss) Profits, as follows:

	2003	2002	2001
		(in thousands)

Core Operating Profits (Non-GAAP financial measure)	$ 14,094	$18,751	$15,366
Less: Environmental Charges	53,665	18,046	2,000
Less: Subsidiary Bankruptcy Professional Fees	5,963	---	---
Less: Goodwill Impairment	9,975	---	---
Less: Plant Shutdown and Other Restructuring Charges	5,239	---	1,774
Operating Profits (Comparable GAAP financial measure)	($60,748)	$705	$11,592

        The Company’s Return on Average Net Assets Employed, defined as Core Operating Profits, over Average Net Assets Employed From Continuing Operations (Total Assets less Current and Non Current Liabilities-other than Current and Non Current Portions of Long-Term Debt-averaged over 12 months) for the years 2003, 2002, and 2001 was as follows:

	2003	2002	2001
		(in thousands)

Core Operating Profits (Non-GAAP financial measure)	$ 14,094	$ 18,751	$ 15,366
Average Net Assets Employed from Continuing Operations	$158,295	$167,440	$201,676
Return on Average Net Assets Employed	8.9%	11.2%	7.6%

        Average Net Assets Employed from Continuing Operations in 2003 was further adjusted to exclude the effect of Environmental Litigation and Remediation Reserves (such that these reserves, including their deferred tax effects, are not treated as having reduced Net Assets Employed) as more fully described in Unusual Events herein and in Notes 13 and 18 to the accompanying Consolidated Financial Statements.

        The reduction in overall Return on Average Net Assets Employed from 11.2% in 2002 to 8.9% in 2003 reflected two significant themes:

1.	Continuing economic softness in the machine tool industry in which the Company’s Metal Forming Segment operates during which time the Segment continued to invest in product and market development in anticipation of economic recovery.

2.	Final year operating losses incurred at the HVAC’s Segment’s Anemostat (Scranton, PA) and King Company (Bishopville, SC) locations which were closed and relocated in 2003.

RESULTS OF OPERATIONS

ANALYSIS: 2003 VS. 2002

HVAC SEGMENT:

        The Company’s HVAC Segment reported comparative results from continuing operations for 2003 and 2002 as follows:

	2003	2003	2002	2002
	($000)%		($000)%

Net Sales	$299,201	100.00%	$307,585	100.00%
Gross Profit	$88,906	29.71%	$93,176	30.29%
Core Operating Profits (a non-GAAP financial measure)	$18,949	6.33%	$21,801	7.08%
Average Net Assets Employed (ANAE)	$126,630		$130,150
Return on ANAE	14.96%		16.75%

        The HVAC Segment’s revenues by product group were as follows for 2003 and 2002:

	2003	2002
	($000)	($000)

Hydronic Products	$120,793	$115,160
Air Distribution and Cooling Products	82,994	90,502
Gas and Industrial Products	95,414	101,923
Segment Total	$299,201	$307,585

        The Hydronic Product Group’s sales increased in 2003 due to strong commercial boiler product sales which offset weakness in the market for certain commercial hydronic products, including finned tube and related products. The Air Distribution and Cooling Products Group’s revenues were impacted negatively in 2003 by the closure and relocation of the Anemostat (Scranton, PA) manufacturing facility accounting for the majority of the revenue drop in this Product Group. The Gas & Industrial Products Group’s revenues were similarly affected in 2003 by the closure and relocation of the King Company (Bishopville, SC) manufacturing facility, accounting for the majority of the revenue drop in this Product Group.

        For the year as a whole, the HVAC Segment’s revenues were down 2.72%, from $307,585,000 in 2002, to $299,201,000 in 2003, reflecting the various effects mentioned above.

        The HVAC Segment’s Air Distribution and Cooling Products Group incurred substantial incremental costs in its Wrens, GA facility in 2003 relating to the relocation of Anemostat products to that location. A 25,000 square foot plant addition was completed at the Wrens, GA location in 2003 to accommodate the relocation, and significant disruptions to the existing product franchises at that location were incurred in the absorption of the Anemostat product line into the Wrens operations. In addition, continuing softness in certain commercial construction markets adversely impacted revenues and Return on ANAE for this Group.

        Reflecting the factors mentioned above, Core Operating Profit, a non-GAAP financial measure, for the HVAC Segment was reduced by 13.1% from $21,801,000 in 2002 to $18,949,000 in 2003. Core Operating Profit, a non-GAAP financial measure, is reconcilable with Operating Profit, the most directly comparable GAAP financial measure, as follows:

	2003	2002
	($000)	($000)

Core Operating Profits (a non GAAP financial Measure)	$18,949	$21,801
Plant Shutdown and Other Restructuring Charges	(5,239)	---
Operating Profits (Comparable GAAP Financial Measure)	$13,710	$ 21,801

        Sales of Omega Flex, Inc.'s Trac Pipe® flexible gas piping product and its patented connection system continued to grow in 2003 sustained by relatively strong single family and multi-family residential construction activity. TracPipe® is a corrugated stainless steel tubing product developed especially for use in the piping and installation of gas appliances.

METAL FORMING SEGMENT:

        This Segment includes a number of established brand names including CWP, Rowe, Dahlstrom, Hill, CoilMate, Lockformer, and IPI. This Segment’s results also include the operations of SNS Properties, Inc. (SNS) (renamed Formtek Cleveland, Inc.) which was acquired on July 2, 2001 and includes the Yoder, Krasny Kaplan and Mentor AGVS businesses which manufacture sophisticated metal forming equipment, roll-forming equipment, tube mills, pipe mills, custom engineered material handling equipment, and automated guided vehicle systems. The Segment acquired 100% of the capital stock of Engel on August 29, 2003 for $5,687,000 after adjustments. Engel is a leading manufacturer of roll forming equipment whose products are similar to those made by the Lockformer division of Met-Coil Systems Corporation.

        The Company’s Metal Forming Segment reported comparative results from continuing operations for 2003 and 2002 as follows:

	2003	2003	2002	2002
	($000)%		($000)%

Net Sales	$ 66,905	100.00%	$ 65,855	100.00%
Gross Profit	$ 17,017	25.43%	$ 15,975	24.25%
Core Operating (Loss) (Non-GAAP financial measure)	($4,322)	(6.46%)	($2,492)	(3.78%)
Average Net Assets Employed (ANAE)	$ 31,665		$ 36,943
Return on ANAE	(13.65)%		(6.75%)

directly comparable GAAP financial measure, as follows:

	2003	2002
	($000)	($000)

Core Operating (Loss) (Non-GAAP financial measure)	($ 4,322)	($ 2,492)
Less: Environmental Charges	53,665	18,046
Less: Subsidiary Bankruptcy Professional Fees	5,963	---
Less: Goodwill Impairment	9,975	---
Operating (Loss) Profits (Comparable GAAP financial measure)	($73,925)	($20,538)

        The Metal Forming Segment’s products are capital goods used in the handling, forming and fabrication of sheet metal in various manufacturing applications including those in the auto, steel service center, stamping and metal appliance and metal office furniture manufacturing industries, among others. As such, the Segment’s products are particularly susceptible to cyclical economic downturns. Reflecting these effects, Net Sales for the Segment, excluding revenues from Engel, which was acquired on August 29, 2003, as more fully explained in Note 2 to the Consolidated Financial Statements, remained depressed relative to historical levels, up 1.6% from 2002, but significantly reduced from a cyclical peak in 2000. The Segment’s 2003 results reflect the present depressed conditions in the machine tool industry as a whole.

        Core Operating Profits (Loss) for the Segment in 2003 included approximately $900,000 in startup and other costs related to the Segment’s operations in Beijing, the creation of Formtek Metalforming Integration, Inc. (FMI) and Axon Electric LLC and a number of new product development and market development efforts undertaken by the Formtek Group located in Itasca, IL, on behalf of the Segment. Core Operating (Loss) for 2003 also included operating losses of approximately $950,000 from Engel. Net of these two items, Core Operating (Loss) for 2003 was comparable to Core Operating (Loss) for 2002, reflecting the depressed conditions in the machine tool industry which persisted during most of 2003. Recent signs of economic growth, however, have translated into an improved 2004 outlook. The Segment’s sales backlog at February 29, 2004 stood at $30.9 million, up from $27.8 million at December 31, 2003, $23.7 million at September 30, 2003 and (excluding Engel) $23.1 million at December 31, 2002.

CONSOLIDATED RESULTS:

        As a whole, the Company reported comparative results as follows:

	2003	2003	2002	2002
	($000)%		($000)%

Net Sales	$366,513	100.00%	$373,874	100.00%
Gross Profit	$106,066	28.94%	$109,331	29.24%
Core Operating Profits (Non-GAAP financial mea	$ 14,094	3.85%	$ 18,751	5.00%
Average Net Assets Employed (ANAE)	$158,295		$167,440
Return on ANAE	8.9%		11.2%

Core Operating Profit (Loss), a non-GAAP financial measure, is reconcilable with Operating Profit (Loss), the most directly comparable GAAP Financial Measure, as follows:

	2003	2002
	($000)	($000)

Core Operating Profit (Non-GAAP financial measure)	$14,094	$18,751
Less: Environmental Charges	53,665	18,046
Less: Subsidiary Bankruptcy Professional Fees	5,963	---
Less: Plant Shutdown and Other Restructuring Charges	5,239	---
Less: Goodwill Impairment	9,975	---
Operating (Loss) Profits (Comparable GAAP financial measure)	($60,748)	$705

        The reduction in Gross Profit margins overall reflects the effect of reduced sales as explained above.

        Sales expense for the Company as a whole, as a percentage of revenues, increased from 14.34% in 2002 to 14.41% in 2003, reflecting the effect of reduced revenues. General and Administrative expenses, as a percentage of revenues, increased from 5.89% in 2002 to 6.52% in 2003, reflecting the effect of reduced revenues, and a variety of incremental expenses associated with the Company’s second tier subsidiary, Met-Coil Systems Corporation and, as well as increased costs associated with environmental litigation and the bankruptcy process for compliance with the requirements of the Sarbanes-Oxley Act of 2002, and related Securities and Exchange Commission rules and regulations issued pursuant to the Sarbanes-Oxley Act, and the new Listing Standards of the New York Stock Exchange also issued, in part, in response to the Sarbanes-Oxley Act. See Note 18 to the Consolidated Financial Statements. Engineering expense, as a percentage of continuing revenues, increased slightly, from 4.01% in 2002 to 4.17% in 2003, reflecting the effect of reduced revenues.

        Interest Expense decreased substantially in 2003, reflecting principally the effects of (1) reduced investments in inventory and accounts receivable as a result of reduced sales and ongoing inventory control efforts and (2) positive cash flow from operations, as discussed in more detail in the Liquidity and Capital Structure section herein. As a result, average outstanding debt in 2003 was $16.1 million versus $26.6 million in 2002 despite the acquisition of Engel Industries, Inc. on August 29, 2003 for approximately $5.7 million and significant spending related to the bankruptcy of the Company’s Met-Coil subsidiary, as more fully discussed in “Unusual Events” herein and in Note 18 to the Consolidated Financial Statements.

        Income Tax Expense (Benefit) for 2003 on Income from Continuing Operations, as a percentage of pretax income (loss), differed substantially from the “expected” income tax expense due to the state income tax effects of losses in certain subsidiaries where state tax benefits from such losses are not available.

ANALYSIS: 2002 VS. 2001

HVAC SEGMENT:

        The Company’s HVAC Segment reported comparative results from continuing operations for 2002 and 2001 as follows:

	2002	2002	2001	2001
	($000)%		($000)%

Net Sales	$307,585	100.00%	$313,726	100.00%
Gross Profit	$ 93,176	30.29%	$ 89,226	28.44%
Operating Profits	$ 21,801	7.08%	$ 21,020	6.70%
Average Net Assets Employed (ANAE)	$130,150		$135,816
Return on ANAE	16.75%		15.47%

        For the year as a whole, excluding the effects of The King Company (King) which was acquired on December 31, 2001, the HVAC Segment’s revenues were down 4.79%, from $313,726,000 in 2001 to $298,674,000 in 2002, reflecting reduced sales of certain air conditioning, industrial, gas fired heating and air distribution products. The reduced revenues reflect the continuing downturn in the industrial, and to a lesser extent commercial, construction marketplace, the effects of certain factory relocations completed in 2002, and, in some cases, circumstances related to managerial changes made in 2002.

        The HVAC Segment’s Air Control and Distribution Group continued to incur additional training and other costs in its Florence, KY facility in 2002 after relocating certain products to that location in 2001. Significant product development programs, including laboratory work, remained ongoing in 2002 relative to the Anemostat and Applied Air business units, contributing to higher engineering costs in the HVAC Segment.

        Operating Profits for the Segment were reduced in 2001 by $636,000 of goodwill amortization. “Comparable” Operating Profits for the two years, therefore, were up only slightly. The improvement in “Comparable” Operating Profits, however, occurred despite reduced Net Sales (after adjusting for the acquisition of King on December 31, 2001 as noted above), reflecting the HVAC Segment’s success in 2002 in its efforts to reduce overhead in all area, and control its investment in working capital.

        Sales of Omega Flex, Inc.‘s TracPipe® flexible gas piping product and its patented connection system continued to grow in 2002, sustained by relatively strong single family and multi-family residential construction activity. TracPipe® is a corrugated stainless steel tubing product developed especially for use in the piping and installation of gas appliances.

METAL FORMING SEGMENT:

        The Company’s Metal Forming Segment’s results also include the operations of SNS Properties, Inc. (SNS) (recently renamed Formtek Cleveland, Inc.) which was acquired on July 2, 2001 and includes the Yoder, Krasny Kaplan and Mentor AGVS businesses which manufacture sophisticated metal forming equipment, roll-forming equipment, tube mills, pipe mills, custom engineered material handling equipment, and automated guided vehicle systems.

        The Company’s Metal Forming Segment reported comparative results from continuing operations for 2002 and 2001 as follows:

	2002	2002	2001	2001
	($000)%		($000)%

Net Sales	$ 65,855	100.00%	$ 79,755	100.00%
Gross Profit	$ 15,975	24.25%	$ 14,419	18.08%
Core Operating (Loss) (Non-GAAP financial measure)	($2,492)	(3.78%)	($5,659)	(7.10%)
Average Net Assets Employed (ANAE)	$ 36,943		$ 65,598
Return on ANAE	(6.75%)		(8.63%)

        Core Operating (Loss), a non-GAAP financial measure, is reconcilable with Operating (Loss), the most directly comparable GAAP financial measure, as follows:

	2002	2001
	($000)	($000)

Core Operating (Loss) (Non-GAAP financial measure)	($ 2,492)	($ 5,659)
Less: Environmental Charges	18,046	2,000
Operating (Loss) Profits (Comparable GAAP financial measure)	($20,538)	($ 7,659)

        The Metal Forming Segment’s products are capital goods used in the handling, forming and fabrication of sheet metal in various manufacturing applications including those in the auto, steel mill, steel service center, stamping and metal appliance and metal office furniture manufacturing industries, among others. As such, the Segment’s products are particularly susceptible to cyclical economic downturns such as that which continued throughout 2002. In addition, the events of September 11, 2001, in the opinion of management, have exacerbated the normal recessionary effects of the business cycle by virtue of their impact on consumer confidence which ultimately impacts the demand for capital goods. Reflecting these effects, Net Sales for the Segment were down 17.4% from 2001 despite having a full year of operations at Formtek Cleveland, Inc. (f/k/a SNS Properties) which was acquired on July 2, 2001. If Net Sales were adjusted to incorporate Formtek Cleveland, Inc.‘s 2001 pre-acquisition sales, Net Sales would be seen to have dropped 25.4%.

        Core Operating Profits (Loss) for the Segment in 2001 included $1,526,000 in goodwill amortization charges. “Comparable” Core Operating Profits (Loss) therefore reflected an improvement from ($4,133,000) in 2001 to ($2,492,000) in 2002. The reduction in operating losses, despite substantially reduced sales, reflects the Metal Forming Segment’s progress in 2002 in its efforts to rationalize overhead in all areas in order to adapt to the current market place for metal forming products worldwide.

        The backlog relating to the Metal Forming Segment at December 31, 2002 was approximately $23,118,000, compared to approximately $21,539,000 at December 31, 2001.

CONSOLIDATED RESULTS:

        As a whole, the Company reported comparative results as follows:

	2002	2002	2001	2001
	($000)%		($000)%

Net Sales	$373,874	100.00%	$394,103	100.00%
Gross Profit	$109,331	29.24%	$103,676	26.30%
Core Operating Profits (Non-GAAP financial measure)	$ 18,751	5.00%	$ 15,366	3.89%
Average Net Assets Employed (ANAE)	$167,440		$201,676
Return on ANAE	11.2%		7.62%

        Core Operating Profits, a non-GAAP financial measure, is reconcilable with Operating Profits, the most directly comparable GAAP financial measure, as follows:

	2002	2001
	($000)	($000)

Core Operating Profits (Non-GAAP financial measure)	$18,751	$15,366
Less: Environmental Charges	18,046	2,000
Less: Plant Shutdown and Other Restructuring Charges	---	1,774
Operating Profits (Comparable GAAP financial measure)	$705	$11,592

        The improvement in Gross Profit margins overall reflects the successful efforts of the HVAC and Metal Forming Segments to rationalize manufacturing overhead, as noted above.

        Sales expense for the Company as a whole, as a percentage of revenues, increased from 13.62% to 14.34% and General and Administrative expenses, as a percentage of revenues, increased slightly from 5.46% to 5.89%. In both cases spending was relatively flat in absolute terms with the percentage increases traceable to the 5.1% drop in Net Sales on a consolidated basis. Engineering expense, as a percentage of continuing revenues, increased from 3.31% to 4.01%, reflecting increased product development costs, as noted above.

        Interest Expense decreased substantially in 2002, reflecting principally the effects of (1) reduced investments in inventory and accounts receivable as a result of reduced sales and ongoing inventory control efforts and (2) positive cash flow from operations which reduced debt overall, as discussed in more detail in the Liquidity and Capital Structure section herein.

UNUSUAL EVENTS – Subsidiary Bankruptcy and Environmental Matters

Bankruptcy – Met-Coil Systems Corporation

        As disclosed in previous filings, the Lockformer Company (“Lockformer”), a division of the Company’s second tier subsidiary, Met-Coil Systems Corporation (“Met-Coil”), and Mestek directly (under various legal theories) are defendants in various actions relating to the alleged release and presence of trichloroethylene (“TCE”) contamination on and in the vicinity of Lockformer’s manufacturing facility in Lisle, IL. On August 26, 2003, Met-Coil filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) (Case No. 03-12676-MFW). Met-Coil remains in possession of its assets and properties and continues to operate its businesses and manage its properties as a “debtor-in-possession” pursuant to sections 1107(a) and 1108 of the Bankruptcy Code.

        As disclosed in previous filings, a class of residents of approximately 1,400 homes south of the Lockformer facility filed a class action complaint against Mestek and its subsidiary, Met-Coil, (Mejdrech, et al. v. The Lockformer Company, et al., filed in the United States District Court for the Northern District of Illinois, the “Mejdrech Class Action”) alleging property damage by reason of contamination of soils, groundwater and in some cases private drinking water wells. Mestek and Met-Coil have entered into a letter agreement (the “Letter Agreement”), dated August 29, 2003, related to a proposed settlement of the Mejdrech Class Action and a personal injury lawsuit entitled Schreiber v. The Lockformer Company, et al. – Case No. 02C-6097 (U.S.D.C. for N.D. Ill.) (the “Schreiber Action”). Under the Letter Agreement, the various parties have agreed to the basic framework of a settlement to be set forth in a plan of reorganization to be submitted by Met-Coil in its pending bankruptcy case, and the treatment of the Mejdrech class and plaintiffs and the Schreiber Action plaintiff under such a Plan, all subject to the conditions of the Letter Agreement. The time period of the original “standstill” agreement in the Letter Agreement has expired, but no party has terminated the Letter Agreement. The Letter Agreement may or may not be finalized in the final reorganization Plan or ultimately approved by the Bankruptcy Court.

        Concurrently with the filing of the Chapter 11 petition on August 26, 2003, Met-Coil filed an adversary proceeding seeking to stay a series of personal injury actions pending in the United States District Court of Illinois related to the TCE release (the “Illinois Actions”) against Met-Coil, Mestek, and the Met-Coil’s third-party indemnitee, Honeywell International, Inc. (“Honeywell”). The Illinois Actions had been stayed against Met-Coil upon its filing of its petition, and were subsequently stayed against the Company as well.

        On November 5, 2003, Mestek and Met-Coil jointly submitted a Plan of Reorganization of Met-Coil to the Bankruptcy Court (the “Plan”), and currently an amended Plan and Disclosure Statement is being prepared for submittal to the Bankruptcy Court. It is the intention of Met-Coil to seek approval of the amended Plan, which is intended to be submitted in the second quarter of 2004.

        Both the current Plan and the amended Plan, which Met-Coil and the Company intend to present, propose to establish various classes of creditors and interests and contemplate the funding of a capital contribution into Met-Coil by the winning plan sponsor in amounts sufficient to provide for various distributions to certain of the classes of creditors and interests. The Plan contemplates and it is expected that the amended Plan will provide for the issuance of a “channeling injunction” by the Bankruptcy Court, whereby future claims relating to personal injury allegedly from TCE contamination of soils, air or groundwater asserted by persons who resided in a certain geographic area to the south of the Lockformer facility (the “Lockformer Area”) would be “channeled” to a trust fund to be established for such claims. In the event that these other claims and potential claims cannot be dealt with in such a Plan in a manner acceptable to Met-Coil, the Company, and the Bankruptcy Court then the Plan as amended may not be approved, in which event the proposed settlements may not proceed. Met-Coil is undertaking to reach settlements with many of its environmental and other creditors in addition to those tentative and conditional settlements evidenced by the Letter Agreement described above, so as to monetize as many otherwise un-liquidated claims as possible prior to seeking acceptance of the Plan as amended.

        Bankruptcy law does not permit solicitation of acceptances of the Plan until the Bankruptcy Court approves the applicable Disclosure Statement relating to the Plan as providing adequate information of a kind, and in sufficient detail, as far as is reasonably practicable in light of the nature and history of the debtor and the condition of the debtor’s books and records, that would enable a hypothetical reasonable investor typical of the holder of claims or interests of the relevant class to make an informed judgment about the Plan. Accordingly, the disclosure contained in these consolidated financial statements is not intended to be, nor should it be construed as, a solicitation for a vote on the Plan. Met-Coil will emerge from Chapter 11 if and when the Plan receives the requisite stakeholder approval and is confirmed by the Bankruptcy Court and is consummated.

        The other personal injury and property damage lawsuits, the Illinois Actions referenced above, remain outstanding (including claims made by Honeywell for contribution and indemnification by the Company and Met-Coil described below).

        In addition, as part of the various environmental litigation relating to the Company and Met-Coil, Honeywell is seeking indemnification from the Company for losses, including defense and liability costs, allegedly incurred or to be incurred in connection with the lawsuits in which it has also been named as a party. Honeywell has asserted claims (the “Honeywell Claims”) currently estimated at approximately $5,600,000 in an action against the Company entitled Honeywell International, Inc. v. Mestek, Inc. and Formtek, Inc., Case No. 03-C-6823 (U.S.D.C., N.D. Ill.) originally filed in the Circuit Court of Cook County, IL. The Company has removed the case to the Illinois Federal District Court and is vigorously contesting this case.

        The July 2003 jury verdict of compensatory and punitive damages in the amount of $2,368,000 in another action, Devane, et. al v. The Lockformer Company, 18th Judicial Circuit Court, DuPage County, IL (“Devane”), previously disclosed, has been stayed as a result of the bankruptcy filing of Met-Coil.

        The Illinois Attorney General, in an action (the “Attorney General Action”) disclosed in previous filings and brought in the Circuit Court of DuPage County, IL, on behalf of the State of Illinois, the Illinois Environmental Protection Agency (“IEPA”) and other governmental agencies, is seeking to have Met-Coil pay for the cost of connecting approximately 175 households in the Mejdrech Class Action area (discussed above) to public water supplies, and pay for the State’s response and investigatory costs in this action and civil penalties. No specific monetary claim for damages or relief is made in the pleadings in this action. Met-Coil is in negotiations with the Illinois Attorney General on this matter. There is insufficient information available to management at this time to provide an opinion as to the outcome of these discussions. The Company has been providing bottled water to certain households still on wells in the Mejdrech class area.

        The Plan currently contemplates, and it is expected that the amended Plan will provide, that Met-Coil will continue to fund on-site and specified off-site remediation. The winning plan sponsor may be required to guarantee some or all of the obligations of Met-Coil in this regard.

        The Company increased its Environmental Litigation and Remediation Reserve during the three months ended December 31, 2003 by $19,329,000 to a total at December 31, 2003 of $50,800,000 as a result of settlement discussions as to amounts that may be required to settle the various claims related to the Met-Coil bankruptcy, and complete Environmental Remediation and ongoing monitoring. Accordingly, the financial statements contained in this report reflect such accrual and reserve included in the caption “Liabilities Subject to Compromise”. This reserve has been established in accordance with Financial Accounting Standard Board Statement No. 5 and Staff Accounting Bulletin No. 92. However, while this reserve represents management’s best estimate of these liabilities, there is no assurance that it will be adequate, and as previously disclosed, the resolution of the claims relating to the Lockformer site could have a material adverse effect on the Company’s results of operations and financial position. The proposed resolution described above, including any additional amounts required to facilitate acceptance of an amended Plan in the Met-Coil bankruptcy case to address matters outside the scope of the Letter Agreement, could require the expenditure of funds beyond this reserve. In addition, there can be no assurance that future claims for personal injury or property damage will not be asserted by other plaintiffs against Met-Coil and Mestek with respect to the Lockformer site and facility.

        As additional information and expert opinions become available to management, it may either be able to revise its estimate of the range of exposure, with appropriate revision to reserves taken, or continue to believe that no such better estimate is possible at the time.

        Met-Coil has limited insurance coverage for defense costs and liability associated with these environmental actions. To date approximately 41% of Met-Coil’s total out-of-pocket costs associated with these litigations has been reimbursed by insurance carriers. This figure does not include any amounts relating to the compensatory or punitive damages awarded in the Devane case, which have not been paid as of the date of this filing and certain aspects of which were on appeal at the time that the automatic stay occurred as a result of Met-Coil’s filing of its bankruptcy petition on August 26, 2003. Many of Met-Coil’s insurance carriers have negotiated a complete settlement with Met-Coil and are no longer liable for payment of either defense costs or indemnification expense. Consistent with EITF 93-5, the Company has treated insurance recoveries, whether of defense costs or in relation to indemnity obligations, on a cash basis except where settlements that are not subject to further litigation have been reached with insurance carriers as of quarter end or year end, in which cases receivables have been appropriately accrued. Accordingly, while there is potential for substantial additional recoveries from its remaining insurers, with each of whom it either has reached a proposed settlement or continues in negotiations, no such recoveries have been included in the accompanying consolidated financial statements.

Summary of Reserves

Remediation - Lisle, IL:

        Met-Coil is continuing remediation of the Lockformer facility in Lisle, IL, pursuant to a Work Plan for the site (“on-site remediation”) approved by the Environmental Protection Agency (“EPA”) and is awaiting approval of the remedial standards to be achieved by such Work Plan from the IEPA. The IEPA has not agreed to any specific target level of remediation. To date, substantial soil remediation has occurred in areas under and adjacent to the Lisle facility through both soil vapor extraction and electric resistive heating processes. Groundwater remediation remains to be accomplished and a work plan for this is being prepared for submission to regulatory authorities. In the year ended December 31, 2003, Met-Coil paid $3,178,000 for on-site remediation, and has reserved $7,632,000 for future remediation costs as of December 31, 2003. This amount is included in the accompanying financial statements in the heading “Liabilities Subject to Compromise”. In light of the remaining uncertainties surrounding the effectiveness of the available remediation technologies and the future potential changes in remedial objectives and standards, still further reserves may be needed in the future with respect to the on-site remediation of the Lisle facility. The complexity of aforementioned factors makes it impossible to further estimate any additional costs.

        The Company’s Environmental Litigation and Remediation Reserve of $50,800,000 at December 31, 2003 is comprised of the following:

(in thousands)

The Letter Agreement described above	$18,500
The Devane Case	2,368
Estimated future remediation costs	7,632
The Illinois Actions, The Honeywell Claims, The Attorney
General Action, and all matters related to pending
or future personal injury claims in the Lockformer area	22,300
Total	$50,800

        Any additional costs of remediation off of the Lisle site (“off-site remediation”) are not determinable at this time and remain a contingency pending the resolution of the issue of whether Met-Coil has liability for TCE contamination beyond areas for which settlements have already been reached.

Other Claims Alleging Releases of Hazardous Materials or Asbestos Related Liability

        At December 31, 2003 the Company had been named in 69 outstanding asbestos-related products lawsuits, an increase of approximately 9 cases since September 30, 2003. All of these suits seek to establish liability against the Company as successor to companies that may have manufactured, sold or distributed products containing asbestos materials, and who are currently in existence and defending thousands of asbestos related cases, or because the Company currently sells and distributes boilers, an industry that has been historically associated with asbestos-related products. To the best of its knowledge, the Company has never manufactured, sold or distributed any product containing asbestos materials. In addition, the Company believes it has valid defenses to all of the pending claims and vigorously contests that it is a successor to companies that may have manufactured, sold or distributed any product containing asbestos materials. However, the results of asbestos litigation have been unpredictable, and accordingly, an adverse decision or adverse decisions in these cases, individually or in the aggregate, could materially adversely affect the financial position and results of operation of the Company and could expose the Company to substantial additional asbestos related litigation and the defense costs thereof. The total requested damages of these cases are over $3 billion. Thus far, however, the Company has had over 40 asbestos-related cases dismissed without any payment and it settled approximately twenty-three asbestos-related cases for a de minimis value.

        In addition to the Lisle, IL site, the Company has been named or contacted by state authorities and/or the EPA regarding the Company’s asserted liability or has otherwise determined it may be required to expend funds for the remediation of certain other sites described below.

        In High Point, NC, the Company has been named as a “Potentially Responsible Party” (PRP) with regard to the clean up of groundwater contamination allegedly due to dumping at a landfill. The Company believes that its activity at the site represented less than one percent of all activity at the site. State authorities have received for review a report on the Remedial Investigation of the site, including a supplemental Remedial Investigation submitted in 2003, a base-line Risk Assessment and a Feasibility Study of the alternative remedial options for treating groundwater contamination at or near the site. The North Carolina Department of Environment and Natural Resources (DENR) has not issued its remaining formal comments on these documents, nor has a final remedial alternative yet been selected or approved. The Company continues to participate in a joint defense group to help define and limit its liabilities and may be required to contribute to the remediation of groundwater contamination. The PRPs anticipate proposing a remedy based upon the use of phytoremediation and engineered wetlands.

        The Company (along with many other corporations) is involved in a PRP action for the remediation of a site in Southington, CT, as a result of the EPA’s preliminary assignment of derivative responsibility for the presence of hazardous materials attributable to two other corporations from whom the Company purchased assets after the hazardous materials had been disposed of at the Southington site. The Company participated as part of a joint defense group in a “de minimis settlement” with the EPA concerning soil remediation at the Southington, CT site, while the issue of further groundwater investigation at the site was postponed by the EPA in 1998, pending the soil remediation. Currently, Monitored Natural Attenuation (MNA) and a landfill cap are being evaluated as remedial alternatives for groundwater contamination at the site. The landfill cap has been installed, but its effectiveness has not yet been determined. Likewise, more study must be performed by the environmental consultant hired by the joint defense group to support the evaluation of the potential for MNA to control future dissolved volatile organic compound migration at this site.

        The Process Recovery Corporation (PRC) of which the Company’s foundry subsidiary and its predecessor corporation Eafco, Inc. were shareholders and customers for disposal of used foundry sand, was notified in 2002 that it had exceeded certain fill parameters of its permit. Since then PRC has ceased operations and expended almost all of its liquid assets. The Pennsylvania Department of Environmental Protection (PADEP) contacted the customer generators of PRC and demanded that they maintain the leachate collection system at the landfill and execute a permitted closure of the landfill. While the Company does not believe that any of the PRC customer generators or shareholders are responsible for closure of the landfill, the Company has nevertheless joined a group of the majority of PRC customers who have agreed voluntarily to fund operation of the PRC leachate collection system on an interim basis. This group is also investigating alternative solutions to the PADEP’s concerns, such as sale or lease to a third party. The Company intends to contest any liability that may be asserted against it to pay for closure of the PRC landfill. But even if the Company should contribute to a closure voluntarily or through some equitable court order, management believes that the cost to the Company for its share of the closure plan, based on calculated tons deposited in the landfill and the current estimate of the closure plan, should be in the range of $100,000 to $240,000.

        A Company subsidiary that has contracted to sell a facility in Scranton, PA has been notified by the purchaser that a Phase II environmental site assessment reports the presence of PCE in certain soil borings taken on the site of the facility in March 2004. The impacted area of approximately 20,300 square feet will have to be treated to remove the PCE contamination to the satisfaction of the PADEP. The cost of this treatment is not quantifiable at this time, but the Company has pollution legal liability insurance with policy limits of $10,000,000 covering this site, which management believes will limit the Company’s exposure to its $50,000 deductible, based on preliminary estimates that remediation costs will not exceed the insurance policy limits.

        The Company continues to investigate all of these matters. Given the information presently known, no estimation can be made of any liability which the Company may have with respect to these matters. Based on the information presently available to it, the Company does not believe that any of these last four described matters will be material to the Company’s financial position or results of operations.

FUTURE IMPACT OF KNOWN TRENDS OR UNCERTAINTIES

        The Company’s operations are sensitive to a number of market factors, any one of which could materially adversely affect its results of operations in any given year:

        Construction Activity—The Company’s largest Segment, its Heating, Ventilating, and Air Conditioning (HVAC) Segment, is directly affected and its other Segment, Metal Forming, is indirectly affected by commercial construction projects and residential housing starts. Relatively lower interest rates in 2003 and strong institutional activity helped prevent what might otherwise have been a more pronounced recessionary effect. Significant increases in interest rates or reductions in construction activity in future periods, however, could be expected to adversely effect the Company’s revenues, possibly materially.

        Manufacturing Activity—The Company’s Metal Forming Segment, as a manufacturer of capital goods used in other manufacturing processes, is subject to significant cyclicality based upon factory utilization. The Company’s Metal Forming Segment provides equipment used to hold, uncoil, straighten, form, bend, cut, and otherwise handle metal used in manufacturing operations, all activities likely to be adversely affected in recessionary periods. The level of manufacturing activity in the automotive, steel processing, metal furniture, and stamping industries, is particularly relevant to this Segment since its products are typically purchased to upgrade or expand existing equipment or facilities. Expectations of future business activity are also particularly relevant. Activity in this Segment has been affected in the recent past by the events of September 11, 2001, and may be affected significantly in the future by the effects of globalization which impact both the markets for its products, the competitors it faces in such markets and potentially the cost and availability of its key components.

        Credit Availability—Although interest rates trended lower in 2003, reflecting the Federal Reserve’s more liberal monetary policy during this period, credit availability has, in management’s view, somewhat tightened for marginal business borrowers. As the Company’s customer base includes many small to medium sized businesses, the Company believes this has adversely affected the Company’s sales. In addition, recent operating losses associated with a subsidiary’s bankruptcy and environmental liabilities could negatively impact the terms upon which the Company obtains credit in the future.

        Technological Changes—Although the HVAC industry has historically been impacted by technology changes in a relatively incremental manner, it cannot be discounted that radical changes—such as might be suggested by fuel cell technology, burner technology and/or other developing technologies—could materially adversely affect the Company’s results of operations and/or financial position in the future.

        Environmental Laws Affecting Operations and Product Design— The Company is subject to numerous laws and regulations that govern the discharge and disposal of materials into the environment. The Company’s operations and its HVAC products that involve combustion, refrigeration, air conditioning and related technologies as currently designed and applied entail the risk of future noncompliance with the evolving landscape of environmental laws regulations and industry standards. The cost of complying with the various environmental laws regulations and industry standards is likely to increase over time, and there can be no assurance that the cost of compliance, including changes to manufacturing processes and design changes to current HVAC product offerings that involve the creation of carbon dioxide or other currently unregulated compounds emitted in atmospheric combustion, or efficiency standards, will not over the long-term and in the future have a material adverse affect on the Company’s results of operations.

        Weather Conditions—The Company’s core HVAC Segment manufactures heating, ventilating and air conditioning equipment with heating products representing the bulk of the Segment’s revenues. As such, the demand for its products depends upon colder weather and benefits from extreme cold. Severe climatic changes, such as those suggested by the “global warming” phenomenon, could over time adversely affect the Company’s results of operation and financial position.

        Purchasing Practices—It has been the Company’s policy in recent years for high value commodities to aggregate purchase volumes with fewer vendors to achieve maximum cost reductions while maintaining quality and service. This policy has been effective in reducing costs but has introduced additional risk which could potentially result in short-term supply disruptions or cost increases from time to time in the future.

        Supply Disruptions and Commodity Risks—The Company uses a wide variety of materials in the manufacture of its products, such as copper, aluminum and steel, as well as electrical and mechanical components, controls, motors and other products. In connection with the purchase of major commodities, principally copper, stainless steel and aluminum for manufacturing requirements, the Company enters into commodity forward agreements to effectively hedge the cost of the commodity. This forward approach is done for a portion of the Company’s requirements, while the balance of the transactions required for these commodities are conducted in the cash or “spot” market. The forward agreements require the Company to accept delivery of the commodity in the quantities committed, at the agreed upon forward price, and within the timeframe specified. The cash or “spot” market transactions are executed at the Company’s discretion and at the current market prices. In addition to the raw material cost strategy described above, the Company enters into fixed pricing agreements for the fabrication charges necessary to convert these commodities into useable product. Management believes at present that it has adequate sources of supply for its raw materials and components (subject to the risks described above under Purchasing Practices) and has historically not had significant difficulty in obtaining the raw materials, component parts or finished goods from its suppliers. No industry Segment of the Company is dependent on a single supplier, the loss of which would have a material adverse effect on its business.

        Interest Rate Sensitivity—The Company’s borrowings are largely Libor or Prime Rate based. The Company believes that a 100 basis-point increase in its cost of funds would not have a material effect on the Company’s financial statements taken as a whole. Interest rates are nonetheless significant to the Company as a participant in the construction and capital goods industries. (See Construction Activity, Manufacturing Activity and Credit Availability above.)

        Acquisition Integration – The Company has historically grown through acquisition. Acquisitions often involve risks of integration with the parent company and may present managerial and operational challenges, which can have adverse effects on results of operations, typically when charges result from impairment of goodwill or indefinite lived intangibles or cessation of business operations from consolidations or otherwise. Acquisition integration also often requires considerable diversion of management attention, difficulty in integrating management resource planning and financial control systems, increased risk of contingent or unknown liabilities and potential disputes with sellers of the acquired companies. Expected cost savings from strategic acquisitions may not be realized or achieved within the timeframe initially expected.

        Retention of Qualified Personnel – The Company does not operate with multiple levels of management. It is relatively “flat” organizationally and while we perceive this as a strength overall, it does subject the Company to the risks associated with the separation from the Company of critical managers for whatever reason. From time to time, there may be a shortage of skilled labor, which may make it more difficult and expensive for the Company to attract and retain qualified employees.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

        Financial Reporting Release No. 60, released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The following is a brief discussion of the Company’s more significant accounting policies.

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to revenue recognition, accounts receivable valuations, inventory valuations, goodwill valuation, intangible asset valuations, warranty costs, product liability costs, environmental reserves, workers compensation claims reserves, health care claims reserves, investments, and accounting for income taxes and the realization of deferred tax assets. Actual amounts could differ significantly from these estimates.

        Our critical accounting policies and significant estimates and assumptions are described in more detail as follows:

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

Inventory

        The Company values its inventory at the lower of cost to purchase and/or manufacture the inventory, principally determined on the last-in, first-out (“LIFO”) method, or the current estimated market value of the inventory. The Company periodically reviews inventory quantities on hand and records a provision for excess and/or obsolete inventory based primarily on its estimated forecast of product demand, as well as based on historical usage. A significant decrease in demand for the Company’s products or technological changes in the industries in which the Company operates could result in an increase of excess or obsolete inventory quantities on hand, requiring adjustments to the value of the Company’s inventories.

Revenue Recognition

        The Company’s revenue recognition activities relate almost entirely to the manufacture and sale of heating, ventilating and air conditioning (HVAC) equipment and metal forming equipment. Under generally accepted accounting principles, revenues are considered to have been earned when the Company has substantially accomplished what it must do to be entitled to the benefits represented by the revenues. With respect to sales of the Company’s HVAC or metal forming equipment, the following criteria represent preconditions to the recognition of revenue:

* persuasive evidence of an arrangement must exist; * delivery has occurred or services rendered; * the sales price to the customer is fixed or determinable; and * collection is reasonably assured.

Investments

        As discussed more fully in Note 6 to the Consolidated Financial Statements, the Company has certain investments in CareCentric, Inc. (CareCentric) which it has historically accounted for by the equity method. On March 29, 2002, the Company transferred certain voting rights to John E. Reed, its Chairman and CEO, in the context of a refinancing transaction under which both the Company and John E. Reed invested additional monies in CareCentric. As a result of the transfer of votes, the Company determined that it no longer had “significant influence” relative to CareCentric, as defined in APB 18 and EITF 98-13, and, accordingly, adopted the cost method of accounting for its investments in CareCentric subsequent to that date. The Company is currently evaluating the requirements of FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), as they relate to its investments in CareCentric, as more fully explained in Note 1 to the accompanying Financial Statements.

Warranty

        The Company provides for the estimated cost of product warranties at the time revenue is recognized based upon estimated costs, historical and industry experience, and anticipated in-warranty failure rates. While the Company engages in product quality programs and processes, the Company’s warranty obligation is affected by product failure rates, and repair or replacement costs incurred in correcting a product failure. Should actual product failure rates or repair or replacement costs differ from estimates based on historical experience, revisions to the estimated warranty liability may be required.

Health Care Claim Reserves

        The Company self-insures a substantial portion of the health benefits provided for its employees and maintains reserves in this regard. The Company relies upon a recognized actuarial consulting firm to help it set and maintain these reserves.

Workers Compensation Claims Reserves

        The Company provides workers compensation coverage principally through commercial insurance carriers using “high deductible” programs, which require the Company to reserve for and pay a high proportion of its workers compensation claims payable. The Company relies upon the expertise of its insurance carriers and its own historical experience in setting the reserves related to these claims.

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

        The Company completed the first step of the transitional goodwill impairment test during the six months ended June 30, 2002 based on the amount of goodwill as of the beginning of fiscal year 2002, as required by FAS No. 142. The Company performed a valuation to determine the fair value of each of the reporting units. Based on the results of the first step of the transitional goodwill impairment test, the Company determined that goodwill impairment existed as of January 1, 2002, in the Company’s Metal Forming Segment, which the Company has determined constitutes a “reporting unit” under FAS 142. The Company completed undertaking the second step of the transitional goodwill impairment test in 2002 and reported a charge for goodwill impairment as explained more fully in Note 1 to the accompanying Consolidated Financial Statements, net of a related tax benefit, of $29,334,000.

        The Company performed an annual impairment test in accordance with FAS 142 as of December 31, 2003 for both its HVAC Segment and its Metal Forming Segment. The analysis under step one of FAS 142 indicated impairment of goodwill existed in the Metal Forming Segment as of December 31, 2003 and computations done in accordance with step two of FAS 142 indicated that all of this Segment’s remaining goodwill of $9,975,000 was impaired and is reported accordingly in the accompanying financial statements under the heading Goodwill Impairment. The related tax benefit of $420,000, which is included in Income Taxes Benefit (expense), is substantially lower than what would be expected on the basis of statutory rates due to the fact that the majority of the goodwill impairment has a zero basis for tax purposes as a result of having been acquired in stock rather than asset purchase transaction. Goodwill acquired in a stock rather than asset transaction generally carries a zero basis for tax purposes.

Accounting for Income Taxes

        The preparation of the Company’s Consolidated Financial Statements requires it to estimate its income taxes in each of the jurisdictions in which it operates, including those outside the United States which may be subject to certain risks that ordinarily would not be expected in the United States. The income tax accounting process involves estimating its actual current exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation and equity method gains and losses, for tax and accounting purposes. These differences result in the recognition of deferred tax assets and liabilities. The Company must then record a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, it may need to adjust its valuation allowance which could materially impact its financial position and results of operations.

IMPACT OF INFLATION

        The very moderate inflationary trend of the past several years has been such that no discernable effect on the Company’s results of operations can be attributed to inflation. If the rate of inflation climbs, with concurrent interest rate increases, the Company expects that the construction markets and the capital goods market will be adversely impacted, thus potentially adversely impacting the Company’s results of operations.

NON-EXCHANGE TRADED CONTRACTS

         Not Applicable

LIQUIDITY AND CAPITAL RESOURCES

        Total Debt increased in 2003 by $10,783,000 reflecting the following:

($ 000)

Total Debt at December 31, 2002	$ 11,666
Plus: Purchase of Engel Industries, Inc. (including debt payoff)	6,360
Plus: Subsidiary Bankruptcy Expenses Paid	3,717
Plus: Other Environmental Expenses Paid	11,565
Less: Operating Cash Flow and Other Effects	(10,859)
Total Debt at December 31, 2003	$ 22,449

        The Company’s Long-Term Debt to Equity ratio at December 31, 2003 is 4.6%, up from 3.6% at December 31, 2002. As of December 31, 2003, the Company had approximately $47.5 million in remaining untapped credit capacity under its commercial bank lines of credit. The ratio of the Company’s Funded Debt (Long-Term Debt, Current Portion of Long-Term Debt plus Short-term Notes Payable) to Shareholders’ Equity was 23.5% at December 31, 2003.

        The Company believes its liquidity position at December 31, 2003 is adequate to meet foreseeable future needs. As more fully explained in Note 8 to the Consolidated Financial Statements, the Company’s commercial bank line with Fleet Bank expires on July 30, 2004. Its credit line with JPMorgan Chase Bank is an “uncommitted” facility. The Company is presently in negotiations relative to the renewal of its Fleet Bank credit facility through April 30, 2005.

        The Company has a number of contingent obligations (in addition to those related to the Met-Coil Bankruptcy and Environmental Litigation Disclosed in Unusual Events above) which can be summarized as follows:

        The Company has guaranteed the obligations of CareCentric, Inc. to Wainwright Bank & Trust Company under CareCentric’s $6 million credit line agreement with the bank, as more fully described in Notes 6 and 13 to the Consolidated Financial Statements. The outstanding balance under CareCentric’s credit line agreement was $2,125,000 at December 31, 2003 and $1,825,000 at March 31, 2004. John E. Reed, the Company’s Chairman and Chief Executive Officer, and Chairman of CareCentric, is a shareholder and director of Wainwright Bank & Trust Company.

        The Company is obligated under Indemnity Agreements executed on behalf of 23 of the Company’s Officers and Directors. Under the terms of the Agreement, the Company is contingently liable for costs which may be incurred by the Officers and Directors in connection with claims arising by reason of these individuals’ roles as Officers and Directors.

        The Company is contingently liable under standby letters of credit totaling $6,616,000 issued principally in connection with its commercial insurance coverages. The level of insurance risk which the Company absorbs under its workers compensation and comprehensive general liability (including products liability) insurance programs increased substantially after October 1, 2001, largely as a result of the effects of “September 11, 2001” on the commercial insurance marketplace. For losses occurring in the policy year ending October 1, 2004, the Company retained liability for the first $2,000,000 per occurrence of commercial general liability claims (including products liability claims), subject to an agreed aggregate. In addition, the Company retained liability for the first $250,000 per occurrence of workers compensation coverage, subject to an agreed aggregate.

        Adverse developments in any of the areas mentioned above could materially affect the Company’s results of operations in any given year.

        The Company leases several manufacturing facilities and its corporate headquarters from Related Parties, as more fully disclosed in Note 11 to the Consolidated Financial Statements.

RECENT ACCOUNTING PRONOUNCEMENTS

        The Financial Accounting Standards Board (“FASB”) issued FAS No. 145, Rescission of FAS No. 4, 44, and 64, Amendment of FAS No. 13, and Technical Corrections, effective for fiscal years beginning May 15, 2002 or later that rescinds FAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, FAS No. 64, Extinguishments of Debt made to satisfy sinking-fund requirement, and FAS No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FAS No. 4 and FAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company does not believe adopting FAS No. 145 had a material impact on its Consolidated Financial Statements.

        In July 2002, the FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. FAS No. 146 is based on the fundamental principle that a liability for a cost associated with an exit or disposal activity should be recorded when it (1) is incurred, that is, when it meets the definition of a liability in FASB Concepts Statement No. 6, Elements of Financial Statements, and (2) can be measured at fair value. The principal reason for issuing FAS No. 146 is the FASB’s belief that some liabilities for costs associated with exit or disposal activities that entities record under current accounting pronouncements, in particular EITF Issue 94-3, do not meet the definition of a liability. FAS No. 146 nullifies EITF Issue 94-3; thus, it will have a significant effect on practice because commitment to an exit or disposal plan no longer will be a sufficient basis for recording a liability for costs related to those activities. FAS No. 146 is effective for exit and disposal activities initiated after December 31, 2002. Early application is encouraged; however, previously issued financial statements may not be restated. An entity would continue to apply the provisions of EITF Issue 94-3 to an exit activity that is initiated under an exit plan that met the criteria of EITF Issue 94-3 before the entity initially applied FAS No. 146. The Company does not believe adopting FAS No. 146 had a material impact on its Consolidated Financial Statements. See Note 19 to the accompanying Consolidated Financial Statements.

        In November 2002, FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement Nos. 5, 57, and 107 and Rescission of FASB Interpretation No. 3 (FIN 45). FIN 45 clarifies the requirement of FAS No. 5, Accounting for Contingencies, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 covers guarantee contracts that have any of the following four characteristics: (a) contracts that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying obligation that is related to an asset, a liability, or an equity security of the guaranteed party (e.g., financial and market value guarantees), (b) contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity’s failure to perform under an obligation agreement (performance guarantees), (c) indemnification agreements that contingently require the indemnifying party (guarantor) to make payments to the indemnified party (guaranteed party) based on changes in an underlying obligation that is related to an asset, a liability, or an equity security of the indemnified party, such as an adverse judgment in a lawsuit or the imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law, and (d) indirect guarantees of the indebtedness of others. FIN 45 specifically excludes certain guarantee contracts from its scope. Additionally, certain guarantees are not subject to FIN 45‘s provisions for initial recognition and measurement but are subject to its disclosure requirements. The initial recognition and measurement provisions are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for our annual financial statements for the year ended December 31, 2002. See Note 13 to the accompanying Consolidated Financial Statements.

        In December 2002, the FASB issued FAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure, an amendment to FAS No. 123. This Statement amends FAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of FAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, FAS No. 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial reporting. For entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation, the transition provisions are effective for fiscal years ending after December 15, 2002. For all other companies, the disclosure provisions and the amendment to APB No. 28 are effective for interim periods beginning after December 15, 2002.

        The Company has elected to account for stock based compensation, effective with the fiscal 2003, in accordance with FAS No 148, under the “fair value method”. The Company has further elected to account for the change in accounting principle under the “Prospective Method” as described in amended paragraph 52b of FAS No. 123. The Company made no option grants, modifications of option grants, or settlement of option grants in either the period ended December 31, 2003 or the period ended December 31, 2002 and accordingly the change to the fair value method had no effect in either period on Net Income, Basic earnings per share or Diluted earnings per share. Under the “Prospective Method” any future option grants will affect net income, basic earnings per share and diluted earnings per share.

        In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. In December of 2003 FASB issued FIN 46 (R) which, among other things, deferred the consolidation requirements for existing entities until the first reporting period ending after March 15, 2004. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the impact of FIN 46 on its equity investments described in Note 6 to the accompanying Consolidated Financial Statements.

        In December 2003, the FASB issued FAS 132R Employers’ Disclosures about Pension and Other Post-retirement Benefits. This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FAS No. 87, Employers’ Accounting for Pensions, FAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and FAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in FAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original FAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The Company has adopted the disclosure provisions of FAS No. 132R. The adoption of this pronouncement did not have a material effect on the Company’s financial position, results of operations or cash flows.

        In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB 104 did not have a material effect on the Company’s financial position, results of operations and cash flows.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligation and Commercial Commitments

        The Company’s primary contractual obligations are summarized in the following table and are more fully explained in Notes 8, 11, and 13 to the Consolidated Financial Statements.

		Payments Due by Period
		(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Short Term Debt	$17,467	$17,467	$ 0	$ 0	$ 0
Long-Term Debt	4,982	596	1,113	1,128	2,145
Purchase Obligations	23,326	23,012	314	---	---
Operating Leases	9,965	3,187	3,810	2,001	967
Total Contractual Cash Obligations	$55,740	$44,262	$5,237	$3,129	$3,112

        The Company’s commercial commitments under letters of credit and guarantees are illustrated in the following table. These Standby Letters of Credit are reflected in the ‘After 5 Years’ column, as they are open-ended commitments not subject to a fixed expiration date. All guarantees may be extended by the Company for longer periods. The letters of credit totaling $6,616,000 at December 31, 2003 related principally to the Company’s commercial insurance programs, as more fully explained above and in Note 13 to the Consolidated Financial Statements. The guarantee of $6,000,000 relates to the Company’s guarantee of the obligations of CareCentric under its commercial bank secured line of credit, as more fully explained in Note 13 to the accompanying Consolidated Financial Statements.

Payments Due by Period (in thousands)

Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Standby Letters of Credit	$ 6,616	$ 0	$0	$0	$6,616
Guarantee	6,000	6,000	0	0	0
Total Commercial Commitments	$12,616	$6,000	$0	$0	$6,616

Off-Balance Sheet Obligations or Arrangements

         The Company is not a party to any off-balance sheet obligations or arrangements of which it is aware.

Item 7A. QUANTITIVE AND QUALITATIVE MARKET RISKS

        The Company does not engage in the purchase or trading of market risk sensitive instruments other than with respect to a single interest rate swap transaction entered into on February 9, 2004 whereby the Company has obtained fixed interest rate protection for approximately $14,000,000 of its bank debt. The Company does not presently have any positions with respect to hedge transactions such as forward contracts relating to currency fluctuations. No market risk sensitive instruments are held for speculative or trading purposes.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders of Mestek, Inc.

        We have audited the accompanying consolidated balance sheets of Mestek, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mestek, Inc. and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002.

/s/ Grant Thornton LLP

Boston, Massachusetts
March 30, 2004

MESTEK, INC.CONSOLIDATED
BALANCE SHEETS

As of December 31,

	2003	2002
	(Dollars in thousands)
ASSETS
Current Assets
Cash and Cash Equivalents	$ 10,273	$ 2,675
Accounts Receivable - less allowances of
$3,387 and $3,230, respectively	54,285	53,503
Inventories	55,194	60,587
Deferred Tax Asset	21,916	6,087
Income Tax Refund Receivable	4,121	---
Other Current Assets	6,691	5,285
Total Current Assets	152,480	128,137
Property and Equipment - net	62,034	56,605
Property Held for Sale	1,667	---
Deferred Tax Asset	5,140	3,701
Other Assets and Deferred Charges - net	4,742	5,786
Goodwill-net	20,607	26,072
Total Assets	$246,670	$220,301

See Accompanying Notes to Consolidated Financial Statements

MESTEK, INC.

CONSOLIDATED BALANCE SHEETS (continued)

As of December 31,

	2003	2002
	(Dollars in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short Term Notes Payable	$ 17,467	$ 6,263
Current Portion of Long-Term Debt	596	512
Accounts Payable	18,273	16,643
Accrued Compensation	8,377	8,614
Accrued Commissions	2,433	2,011
Reserve for Equity Investment Losses	6,000	6,000
Customer Deposits	9,586	6,763
Accrued Employee Benefits	8,798	8,456
Environmental Reserves	---	7,700
Liabilities Subject to Compromise	57,359	---
Other Accrued Liabilities	15,544	13,034
Total Current Liabilities	144,433	75,996
Long-Term Debt	4,386	4,891
Pension Obligation	967	558
Other Liabilities	256	45
Total Liabilities	150,042	81,490
Minority Interests	1,155	1,097
Shareholders' Equity:
Common Stock - no par, stated value $0.05 per share,
9,610,135 shares issued	479	479
Paid in Capital	15,434	15,434
Retained Earnings	90,631	133,796
Treasury Shares, at cost, 888,532 common shares	(10,101)	(10,101)
Accumulated Other Comprehensive Loss	(970)	(1,894)
Total Shareholders' Equity	95,473	137,714
Total Liabilities and Shareholders' Equity	$ 246,670	$ 220,301

See Accompanying Notes to Consolidated Financial Statements.

MESTEK, INC.CONSOLIDATED
STATEMENTS OF OPERATIONS

For the years ended December 31,

	2003	2002	2001
	(Dollars in thousands, Except Earnings Per Common Share)

Net Sales	$ 366,513	$ 373,874	$ 394,103
Cost of Goods Sold	260,447	264,543	290,427
Gross Profit	106,066	109,331	103,676
Selling Expense	52,812	53,566	53,693
General and Administrative Expense	23,881	22,022	21,549
Engineering Expense	15,279	14,992	13,068
Environmental Litigation/Remediation	53,665	18,046	2,000
Goodwill Impairment	9,975	---	---
Plant Shutdown and Other Restructuring Charges	5,239	---	1,774
Operating (Loss) Profit before Reorganization Items	(54,785)	705	11,592
Subsidiary Bankruptcy Professional Fees	5,963	---	---
Operating (Loss) Profit	(60,748)	705	11,592
Equity Loss in Investee	---	---	(14,908)
Interest Income	68	404	674
Interest Expense	(690)	(964)	(1,396)
Other Income (Expense), Net	(298)	(350)	(60)
Loss from Continuing Operations Before Income Taxes	(61,668)	(205)	(4,098)
Income Taxes Benefit (Expense)	18,503	(866)	1,465
Loss from Continuing Operations	(43,165)	(1,071)	(2,633)
Discontinued Operations (see Note 3):
Gain on Sale of Discontinued Operation	---	---	16,446
Applicable Income Tax Expense	---	---	(7,499)
Net Gain on Sale of Discontinued Operation	---	---	8,947
Cumulative Effect of a Change in Accounting Principle: (See Notes 1 and 7)
Gross Impairment (Expense)	---	(31,633)	---
Tax Benefit	---	2,299	---
Net Impairment (Expense)	---	(29,334)	---
Net (Loss) Income	($ 43,165)	($ 30,405)	$6,314
Basic (Loss) Earnings per Common Share:
Continuing Operations	($ 4.95)	($ 0.12)	($ 0.30)
Discontinued Operations	---	---	1.02
Cumulative Effect of a Change in Accounting Principle	---	(3.36)	---
Net (Loss) Income	($4.95)	($3.48)	$0.72
Basic Weighted Average Shares Outstanding	8,722	8,722	8,723
Diluted (Loss) Earnings Per Common Share
Continuing Operations	($ 4.95)	($ 0.12)	($ 0.30)
Discontinued Operations	---	---	1.02
Cumulative Effect of a Change in Accounting Principle	---	(3.36)	---
Net (Loss) Income	($ 4.95)	($ 3.48)	$0.72
Diluted Weighted Average Shares Outstanding	8,722	8,722	8,765

MESTEK, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) For the years ended December 31, 2002, 2001, and 2000
					Accumulated Other
(Dollars in Thousands)	Common Stock	Paid In Capital	Retained Earnings	Treasury Shares	Comprehensive Loss	Total

Balance - December 31, 2000	$479	$15,434	$ 157,887	($ 9,733)	($ 1,195)	$ 162,872
Net Income			6,314			6,314
Cumulative Translation Adjustment					(195)	(195)
Net Comprehensive Income						6,119
Common Stock Repurchased				(368)		(368)
Balance - December 31, 2001	$479	$15,434	$ 164,201	($ 10,101)	($ 1,390)	$ 168,623
Net Loss			(30,405)			(30,405)
Additional Minimum Liability
Defined Benefit Plan--Net of Tax					(559)	(559)
Cumulative Translation Adjustment	---	---	---	---	55	55
Net Comprehensive (Loss)				-		(30,909)
Balance - December 31, 2002	$479	$15,434	$ 133,796	($ 10,101)	($ 1,894)	$ 137,714
Net Loss			(43,165)			(43,165)
Additional Minimum Liability
Defined Benefit Plan--Net of Tax					(247)	(247)
Cumulative Translation Adjustment					1,171	1,171
Net Comprehensive (Loss)						(42,241)
Balance - December 31, 2003	$479	$15,434	$90,631	($10,101)	($970)	$95,473

See Accompanying Notes to Consolidated Financial Statements

MESTEK, INC.CONSOLIDATED
STATEMENTS OF CASH FLOWS

For the years ended December 31,

	2003	2002	2001
	(Dollars in thousands)

Cash Flows from Operating Activities:
Net (Loss) Income	($43,165)	($30,405)	$ 6,314
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Cumulative Effect of Change in Accounting Principle	---	29,334	---
Goodwill Impairment	9,975	---	---
Depreciation and Amortization	8,301	8,818	9,269
Provision for Deferred Taxes	(16,192)	(1,453)	(4,899)
Provision for Losses on Accounts
Receivable, net of write-offs and recoveries	157	(1,009)	735
Net Change in Minority Interests net of
effects of acquisitions and dispositions	58	12	47
Equity Loss in Investee	---	---	14,908
Gain on Sale of National Northeast	---	---	(16,446)
Changes in assets and liabilities net of
effects of acquisitions and dispositions:
Accounts Receivable	(663)	5,450	4,788
Inventory	6,867	4,001	5,708
Accounts Payable	1,071	(1,044)	(2,928)
Liabilities Subject to Compromise	57,359	---	---
Other Liabilities	(2,739)	12,987	(10,011)
Other Assets	(5,390)	(1,129)	3,763
Net Cash Provided by Operating Activities	15,639	25,562	11,248
Cash Flows from Investing Activities:
Disposition of National Northeast, Inc. (see Note 3)	---	---	44,619
Capital Expenditures	(13,604)	(7,526)	(2,692)
Disposition of fixed assets	223	785	---
Acquisition of Businesses (including Debt Pay Off)
and Other Assets, Net of Cash Acquired	(6,360)	---	(17,600)
Investment in CareCentric, Inc.	---	---	(1,638)
Net Cash (Used in) Provided by Investing Activities	(19,741)	(6,741)	22,689
Cash Flows from Financing Activities:
Net Borrowings (Payments) Under
Revolving Credit Agreement	11,203	(22,747)	(33,454)
Principal Payments Under Long
Term Debt Obligations	(674)	(1,281)	(22)
Proceeds from Issuance of Long Term Debt	---	5,512	---
Repurchase of Common Stock	---	---	(368)
Net Cash Provided by (Used In) Financing Activities	10,529	(18,516)	(33,844)
Net Increase in Cash and Cash Equivalents	6,427	305	93
Translation effect on cash	1,171	55	(195)
Cash and Cash Equivalents - Beginning of Year	2,675	2,315	2,417
Cash and Cash Equivalents - End of Year	$ 10,273	$ 2,675	$ 2,315

See Accompanying Notes to Consolidated Financial Statements.

MESTEK, INC.NOTES
TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The Consolidated Financial Statements include the accounts of Mestek, Inc. (Mestek) and its majority owned subsidiaries (collectively the “Company”). All material inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, the financial statements include all material adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to revenue recognition, accounts receivable valuations, inventory valuations, goodwill valuation, intangible asset valuations, warranty costs, product liability costs, environmental reserves, workers compensation claims reserves, health care claims reserves, investments, accounting for income taxes and the realization of deferred tax assets. Actual amounts could differ significantly from these estimates.

Revenue Recognition

        The Company’s revenue recognition activities relate almost entirely to the manufacture and sale of heating, ventilating and air conditioning (HVAC) equipment and metal forming equipment. Under generally accepted accounting principles, revenues are considered to have been earned when the Company has substantially accomplished what it must do to be entitled to the benefits represented by the revenues. With respect to sales of the Company’s HVAC or metal forming equipment, the following criteria represent preconditions to the recognition of revenue:

* persuasive evidence of an arrangement must exist; * delivery has occurred or services rendered; * the sales price to the customer is fixed or determinable; and * collection is reasonably assured.

Cash Equivalents

        The Company considers all highly liquid investments with a maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents include investments in an institutional money market fund, which invests in U.S. Treasury bills, notes and bonds, and/or repurchase agreements, backed by such obligations.

Accounts Receivable

        Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on specific analysis of accounts in the receivable portfolio and historical write-off experience.

Inventories

        Inventories are valued at the lower of cost or market. Cost of inventories is principally determined by the last-in, first-out (LIFO) method. Approximately 77% and 84% of the cost of inventories were determined on the basis of the LIFO method for the years ended December 31, 2003 and 2002, respectively.

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

Goodwill

        Through December 31, 2001, the Company amortized Goodwill on the straight-line basis over the estimated period to be benefited, typically 25 years. The Company continually evaluated the carrying value of Goodwill in accordance with FAS 121, Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of, prior to December 31, 2001. Any impairments are recognized in accordance with the appropriate accounting standards.

        The Financial Accounting Standards Board (FASB) issued FAS 141, Business Combinations and FAS 142, Goodwill and Intangible Assets in 2001. FAS 141 was effective for all business combinations completed after June 30, 2001. FAS 142 was effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement applied to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of FAS 142. Major provisions of these Statements and their effective dates for the Company are as follows: (i) all business combinations initiated after June 30, 2001 must use the purchase method of accounting (the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001) (ii) intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability, (iii) goodwill and intangible assets with indefinite lives acquired after June 30, 2001 will not be amortized, (iv) effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives are no longer subject to amortization, (v) effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator, and (vi) all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

        Accordingly, the Company ceased recording amortization of goodwill and intangible assets with indefinite lives effective January 1, 2002. In addition, the Company completed the first step of the transitional goodwill impairment test based on the amount of goodwill as of the beginning of fiscal year 2002, as required by FAS 142. The Company performed a valuation to determine the fair value of each of the reporting units. Based on the results of the first step of the transitional goodwill impairment test, the Company determined that goodwill impairment existed as of January 1, 2002, in the Company’s Metal Forming Segment, which the Company determined constituted a “reporting unit” under FAS 142.

        The Company’s analysis under the second step of FAS 142 indicated that the Metal Forming Segment’s goodwill was impaired as of January 1, 2002 in the amount of $31,633,000 as reflected in the accompanying Statement of Operations for the year ended December 31, 2002. The related tax benefit, $2,299,000, is substantially lower than what would be expected on the basis of statutory rates due to the fact that the majority of the goodwill impaired has a zero basis for tax purposes as a result of having been acquired in stock rather than asset purchase transactions. See Note 10 to these consolidated financial statements.

        The Company performed an annual impairment test in accordance with FAS 142 as of December 31, 2003 for both its HVAC Segment and its Metal Forming Segment. The analysis under step one of FAS 142 indicated impairment of goodwill existed in the Metal Forming Segment as of December 31, 2003 and computations done in accordance with step two of FAS 142 indicated that all of this Segment’s remaining goodwill of $9,975,000 was impaired and accordingly was written off in the accompanying financial statements under the heading “Goodwill Impairment”. The related tax benefit of $420,000, which is included in Income Taxes Benefit (expense), is substantially lower than what would be expected on the basis of statutory rates due to the fact that the majority of the goodwill impairment has a zero basis for tax purposes as a result of having been acquired in stock rather than asset purchase transactions. Goodwill acquired in a stock rather than asset transaction generally carries a zero basis for tax purposes. No impairment was noted in the HVAC Segment.

        The acquisition of the stock of Engel Industries, Inc. on August 29, 2003, as more fully described in Note 2, resulted in goodwill of approximately $4.2 million, which, in accordance with FAS 142, was included in the Goodwill Impairment assessment described above.

        Accumulated amortization (including goodwill impairments) of goodwill and other intangibles was $50,289,000 and $40,083,000 at December 31, 2003 and 2002, respectively. See Note 7 to these consolidated financial statements.

Advertising Expense

        Advertising costs are charged to operations as incurred. Such charges aggregated $5,022,000, $5,039,000, and $5,184,000, for the years ended December 31, 2003, 2002, and 2001, respectively.

Research and Development Expense

        Research and development expenses are charged to operations as incurred. Such charges aggregated $5,746,000, $5,332,000, and $4,977,000, for the years-ended December 31, 2003, 2002, and 2001, respectively.

Treasury Shares

        Common stock held in the Company’s treasury has been recorded at cost.

Earnings per Common Share

        Basic earnings per share have been computed using the weighted average number of common shares outstanding. Common stock options of the Company, as more fully described in Note 17, were considered in the computation of diluted earnings per share, except when such effect would be antidilutive.

        Through December 31, 2002 the Company had accounted for stock based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“FAS No. 123”). As permitted by the statement, the Company has chosen to continue to account for stock-based compensations using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25. Accordingly, no compensation expense has been recognized for its stock-based compensation plan.

        Beginning January 1, 2003 the Company has elected to account for stock based compensation in accordance with FAS No 148, Accounting for Stock-Based Compensation — Transition and Disclosure, under the “fair value method”. The Company has further elected to account for the change in accounting principle under the “Prospective Method” as described in amended paragraph 52b of FAS No. 123. The Company made no option grants, modifications of option grants, or settlement of option grants in either the period ended December 31, 2003 or period ended December 31, 2002 and accordingly the change to the fair value method had no effect in either period on Net Income, Basic earnings per share or Diluted earnings per share. Under the “Prospective Method” any future option grants will affect Net Income, Basic earnings per share and Diluted earnings per share.

        Had the fair value method of accounting been applied to the Company’s stock option plan for options granted prior to January 1, 2003, with compensation cost for the Plan determined on the basis of the fair value of the options at the grant date, the Company’s net income and earnings per share would have been as follows (in thousands except EPS data):

                                                                            Years Ended
                                                    December 31,           December 31,           December 31
                                                   2003             2002              2001

     Net (loss) income - as reported               ($43,165)               ($30,405)                  $6,314
     Net (loss) income - pro forma                 ($43,236)               ($30,541)                  $6,215

     Basic (Loss) Earnings per share - as reported   ($4.95)                 ($3.48)                   $0.72
     (Loss) Earnings per share - pro forma           ($4.96)                 ($3.50)                   $0.71

        The application of FAS 123 for pro forma disclosure may not be representative of future effects of applying the statement.

Currency Translation

        Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at exchange rates prevailing on the balance sheet date. The Statement of Operations is translated at average exchange rates. Net foreign currency transactions are reported in the results of operations in U.S. dollars at average exchange rates. Adjustments resulting from the translation of financial statements are excluded from the determination of income and are accumulated in a separate component of shareholders’ equity.

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

Other Comprehensive (Loss) Income

        For the years ended December 31, 2003, 2002, and 2001, respectively, the components of Other Comprehensive (Loss) Income consisted of foreign currency translation adjustments and an additional minimum liability from a defined benefit pension plan, as more fully explained in Note 12 to these consolidated financial statements.

        The components of accumulated other comprehensive loss (net of tax) at December 31:

                                                        2003      2002
                                                              (in thousands)

Cumulative Translation Adjustment                     ($164)            ($1,335)
Additional Minimum Liability Defined Benefit Plan      (806)               (559)

         Accumulated Other Comprehensive Loss         ($970)            ($1,894)

Reclassification

        Reclassifications are made periodically to previously issued financial statements to conform to the current year presentation.

New Accounting Pronouncements

        The FASB issued FAS No. 145, Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS No. 13, and Technical Corrections, effective for fiscal years beginning May 15, 2002 or later that rescinds FAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, FAS No. 64, Extinguishments Of Debt Made To Satisfy Sinking-Fund Requirement, and FAS No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FAS No. 4 and FAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company does not believe adopting FAS No. 145 had a material impact on its Consolidated Financial Statements.

        In July 2002, the FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which relates to accounting for plant shutdowns, restructuring and other such costs. FAS No. 146 is based on the fundamental principle that a liability for a cost associated with an exit or disposal activity should be recorded when it (1) is incurred, that is, when it meets the definition of a liability in FASB Concepts Statement No. 6, Elements of Financial Statements, and (2) can be measured at fair value. The principal reason for issuing FAS No. 146 is the FASB’s belief that some liabilities for costs associated with exit or disposal activities that entities record under current accounting pronouncements, in particular EITF Issue 94-3, do not meet the definition of a liability. FAS No. 146 nullifies EITF Issue 94-3; thus, it will have a significant effect on practice because commitment to an exit or disposal plan no longer will be a sufficient basis for recording a liability for costs related to those activities. FAS No. 146 is effective for exit and disposal activities initiated after December 31, 2002. Early application is encouraged; however, previously issued financial statements may not be restated. An entity would continue to apply the provisions of EITF Issue 94-3 to an exit activity that is initiated under an exit plan that met the criteria of EITF Issue 94-3 before the entity initially applied FAS No. 146. The Company does not believe adopting FAS No. 146 had a material impact on its Consolidated Financial Statements. See Note 19 to these consolidated financial statements.

        In November 2002, FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement No. 5, 57, and 107 and Rescission of FASB Interpretation No. 3 (FIN 45). FIN 45 clarifies the requirement of FAS No. 5, Accounting for Contingencies, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 covers guarantee contracts that have any of the following four characteristics: (a) contracts that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying obligation that is related to an asset, a liability, or an equity security of the guaranteed party (e.g., financial and market value guarantees), (b) contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity’s failure to perform under an obligation agreement (performance guarantees), (c) indemnification agreements that contingently require the indemnifying party (guarantor) to make payments to the indemnified party (guaranteed party) based on changes in an underlying obligation that is related to an asset, a liability, or an equity security of the indemnified party, such as an adverse judgment in a lawsuit or the imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law, and (d) indirect guarantees of the indebtedness of others. FIN 45 specifically excludes certain guarantee contracts from its scope. Additionally, certain guarantees are not subject to FIN 45‘s provisions for initial recognition and measurement, but are subject to its disclosure requirements. The initial recognition and measurement provisions are effective for guarantees issued or modified after December 31, 2002. See Note 13 to these consolidated financial statements.

        In December 2002, the FASB issued FAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure, an amendment to FAS No. 123. This Statement amends FAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of FAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, FAS No. 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial reporting. For entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation, the transition provisions are effective for fiscal years ending after December 15, 2002. For all other companies, the disclosure provisions and the amendment to APB No. 28 are effective for interim periods beginning after December 15, 2002.

        The Company has elected to account for stock based compensation, effective with fiscal 2003, in accordance with FAS No 148, under the “fair value method”. The Company has further elected to account for the change in accounting principle under the “Prospective Method” as described in amended paragraph 52b of FAS No. 123. The Company made no option grants, modifications of option grants, or settlement of option grants in either the period ended December 31, 2003 or the period ended December 31, 2002 and accordingly the change to the fair value method had no effect in either period on Net Income, Basic earnings per share or Diluted earnings per share. Under the “Prospective Method” any future option grants will affect Net Income, Basic earnings per share and Diluted earnings per share.

        In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. In December of 2003 FASB issued FIN 46 (R) which, among other things, deferred the consolidation requirements for existing entities until the first reporting period ending after March 15, 2004. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the impact of FIN 46 on its equity investments described in Note 6 to these consolidated financial statements.

        In December 2003, FASB issued FAS No. 132R, Employers’ Disclosures about Pensions and other Post-retirement Benefits. This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FAS No. 87, Employers’ Accounting for Pensions, FAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and FAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in FAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original FAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The Company has adopted the disclosure provisions of FAS No. 132R. The adoption of this pronouncement did not have a material effect on the Company’s financial position, results of operations or cash flows.

        In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB 104 did not have a material effect on the Company’s financial position, results of operations and cash flows.

2. BUSINESS ACQUISITIONS

        On August 29, 2003 the Company acquired 100% of the outstanding capital stock of Engel Industries, Inc., (“Engel”), a St. Louis, MO based manufacturer of metal forming equipment for the HVAC industry and other industrial forming users. The price paid for the stock was approximately $5,687,000 after final adjustments and included goodwill of approximately $4,200,000. Engel is reflected herein in the Company’s Metal Forming Segment.

        On December 31, 2001, the Company acquired substantially all of the operating assets and certain liabilities of The King Company, (“King”), a subsidiary of United Dominion Industries, based in Bishopville, SC, and Owatonna, MN. King manufactures industrial heating and specialty refrigeration and ventilation products complementary to certain of the Company’s other industrial HVAC product lines. The purchase price paid, net of liabilities assumed, was $4 million and included no goodwill. The Company accounted for the transaction under the purchase method of accounting.

        On July 2, 2001 the Company, through its wholly owned subsidiary, Formtek, Inc., acquired 100% of the outstanding common stock of SNS Properties, Inc. (“SNS”), an OH corporation based in Warrensville Heights, OH. SNS, through its Yoder, Krasny Kaplan and Mentor AGVS businesses, manufactures sophisticated metal forming equipment, tube mills, pipe mills, custom engineered material handling equipment, and automated guided vehicle systems for the global market. The purchase price paid for the stock was $12.5 million and included $7.7 million in goodwill. The Company also acquired a related manufacturing plant in Bedford Heights, OH for $1.1 million. The Company accounted for the transaction under the purchase method of accounting. SNS is reflected in the Company’s Metal Forming Segment.

3. BUSINESS DISPOSITIONS

        On January 9, 2001 the Company completed the sale of its subsidiary, National Northeast Corporation (“National”), an aluminum extruder and heat sink fabricator, to Alpha Technologies Group, Inc. (“Alpha”) for a total cash consideration of $49.9 million. The Company’s net pre-tax gain, after accounting for the minority interest and related costs of sale, was approximately $16.4 million. The Income Tax Expense recorded in respect of the gain is higher than would be suggested by applying statutory rates to the gain recorded for accounting purposes due principally to the fact that, as part of the agreement for sale, the Company agreed to make on behalf of Alpha an election under Internal Revenue Code Section 338(h)10 which requires that the Company treat the transaction for tax purposes as a deemed sale of 100% of National’s assets, the negative tax consequences of which inure to the Company. The Company has accounted for the transaction as a Gain on Disposal of Discontinued Operations in accordance with APB30.

        The sale of National is separately reported in accordance with APB30 in the accompanying Consolidated Statements of Income for the year 2001 under the heading Discontinued Operations.

4. INVENTORIES

        Inventories consisted of the following at December 31:

                                                   2003                   2002
                                                                 (in thousands)

         Finished Goods                            $ 13,866                      $ 16,699
         Work-in-progress                            18,064                        18,908
         Raw materials                               31,269                        32,236
                                                     63,199                        67,843
         Less provision for LIFO
           method of valuation                       (8,005)                       (7,256)
                                                   $ 55,194                      $ 60,587

5. PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following at December 31:

			Depreciation and Amortization Est.
	2003	2002	Useful Lives
	(in thousands)
Land	$ 4,929	$ 4,577
Buildings	30,831	26,027	19-39 Years
Leasehold Improvements	5,033	4,879	15-39 Years
Equipment	103,499	95,671	3-10 Years
	144,292	131,154
Accumulated Depreciation	(82,258)	(74,549)
	$62,034	$ 56,605

        The above amounts include $4,714,000 and $1,340,000 at December 31, 2003 and 2002, respectively, in assets that had not yet been placed in service by the Company. No depreciation was recorded in the related periods for these assets.

        Depreciation and amortization expense related to continuing operations was $8,301,000, $8,818,000 and $9,269,000, for the years ended December 31, 2003, 2002, and 2001, respectively.

6. INVESTMENTS

CareCentric, Inc. (“CareCentric”):

        The Company has certain equity and debt investments in CareCentric, Inc., a healthcare software company based in Atlanta, GA. Prior to March 2002, the Company had accounted for this investment under the Equity Method of Accounting. In March of 2002, the Company made an offer proposing to make available to CareCentric up to $1.1 million of short-term financing to assist CareCentric with its near term working capital needs. Coincident with Mestek’s offer, John E. Reed, Mestek’s Chairman and CEO, made an offer proposing to make available to CareCentric approximately $900,000 of short-term financing as well. In connection with these offers, the Company transferred to John E. Reed, effective March 29, 2002, certain of its voting and other rights associated with the Series B Preferred Stock of CareCentric held by the Company. As a result of this transfer, the Company no longer has significant influence over CareCentric and, accordingly, has discontinued accounting for this investment under the Equity Method of Accounting subsequent to March 29, 2002.

        Pursuant to the offer made by the Company in March, on July 1, 2002, the Company exchanged certain investments in CareCentric, Inc. for certain other securities pursuant to a Re-capitalization and Refinancing Transaction (the “Transaction”) approved by the shareholders of CareCentric on June 6, 2002 and the Board of Directors of Mestek on April 15, 2002. As a result of the Transaction, the Company agreed to extend its guaranty of CareCentric’s $6.0 million line of credit from Wainwright Bank and Trust Company until June 30, 2003 (now extended through May 1, 2004) and surrendered or canceled the following:(i) a warrant to purchase 104,712 shares of common stock of CareCentric; (ii) two short term notes totaling $884,883 from CareCentric; (iii) two interest notes totaling $1,059,059; (iv) 850,000 shares of CareCentric Series C Preferred stock with 170,000 votes attributable thereto; (v) the obligation to repay $1,092,000 advanced to CareCentric; (vi) the obligation to repay $114,117 advanced to CareCentric; and (vii) options to purchase up to 159,573 shares of common stock of CareCentric. In exchange for the foregoing, the Company received the following: (i) a secured, subordinated, convertible term promissory note (the “Promissory Note”) in the amount of $4,000,000 convertible into common stock of CareCentric at $1.00 per share and bearing interest at 6.25% per annum and maturing on July 1, 2007; (ii) a convertibility feature on the Company’s existing 5,600,000 shares of CareCentric Series B Preferred Stock, convertible at an exchange rate of 1.072 shares of common stock for each share of Series B Preferred Stock; and (iii) 890,396 existing warrants re-priced to purchase CareCentric common stock at $1.00 per share, for a period extended until June 15, 2004. Except for cash advances made in the second quarter of 2002 totaling $963,000, and $129,000 advanced on July 1, 2002, (which advances have now been re-financed as part of the Promissory Note), the above assets were carried on the Company’s balance sheet as of June 30, 2002 at a zero valuation, reflecting the effect of cumulative equity method losses. Accordingly, the Promissory Note will be carried for accounting purposes at a basis of $1,092,000, reflecting the cash advances noted above. The Company continues to monitor these advances for collectibility and make any valuation adjustments appropriate in accordance with the FAS No. 114, Accounting by Creditors for Impairment of a Loan. See also Note 13 to these consolidated financial statements.

        Pursuant to the offer made by John E. Reed in March of 2002, on July 1, 2002, John E. Reed exchanged certain investments in CareCentric, Inc. for certain other securities pursuant to the Transaction described above. As a result of the Transaction, John E. Reed surrendered certain notes receivable and other advances totaling approximately $3.555 million and received in return a $3.555 million secured convertible note maturing on July 1, 2007 and bearing interest at 6.25% per annum. The conversion feature reflects an exercise price of $1 per share of CareCentric common stock. In addition, 398,406 shares of CareCentric’s Series D Preferred Stock held by Mr. Reed were made convertible into CareCentric common stock at an exchange rate of 2.51 shares of common stock per share of Series D Preferred Stock. The Company’s Promissory Note, described in the previous paragraph, is subordinated to the $3,555,000 facility owed by CareCentric to John E. Reed and also to a $600,000 Note payable to an unrelated third party.

The H. B. Smith Company, Inc. (HBS):

        Prior to June 27, 2003 the Company held an investment in HBS common stock which was sold on June 27, 2003 for $103,413 and a gain in this amount was recorded in connection with the sale. The Company’s note receivable from HBS, carried at a value of $1,264,000 as of December 31, 2002, was purchased by HBS on June 30, 2003 for $1,264,000. No gain or loss was recorded on the disposition of the note. The Company purchases certain products from HBS under a Supply Agreement and purchases and provides certain services from and to HBS under a Manufacturing Agreement, both through a subsidiary.

7. GOODWILL AND OTHER INTANGIBLE ASSETS – ADOPTION OF FAS 142

        As explained more fully in Note 1, the Company ceased amortization of goodwill and intangible assets with indefinite lives effective January 1, 2002. The following table presents net income on an adjusted basis by adding back goodwill amortization, which had primarily been recorded as a cost of sale item, to get Adjusted Net Income. As discussed in Note 1, in 2003 and 2002, the Company recorded Goodwill impairment charges in the Metal Forming reporting unit. These charges are reflected in the 2003 & 2002 “adjusted net income” line.

                                                         For the Period Ended
                                                              December 31,
                                                  2003             2002              2001
                                  (dollars in thousands, except for earnings per share amounts)

Reported Net (Loss) Income                   ($43,165)           ($30,405)           $6,314
Add back:  Goodwill Amortization                ---                  ---              1,340
Adjusted Net (Loss) Income                   ($43,165)           ($30,405)           $7,654

Basic (Loss) Earning per Share                 ($4.95)             ($3.48)            $0.72
Add back:  Goodwill Amortization                ---                ---                 0.15
     Adjusted Net (Loss) Income                ($4.95)             ($3.48)            $0.87

Diluted (Loss) Earning per Share               ($4.95)             ($3.48)            $0.72
Add back:  Goodwill Amortization                ---                   ---              0.15
Adjusted Net (Loss) Income                     ($4.95)             ($3.48)            $0.87

8. DEBT

Short-term Debt:

        Short-term debt consisted of the following at December 31:

	2003	2002
	(in thousands)

Revolving Loan Agreement	$17,467	$ 763
Notes Payable	---	5,500
	$17,467	$6,263

        Revolving Loan Agreement – The Company has a Revolving Loan Agreement and Letter of Credit Facility (the Agreement) with Fleet Bank. The Agreement has been amended and extended through July 30, 2004. The Company is presently in negotiation relative to the renewal of the facility. The Agreement, as amended, provides $50 million of unsecured revolving credit including $10 million of standby letter of credit capacity. Borrowings under the Agreement bear interest at a floating rate based on the bank’s prime rate less one and three quarters percent (1.75%) or, at the discretion of the borrower, LIBOR plus a quoted market factor or, alternatively, in lieu of the prime based rate, a rate based on the overnight Federal Funds Rate. The Agreement contains financial covenants, which require that the Company maintain ratios, relating to interest coverage and leverage. As a result of the Environmental Litigation and Remediation Reserve, and the related subsidiary bankruptcy, as more fully described in Notes 13 and 18 to the Consolidated Financial Statements, the Company was in technical violation of the aforementioned financial covenants as of December 31, 2003. Fleet Bank has agreed to waive this violation. This Agreement also contains restrictions regarding the creation of indebtedness, the occurrence of mergers or consolidations, the sale of subsidiary stock and the payment of dividends in excess of 50 percent (50%) of net income. The Company has outstanding at December 31, 2003, $6,616,000 in standby letters of credit issued principally in connection with its commercial insurance programs.

        Notes Payable — The Company has an unsecured uncommitted Demand Loan Facility with a second commercial bank, JP Morgan Chase, in the amount of $15 million under which the Company can borrow on a LIBOR basis. The facility has been renewed through June 30, 2004. No balances were outstanding under the facility at December 31, 2003 or December 31, 2002.

        The Company’s subsidiary, Met-Coil Systems Corporation, borrowed $5.5 million from MB Financial Corporation, a commercial bank, on July 26, 2002 in connection with the settlement of an environmental litigation matter described in more detail in Note 13. Fleet Bank provided a letter of credit in support of this loan which was drawn upon in full by MB Financial Corporation on September 8, 2003 in connection with the Chapter 11 filing of Met-Coil which is described in more detail in Note 18 to these consolidated financial statements.

Long-term Debt:

        Long-term debt consisted of the following at December 31:

                                                         2003                       2002
                                                                  (in thousands)

              Industrial Development Bond             $  4,771                   $  5,403
              Other Bonds and Notes Payable                211                       ---
                                                         4,982                      5,403
              Less Current Maturities                     (596)                      (512)
                                                        $4,386                     $4,891

        Industrial Development Bond – On April 19, 2002, the Company’s subsidiary, Boyertown Foundry Company, Inc. (BFC), borrowed $5,512,490 under a note issued through the Berks County Industrial Development Authority in Berks County, PA in connection with a project to upgrade BFC’s foundry equipment in Boyertown, PA. The note bearing interest at 4.93% per annum, matures on April 19, 2012, and is payable in equal monthly payments of principal and interest over the term of the loan. The note is secured by a Loan and Security Agreement under which the equipment purchased by BFC with the loan proceeds is pledged as security for the note. The note is expected to be a ‘Qualified small Issue Bond’ under Section 144 (a)(12) of the Internal Revenue Code, entitling the holder to tax exempt treatment on the interest. In the event the note is found to be not in compliance with Section 144 (a)(12), the interest rate on the note may increased.

        Maturities of debt in each of the next five years and thereafter are as follows in thousands:

                                   Short-term           Long-term
                                     Debt                Debt            Total

               2004                $17,467                $596        $18,063
               2005                                        589            589
               2006                                        524            524
               2007                                        550            550
               2008                                        578            578
               Thereafter                                2,145          2,145

                   Total           $17,467              $4,982       $ 22,449

        The fair value of the Company’s long-term debt is estimated based on the current interest rates offered to the Company for debt of the same remaining maturities. Management believes the carrying value of debt and the contractual values of the outstanding letters of credit approximate their fair values as of December 31, 2003.

        Cash paid for interest was $623,000, $969,000, and $1,396,000 during the years ended December 31, 2003, 2002, and 2001, respectively.

9. SHAREHOLDERS’ EQUITY

        Mestek has authorized common stock of 20,000,000 shares with no par value, and a stated value of $0.05 per share. As of December 31, 2003, John E. Reed, Chairman and CEO of Mestek, and Stewart B. Reed, a director of Mestek and son of John E. Reed, together beneficially own a majority of the outstanding shares of Mestek’s common stock.

        Mestek’s Articles of Incorporation authorize 10,000,000 shares of a preferred stock (the Preferred Stock). As of December 31, 2003 and 2002 no shares of the Preferred Stock have been issued.

10. INCOME TAXES

        Income tax expense from continuing operations consisted of the following:

                                              2003              2002                 2001
                                                           (in thousands)
Federal Income Tax:
                  Current                 ($ 4,121)           $  784              $ 2,325
                  Deferred                 (14,368)           (1,386)              (4,240)
State Income Tax:
                  Current                    1,049               902                  552
                  Deferred                  (1,376)              (41)                (948)
Foreign Income Tax:
                  Current                      761               633                  557
                  Deferred                    (448)              (26)                 289
         Income Tax Expense (Benefit)     ($18,503)             $866              ($1,465)

        Income tax expense from discontinued operations was $7,499,000 for 2001. There were no discontinued operations in 2003 or 2002. Discontinued operations are discussed at greater length in Note 3. Income tax benefit from a change in accounting method in 2002 was $2,299,000. The change in accounting method for goodwill is discussed at greater length in Note 1. Income from Continuing Operations before income taxes included foreign income of $1,559,000, $1,689,000, and $1,505,000 in 2003, 2002, and 2001, respectively.

        Total income tax expense from continuing operations differed from “expected ” income tax expense, computed by applying the U.S. federal income tax rate of 35% to earnings before income tax, as follows:

                                                        2003         2002           2001
                                                                  (in thousands)

Computed "expected" income tax (benefit) expense     ($21,584)       ($72)        ($1,434)
State income tax, net of federal tax benefit               21         767            (11)
Foreign tax rate differential                            (172)       (186)            47
Goodwill Impairment - permanent portion                 3,089         ---           ---
Other - net                                               143         357            (67)
Income Tax Expense (Benefit)                         ($18,503)       $866        ($1,465)

        A deferred income tax (expense) benefit results from temporary timing differences in the recognition of income and expense for income tax and financial reporting purposes. The components of and changes in the net deferred tax assets (liabilities) which give rise to this deferred income tax (expense) benefit for the year ended December 31, 2003 are as follows:

                                                                     Change in
                                                   December 31,      (Expense)    December 31,
                                                       2002           Benefit          2003
                                                                  (in thousands)

Deferred Tax Assets:
Warranty Reserve                                       $1,097           ($267)          $830
Remediation Reserve                                     3,004          15,284         18,288
Compensated Absences                                    1,028              42          1,070
Inventory Valuation                                       822              13            835
Workers Compensation Reserve                             ---              531            531
Equity Losses in Investee                               5,734            ---           5,734
Accounts Receivable Valuation                           1,014             329          1,343
Federal Tax Operating Loss/Credit Carryforward            401             259            660
State Tax Operating Loss/Credit
   Carryforward                                           645             301            946
Deferred Income on Sale of Assets
   to Non-consolidated Investees                          159            ---             159
Other                                                     821             846          1,667
Total Gross Deferred Tax Assets                        14,725          17,338         32,063

Deferred Tax Liabilities:
Prepaid Expenses                                       (1,019)           (221)        (1,240)
Depreciation and Amortization                          (3,918)            151         (3,767)
       Deferred Tax Liabilities                        (4,937)            (70)        (5,007)
       Net Deferred Tax Benefit                        $9,788         $17,268        $27,056

        At December 31, 2003, the Company has a Federal tax operating loss of approximately $11,800,000 which will be carried back to offset 2001 federal taxable income, resulting in a tax refund of approximately $4,100,000. At December 31, 2003, the Company has foreign tax operating loss carry forwards of approximately $960,000 and state tax operating loss carry forwards of approximately $9,892,000, which are available to reduce future income taxes payable, subject to applicable “carry forward” rules and limitations. These losses begin to expire after the year 2009.

        Management believes it is more likely than not that the Company will have sufficient taxable income when these timing differences are reversed and that the deferred tax asset will be realized and accordingly no valuation allowance is deemed necessary.

        Cash paid for income taxes, net of refunds received, was $357,000, $3,532,000, and $10,711,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

11. LEASES

Related Party Leases

        The Company leases various manufacturing facilities and equipment from companies owned by certain officers and directors of the Company, either directly or indirectly, through affiliates. The leases generally provide that the Company will bear the cost of property taxes and insurance.

        Details of the principal operating leases with related parties as of December 31, 2003, including the effect of renewals and amendments executed subsequent to December 31, 2003, are as follows:

                                                                 Basic     Minimum
                                       Date of                   Annual    Future
                                       Lease           Term       Rent     Rentals
                                                                  (in thousands)

Sterling Realty Trust
   Land and Building-Main              11/08/00        5 years    $282      $564
   Land and Building Beacon Morris     07/01/03        5 years      80       372
   Land and Building-South Complex     01/01/94       14 years     257     1,284
   Land and Building Torrington        07/01/99     6.17 years     187       327
Rudbeek Realty Corp.
   (Farmville Location)                07/01/97     13.5 years     436     3,049
MacKeeber
   (South Windsor, CT)                 01/01/97        9 years     325       325
SNS
   (Formtek Cleveland)                 07/02/01        8 years     343       866

All Leases

        Rent expense for operating leases, including those with related parties, was $3,602,600, $3,788,000, and $3,728,000 for the years ended December 31, 2003, 2002, and 2001, respectively. Rents to related parties were approximately $1,562,000 in each of the years 2003, 2002 and 2001.

        Future minimum lease payments under all non-cancelable leases as of December 31, 2003 are as follows:

                           Year Ending December 31,                          Operating
                                                                              Leases
                                                                          (in thousands)

                                   2004                                        $3,187
                                   2005                                         2,334
                                   2006                                         1,476
                                   2007                                         1,181
                                   2008                                           820
                             Thereafter                                           967

                        Total Minimum Lease payments                           $9,965

12. EMPLOYEE BENEFIT PLANS

         Defined Contribution and 401-K Plans

        The Company maintains a qualified non-contributory profit-sharing plan (“Profit-Sharing Plan”)covering all eligible employees. Contributions to the Profit-Sharing Plan were $1,784,000, $1,513,000, and $1,383,000 for the years ended December 31, 2003, 2002, and 2001, respectively. Contributions to the Profit-Sharing Plan are defined as three percent (3%) of gross wages up to the current Old Age, Survivors, and Disability (OASDI) limit and six percent (6%) of the excess over the OASDI limit, subject to the maximum allowed under the Employee Retirement Income Security Act of 1974, (ERISA). The Profit-Sharing Plan’s vesting terms are twenty percent (20%) vesting after 3 years of service, forty percent (40%) after 4 years, sixty percent (60%) after 5 years, eighty percent (80%) after 6 years, and one hundred percent (100%) vesting after 7 years.

        The Company maintains a retirement savings plan (“Retirement Savings Plan”) qualified under Internal Revenue Code Section 401(k) for employees covered under certain collective bargaining agreements. Service eligibility requirements differ by division and collective bargaining agreement. Participants may elect to have up to fifty percent (50%) of their compensation withheld, up to the maximum allowed by the Internal Revenue Code. Participants may also elect to make after tax voluntary contributions up to an additional ten percent (10%) of their gross earnings each year within the legal limits. The Company contributes differing amounts depending upon the division’s collective bargaining agreement. Contributions are funded on a current basis. Company contributions to the Retirement Savings Plan were $445,000, $393,000, and $328,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

        The Company maintains a separate qualified 401(k) plan (“401(k) Plan”) for salaried employees not covered by a collective bargaining agreement who choose to participate. Participants may elect to have up to fifty percent (50%) of their compensation withheld, up to the maximum allowed by the Internal Revenue Code. Participants may also elect to make after tax voluntary contributions up to an additional ten percent (10%) of their gross earnings each year within the legal limits. The Company contributes $0.25 of each $1.00 deferred by participants and deposited in to the 401(k) Plan not to exceed one and one half percent (1.5%) of an employee’s compensation. The Company does not match any amounts for withholdings from participants in excess of six percent (6%) of their compensation or for any after tax voluntary contributions. Contributions are funded on a current basis. Contributions to the Plan were $655,000, $643,000, and $528,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

         Defined Benefit Plans

        The Company’s second-tier subsidiary, Met-Coil, maintained, prior to its acquisition by the Company’s subsidiary, Formtek Inc. on June 3, 2000, several defined benefit pension plans (the Met-Coil Plans) covering certain of its employees. The Met-Coil Plans were “frozen” and merged prior to the acquisition, “locking in” retirement benefits earned to that date and precluding any further benefits for future service. Due to recent adverse investment performance and reduced expectations of future investment earnings, the Met-Coil Plan’s administrator has determined that the Accumulated Benefit Obligation, the present value of future pension obligations to Met-Coil Plan participants, exceeds the fair market value of the Met-Coil Plan’s assets as of December 31, 2003 and 2002. In accordance with the requirements of FAS 87, Employers’ Accounting for Pensions, the Company has therefore recorded charges in 2003 and 2002 net of related tax benefit, to the Shareholders’ Equity section of the consolidated Balance Sheet contained herein of $205,000 and $559,000, respectively, under the heading “Additional Minimum Liability-Defined Benefit Plan”. There was no pension expense under this plan for the years ended December 31, 2003, 2002, and 2001.

        In connection with the acquisition of the assets of Airtherm Manufacturing Company and Airtherm Products, Inc. in 2000, the Company assumed certain obligations related to the defined benefit plan maintained by Airtherm, the Airtherm LLC Retirement Income Plan, prior to the acquisition date. The Airtherm LLC Retirement Income Plan was “frozen” prior to acquisition in a manner similar to the Met-Coil Plans described above. In accordance with the requirements of FAS 87, Employers’ Accounting for Pensions, the Company recorded a charge in 2003, net of related tax benefit, to the Shareholders Equity section of the Consolidated Balance Sheet contained herein of $42,000 relating to the Airtherm LLC Retirement Income Plan under the heading “Additional Minimum Liability-Defined Benefit Plan. Pension expense under the Airtherm LLC Retirement Income Plan was $0 for the year ended December 31, 2003 and $164,000 for the year ended December 31, 2002.

        The Company uses a December 31, 2003 measurement date for the Airtherm LLC Retirement Income Plan and September 30, 2003 for the Met-Coil Plan.

         Obligation and Funded Status

	Met-Coil September 30,		Airtherm December 31,
	2003	2002	2003	2002
		(in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$ 4,004	$ 3,527	$ 3,294	$ 3,096
Interest cost	272	256	209	209
Actuarial loss	466	451	219	165
Benefits paid	(240)	(230)	(194)	(176)
Benefit obligation at end of year	$ 4,502	$ 4,004	$ 3,528	$ 3,294

Change in plan assets

Fair value of plan assets at beginning of year	$ 3,625	$ 3,801	$ 3,196	$ 3,178
Actual return on plan assets	349	(3)	293	186
Employer contribution	33	57	---	7
Benefits paid	(240)	(230)	(194)	(175)
Fair value of plan assets at end of year	3,767	3,625	3,295	3,196
Funded status	(735)	(379)	(233)	(98)
Unrecognized transition (asset) obligation	(8)	(17)	---	---
Unrecognized net actuarial loss (gain)	1,273	926	76	(66)
Unrecognized prior service cost (benefit)	---	---	---	---
Net amount recognized	$ 530	$ 530	($ 157)	($ 164)

        Amounts recognized in the statement of financial position consist of:

	Met-Coil September 30,		Airtherm December 31,
	2003	2002	2003	2002
		(in thousands)
Accrued benefit cost	($ 735)	($ 379)	($ 233)	($ 164)
Accumulated other comprehensive income	1,265	909	76	---
Net amount recognized	$ 530	$ 530	($ 157)	($ 164)

        The accumulated benefit obligation for all defined benefit pension plans was $8,030,000 and $7,298,000 at December 31, 2003 and 2002, respectively.

        Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	Met-Coil September 30,		Airtherm December 31,
	2003	2002	2003	2002
		(in thousands)
Projected benefit obligation	$4,502	$4,004	$3,528	$3,294
Accumulated benefit obligation	$4,502	$4,004	$3,528	$3,294
Fair value of plan assets	$3,767	$3,625	$3,295	$3,196

         Components of Net Periodic Benefit Cost:

	Met-Coil September 30,		Airtherm December 31,
	2003	2002	2003	2002
		(in thousands)
Interest cost	$ 272	$ 256	$ 209	$ 209
Expected return on plan assets	(282)	(334)	(216)	(216)
Amortization of transition (asset) obligation	(10)	(10)	---	---
Amortization of prior service cost	4	4	---	---
Amortization of net (gain) loss	33	---	---	---
Other	(17)	84	7	171
Net periodic benefit cost	---	---	---	$ 164

         Additional Information

	Met-Coil September 30,		Airtherm December 31,
	2003	2002	2003	2002
		(in thousands)
Increase in minimum liability included
in other comprehensive income (gross)	$356	$909	$76	$---
Increase in minimum liability included
in other comprehensive income (net of tax)	$205	$559	$42	$---

         Assumptions

        Weighted-average assumptions used to determine benefit obligations at December 31

	Met-Coil September 30,		Airtherm December 31,
	2003	2002	2003	2002

Discount rate	6%	7%	6%	6.5%
Rate of compensation increase	n/a	n/a	n/a	n/a

        Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	Met-Coil September 30,		Airtherm December 31,
	2003	2002	2003	2002

Discount rate	6	7	6	6.5
Expected long-term return on plan assets	8	9	6.5	7
Rate of compensation increase	n/a	n/a	n/a	n/a

        Each plan utilizes the services of its own actuary. The actuaries apply rates of return based on historic performance of the type of investments which comprise the respective plans, and analysis of the current trends of return rates for these types of investments and the investment policy adopted by the respective plans. The expected rates are based on published surveys of expected long-term rates.

         Plan Assets

        Mestek’s frozen defined benefit pension plan weighted-average asset allocations at December 31, 2003, and 2002, by asset category are as follows:

Asset Category
	Met-Coil September 30,		Airtherm December 31,
	2003	2002	2003	2002

Equity securities	38%	38%	0%	0%
Debt securities	30%	30%	0%	0%
Real estate	0%	0%	0%	0%
Other	32%	32%	100%	100%
Total	100%	100%	100%	100%

        The Airtherm defined benefit plan is invested in a guaranteed investment contract or “guaranteed account” of a life insurance company. This contract obligates the issuer to pay an annually or semi-annually adjusted fixed rate of return on the amount invested, which itself does not appreciate or depreciate in value, other than by reason of the interest or guaranteed investment return, benefit payments or additional employer contributions. The investment strategy is to conserve the capital for the Airtherm Plan. The Met-Coil defined benefit plan has approximately 32% of its assets similarly invested, with the balance, or approximately 68% of its assets in a bank-managed portfolio of debt and equity securities. Conservation of capital with some conservative growth potential is the strategy for this plan. The Company does not expect a material level of employer contributions to the required for either of these frozen plans. Further, the Company does not expect a material change in the level of benefits to be paid in the next ten years

        The Company maintains bonus plans for its officers and other key employees. The plans generally allow for annual bonuses for individual employees based upon the operating results of related profit centers in excess of a percentage of the Company’s investment in the respective profit centers. The Company maintains an employment agreement with its chief executive officer.

        Approximately forty-one percent (41%) of the Company’s employees are covered under collective bargaining agreements, of which thirty-one percent (31%) of these employees are covered under agreements expected to be renewed in 2004.

13. COMMITMENTS AND CONTINGENCIES

        The Company is obligated under Indemnity Agreements (“Indemnity Agreements”) executed on behalf of 23 of the Company’s Officers and Directors. Under the terms of the Indemnity Agreements Agreement, the Company is contingently liable for costs which may be incurred by the Officers and Directors in connection with claims arising by reason of these individuals’ roles as Officers and Directors.

        The Company is contingently liable under standby letters of credit totaling $6,616,000 issued principally in connection with its commercial insurance coverages. The level of insurance risk which the Company absorbs under its workers compensation and comprehensive general liability (including products liability) insurance programs increased substantially after October 1, 2001, largely as a result of the effects of “September 11, 2001” on the commercial insurance marketplace. For losses occurring in the policy year ending October 1, 2004, the Company retained liability for the first $2,000,000 per occurrence of commercial general liability claims (including products liability claims), subject to an agreed aggregate. In addition, the Company retained liability for the first $250,000 per occurrence of workers compensation coverage, subject to an agreed aggregate.

        The Company is obligated as guarantor with respect to the debt of MacKeeber Associates Limited Partnership, a Connecticut limited partnership (“MacKeeber”), a related party, under an Industrial Development Bond issued in 1984 by the Connecticut Development Authority. The balance outstanding under the bond as of December 31, 2003 was $85,000. Mr. John E. Reed, Mestek’s Chairman and Chief Executive Officer, is both the general partner and a limited partner of MacKeeber.

        The Company is obligated as a guarantor with respect to certain debt of CareCentric, Inc. (formerly Simione Central Holdings, Inc. – see Note 6) to CareCentric’s primary commercial bank, Wainwright Bank & Trust Company, in the amount of $6 million. The $6 million Wainwright credit line is secured by substantially all of CareCentric’s assets. The balance outstanding under CareCentric’s credit line with Wainwright Bank & Trust Company as of December 31, 2003 was $2,125,000, a reduction of $3,447,000 since December 31, 2001. Under the Equity Method of Accounting, in December 2001, the Company accrued this guarantee of $6 million as a reserve for Equity Investment Losses. John E. Reed, the Mestek’s Chairman and Chief Executive Officer, is a shareholder and director of Wainwright Bank & Trust Company.

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

ENVIRONMENTAL DISCLOSURE

Bankruptcy and Environmental Issues Involving Releases of Hazardous Materials

        As disclosed in previous filings, the Lockformer Company (“Lockformer”), a division of the Company’s second tier subsidiary, Met-Coil Systems Corporation (“Met-Coil”), and Mestek directly (under various legal theories) are defendants in various actions relating to the alleged release and presence of trichloroethylene (TCE) contamination on and in the vicinity of Lockformer’s manufacturing facility in Lisle, IL. On August 26, 2003, Met-Coil filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) (Case No. 03-12676-MFW). Met-Coil remains in possession of its assets and properties and continues to operate its businesses and manage its properties as a “debtor-in-possession” pursuant to sections 1107(a) and 1108 of the Bankruptcy Code.

        As disclosed in previous filings, a class of residents of approximately 1,400 homes south of the Lockformer facility filed a class action complaint against Mestek and its subsidiary, Met-Coil, (Mejdrech, et al. v. The Lockformer Company, et al., filed in the United States District Court for the Northern District of Illinois, the “Mejdrech Class Action”) alleging property damage by reason of contamination of soils, groundwater and in some cases private drinking water wells. Mestek and Met-Coil have entered into a letter agreement (the “Letter Agreement”), dated August 29, 2003, related to a proposed settlement of the Mejdrech Class Action and a personal injury lawsuit entitled Schreiber v. The Lockformer Company, et al. – Case No. 02C-6097 (U.S.D.C. for N.D. Ill.) (the “Schreiber Action”). Under the Letter Agreement, the various parties have agreed to the basic framework of a settlement to be set forth in a plan of reorganization to be submitted by Met-Coil in its pending bankruptcy case, and the treatment of the Mejdrech class and plaintiffs and the Schreiber Action plaintiff under such a Plan, all subject to the conditions of the Letter Agreement. The time period of the original “standstill” agreement in the Letter Agreement has expired, but no party has terminated the Letter Agreement. The Letter Agreement may or may not be finalized in the final reorganization Plan or ultimately approved by the Bankruptcy Court.

        Concurrently with the filing of the Chapter 11 petition on August 26, 2003, Met-Coil filed an adversary proceeding seeking to stay a series of personal injury actions pending in the United States District Court of Illinois related to the TCE release (the “Illinois Actions”) against Met-Coil, Mestek, and the Met-Coil’s third-party indemnitee, Honeywell International, Inc. (“Honeywell”). The Illinois Actions had been stayed against Met-Coil upon its filing of its petition, and were subsequently stayed against the Company as well.

        On November 5, 2003 Mestek and Met-Coil jointly submitted a Plan of Reorganization of Met-Coil to the Bankruptcy Court (the “Plan”), and currently an amended Plan and Disclosure Statement is being prepared for submittal to the Bankruptcy Court. It is the intention of Met-Coil to seek approval of the amended Plan.

        Both the current Plan and the amended Plan, which Met-Coil and the Company intend to present, propose to establish various classes of creditors and interests and contemplate the funding of a capital contribution into Met-Coil by the winning plan sponsor in amounts sufficient to provide for various distributions to certain of the classes of creditors and interests. The Plan contemplates and it is expected that the amended Plan will provide for the issuance of a “channeling injunction” by the Bankruptcy Court, whereby future claims relating to personal injury allegedly from TCE contamination of soils, air or groundwater asserted by persons who resided in a certain geographic area to the south of the Lockformer facility (the “ Lockformer Area”) would be “channeled” to a trust fund to be established for such claims. In the event that these other claims and potential claims cannot be dealt with in such a Plan in a manner acceptable to Met-Coil and the Company, and the Bankruptcy Court then the Plan as amended may not be approved, in which event the proposed settlements may not proceed. Met-Coil is undertaking to reach settlements with many of its environmental and other creditors in addition to those tentative and conditional settlements evidenced by the Letter Agreement described above, so as to monetize as many otherwise un-liquidated claims as possible prior to seeking acceptance of the Plan as amended.

        Bankruptcy law does not permit solicitation of acceptances of the Plan until the Bankruptcy Court approves the applicable Disclosure Statement relating to the Plan as providing adequate information of a kind, and in sufficient detail, as far as is reasonably practicable in light of the nature and history of the debtor and the condition of the debtor’s books and records, that would enable a hypothetical reasonable investor typical of the holder of claims or interests of the relevant class to make an informed judgment about the Plan. Accordingly, the disclosure contained in these consolidated financial statements is not intended to be, nor should it be construed as, a solicitation for a vote on the Plan. Met-Coil will emerge from Chapter 11 if and when the Plan receives the requisite stakeholder approval, and is confirmed by the Bankruptcy Court and is consummated.

        The other personal injury and property damage lawsuits, the Illinois Actions referenced above, remain outstanding (including claims made by Honeywell for contribution and indemnification by the Company and Met-Coil described below).

        In addition, as part of the various environmental litigation relating to the Company and Met-Coil, Honeywell is seeking indemnification from the Company for losses, including defense and liability costs, allegedly incurred or to be incurred in connection with the lawsuits in which it has also been named as a party. Honeywell has asserted claims (the “Honeywell Claims”) currently estimated at approximately $5,600,000 in an action against the Company entitled Honeywell International, Inc. v. Mestek, Inc. and Formtek, Inc., Case No. 03-C-6823 (U.S.D.C., N.D. Ill.) originally filed in the Circuit Court of Cook County, IL. The Company has removed the case to the Illinois Federal District Court and is vigorously contesting this case.

        The July 2003 jury verdict of compensatory and punitive damages in the amount of $2,368,000 in another action, Devane, et. al v. The Lockformer Company, 18th Judicial Circuit Court, DuPage County, IL (“Devane”), previously disclosed, has been stayed as a result of the bankruptcy filing of Met-Coil.

        The Illinois Attorney General, in an action (the “Attorney General Action”) disclosed in previous filings and brought in the Circuit Court of DuPage County, IL, on behalf of the State of Illinois, the Illinois Environmental Protection Agency (“IEPA”) and other governmental agencies, is seeking to have Met-Coil pay for the cost of connecting approximately 175 households in the Mejdrech Class Action area (discussed above) to public water supplies, and pay for the State’s response and investigatory costs in this action and civil penalties. No specific monetary claim for damages or relief is made in the pleadings in this action. Met-Coil is in negotiations with the Illinois Attorney General on this matter. There is insufficient information available to management at this time to provide an opinion as to the outcome of these discussions. The Company has been providing bottled water to certain households still on wells in the Mejdrech class area.

        The Plan currently contemplates and it is expected that the amended Plan will provide, that Met-Coil will continue to fund on-site and specified off-site remediation. The winning plan sponsor may be required to guarantee some or all of the obligations of Met-Coil in this regard.

        The Company increased its Environmental Litigation and Remediation Reserve during the three months ended December 31, 2003 by $19,329,000 to a total at December 31, 2003 of $50,800,000 as a result of settlement discussions as to amounts that may be required to settle the various claims related to the Met-Coil bankruptcy, and complete Environmental Remediation and ongoing monitoring. Accordingly, the financial statements contained in this report reflect such accrual and reserve included in the caption “Liabilities Subject to Compromise”. This reserve has been established in accordance with Financial Accounting Standard Board Statement No. 5 and Staff Accounting Bulletin No. 92. However, while this reserve represents management’s best estimate of these liabilities, there is no assurance that it will be adequate, and as previously disclosed, the resolution of the claims relating to the Lockformer site could have a material adverse effect on the Company’s results of operations and financial position. The proposed resolution described above, including any additional amounts required to facilitate acceptance of an amended Plan in the Met-Coil bankruptcy case to address matters outside the scope of the Letter Agreement, could require the expenditure of funds beyond this reserve. In addition, there can be no assurance that future claims for personal injury or property damage will not be asserted by other plaintiffs against Met-Coil and Mestek with respect to the Lockformer site and facility.

        As additional information and expert opinions become available to management, it may either be able to revise its estimate of the range of exposure, with appropriate revision to reserves taken, or continue to believe that no such better estimate is possible at the time.

        Met-Coil has limited insurance coverage for defense costs and liability associated with these environmental actions. To date approximately 41% of Met-Coil’s total out-of-pocket costs associated with these litigations has been reimbursed by insurance carriers. This figure does not include any amounts relating to the compensatory or punitive damages awarded in the Devane case, which have not been paid as of the date of this filing and certain aspects of which were on appeal at the time that the automatic stay occurred as a result of Met-Coil’s filing of its bankruptcy petition on August 26, 2003. Many of Met-Coil’s insurance carriers have negotiated a complete settlement with Met-Coil and are no longer liable for payment of either defense costs or indemnification expense. Consistent with EITF 93-5, the Company has treated insurance recoveries, whether of defense costs or in relation to indemnity obligations, on a cash basis except where settlements that are not subject to further litigation have been reached with insurance carriers as of quarter end or year end, in which cases receivables have been appropriately accrued. Accordingly, while there is potential for substantial additional recoveries from its remaining insurers, with each of whom it either has reached a proposed settlement or continues in negotiations, no such recoveries have been anticipated in the these financial statements.

Summary of Reserves

Remediation - Lisle, IL:

        Met-Coil is continuing remediation of the Lockformer facility in Lisle, IL, pursuant to a Work Plan for the site (“on-site remediation”) approved by the Environmental Protection Agency (”EPA”) and is awaiting approval of the remedial standards to be achieved by such Work Plan from the IEPA. The IEPA has not agreed to any specific target level of remediation. To date, substantial soil remediation has occurred in areas under and adjacent to the Lisle facility through both soil vapor extraction and electric resistive heating processes. Groundwater remediation remains to be accomplished and a work plan for this is being prepared for submission to regulatory authorities. In the year ended December 31, 2003, Met-Coil paid $3,178,000 for on-site remediation, and has reserved $7,632,000 for future remediation costs as of December 31, 2003. This amount is included in the accompanying financial statements in the heading “Liabilities Subject to Compromise”. In light of the remaining uncertainties surrounding the effectiveness of the available remediation technologies and the future potential changes in remedial objectives and standards, still further reserves may be needed in the future with respect to the on-site remediation of the Lisle facility. The complexity of aforementioned factors makes it impossible to further estimate any additional costs.

        The Company’s Environmental Litigation and Remediation Reserve of $50,800,000 at December 31, 2003 is comprised of the following:

                                                                             (in thousands)

         The Letter Agreement described above                                    $18,500
         The Devane Case                                                           2,368
         Estimated future remediation costs                                        7,632
         The Illinois Actions, The Honeywell Claims, The Attorney
              General Action, and all matters related to pending
              or future personal injury claims in the Lockformer Area             22,300
              Total                                                              $50,800

        Any additional costs of remediation off of the Lisle site (“off-site remediation”) are not determinable at this time and remain a contingency pending the resolution of the issue of whether Met-Coil has liability for TCE contamination beyond areas for which settlements have already been reached.

Other Claims Alleging Releases of Hazardous Materials or Asbestos Related Liability

         At December 31, 2003, the Company had been named in 69 outstanding asbestos-related products lawsuits, an increase of approximately 9 cases since September 30, 2003. All of these suits seek to establish liability against the Company as successor to companies that may have manufactured, sold or distributed products containing asbestos materials, and who are currently in existence and defending thousands of asbestos related cases, or because the Company currently sells and distributes boilers, an industry that has been historically associated with asbestos-related products. To the best of its knowledge, the Company has never manufactured, sold or distributed any product containing asbestos materials. In addition, the Company believes it has valid defenses to all of the pending claims and vigorously contests that it is a successor to companies that may have manufactured, sold or distributed any product containing asbestos materials. However, the results of asbestos litigation have been unpredictable, and accordingly, an adverse decision or adverse decisions in these cases, individually or in the aggregate, could materially adversely affect the financial position and results of operation of the Company and could expose the Company to substantial additional asbestos related litigation and the defense costs thereof. The total requested damages of these cases are over $3 billion. Thus far, however, the Company has had over 40 asbestos-related cases dismissed without any payment and it settled approximately twenty-three asbestos-related cases for a de minimis value.

        In addition to the Lisle, IL site, the Company has been named or contacted by state authorities and/or the EPA regarding the Company’s asserted liability or has otherwise determined it may be required to expend funds for the remediation of certain other sites described below.

        In High Point, NC, the Company has been named as a “Potentially Responsible Party” (PRP) with regard to the clean up of groundwater contamination allegedly due to dumping at a landfill. The Company believes that its activity at the site represented less than one percent of all activity at the site. State authorities have received for review a report on the Remedial Investigation of the site, including a supplemental Remedial Investigation submitted in 2003, a base-line Risk Assessment and a Feasibility Study of the alternative remedial options for treating groundwater contamination at or near the site. The North Carolina Department of Environment and Natural Resources (DENR) has not issued its remaining formal comments on these documents, nor has a final remedial alternative yet been selected or approved. The Company continues to participate in a joint defense group to help define and limit its liabilities and may be required to contribute to the remediation of groundwater contamination. The PRPs anticipate proposing a remedy based upon the use of phytoremediation and engineered wetlands.

        The Company (along with many other corporations) is involved in a PRP action for the remediation of a site in Southington, CT, as a result of the EPA’s preliminary assignment of derivative responsibility for the presence of hazardous materials attributable to two other corporations from whom the Company purchased assets after the hazardous materials had been disposed of at the Southington site. The Company participated as part of a joint defense group in a “de minimis settlement” with the EPA concerning soil remediation at the Southington, CT site, while the issue of further groundwater investigation at the site was postponed by the EPA in 1998, pending the soil remediation. Currently, Monitored Natural Attenuation (MNA) and a landfill cap are being evaluated as remedial alternatives for groundwater contamination at the site. The landfill cap has been installed, but its effectiveness has not yet been determined. Likewise, more study must be performed by the environmental consultant hired by the joint defense group to support the evaluation of the potential for MNA to control future dissolved volatile organic compound migration at this site.

        The Process Recovery Corporation (PRC) of which the Company’s foundry subsidiary and its predecessor corporation Eafco, Inc. were shareholders and customers for disposal of used foundry sand, was notified in 2002 that it had exceeded certain fill parameters of its permit. Since then PRC has ceased operations and expended almost all of its liquid assets. The Pennsylvania Department of Environmental Protection (PADEP) contacted the customer generators of PRC and demanded that they maintain the leachate collection system at the landfill and execute a permitted closure of the landfill. While the Company does not believe that any of the PRC customer generators or shareholders are responsible for closure of the landfill, the Company has nevertheless joined a group of the majority of PRC customers who have agreed voluntarily to fund operation of the PRC leachate collection system on an interim basis. This group is also investigating alternative solutions to the PADEP’s concerns, such as sale or lease to a third party. The Company intends to contest any liability that may be asserted against it to pay for closure of the PRC landfill. But even if the Company should contribute to a closure voluntarily or through some equitable court order, the Company believes that the cost to the Company for its share of the closure plan, based on calculated tons deposited in the landfill and the current estimate of the closure plan, should be in the range of $100,000 to $240,000.

        A Company subsidiary that has contracted to sell a facility in Scranton, PA has been notified by the purchaser that a Phase II environmental site assessment reports the presence of PCE in certain soil borings taken on the site of the facility in March 2004. The impacted area of approximately 20,300 square feet will have to be treated to remove the PCE contamination to the satisfaction of the PADEP. The cost of this treatment is not quantifiable at this time, but the Company has pollution legal liability insurance with policy limits of $10,000,000 covering this site, which management believes will limit the Company’s exposure to its $50,000 deductible, based on preliminary estimates that remediation costs will not exceed the insurance policy limits.

        The Company continues to investigate all of these matters. Given the information presently known, no estimation can be made of any liability which the Company may have with respect to these matters. Based on the information presently available to it, the Company does not believe that any of these last four described matters will be material to the Company’s financial position or results of operations.

14. SEGMENT INFORMATION

Description of the types of products and services from which each reportable Segment derives its revenues:

        The Company has two reportable Segments: the manufacture of heating, ventilating and air-conditioning equipment (“HVAC”) and the manufacture of metal handling and metal forming machinery (“Metal Forming”).

        The Company’s HVAC Segment manufactures and sells a variety of complementary residential, commercial and industrial heating, cooling and air control and distribution products. The HVAC Segment sells its products to independent wholesale supply distributors, mechanical, sheet metal and other contractors and, in some cases, to other HVAC manufacturers under original equipment manufacture (“OEM”) agreements and direct to certain retailers pursuant to national account agreements. The HVAC Segment is comprised of three interrelated HVAC product groups: Hydronics Products, Gas and Industrial Products, and Air Distribution and Cooling Products, described in more detail as follows:

        Hydronics Products consist of residential baseboard heating products, commercial finned tube heating products, residential boilers, commercial boilers, convectors, kickspace heaters, fan coil units, steam & hot water unit heaters, finned-copper tube boilers and water heaters.

        Gas Products consist of commercial gas fired heating and ventilating equipment and corrugated stainless steel gas tubing. Industrial Products consist of commercial and industrial indoor and outdoor heating and air conditioning products.

        Air Distribution Products consist of fire, smoke and air control dampers, louvers, grilles, registers, VAV boxes and diffusers. Cooling Products consist of residential and commercial air conditioning products.

        Collectively, the HVAC Segment’s products provide heating, cooling, ventilating, or some combination thereof, for residential, commercial and/or industrial building applications.

        The Metal Forming Segment, operating under the umbrella name “Formtek,” is comprised of several subsidiaries and divisions, all manufacturers of equipment used in the metal forming industry (the uncoiling, straightening, leveling, feeding, forming, bending, notching, stamping, cutting, stacking, bundling or moving of metal in the production of metal products, such as steel sheets, office furniture, appliances, vehicles, buildings, and building components, among many others).

Measurement of Segment profit or loss and Segment assets:

        The Company evaluates performance and allocates resources based on profit or loss from operations before interest expense and income taxes (Operating Profit), not including non-operating gains and losses. The accounting policies of the reportable Segments are the same as those described in the significant accounting policies. Inter-Segment sales and transfers are recorded at prices substantially equivalent to the Company’s cost; inter-company profits on such inter-Segment sales or transfers are not material.

Factors management used to identify the enterprise’s reportable segments:

        The factors which identify the HVAC Segment as a reportable Segment are as follows:

        The HVAC industry in which the HVAC Segment operates has been characterized for many years by a gradual consolidation or “roll-up” process in which smaller companies, typically built around one or two niche products, are subsumed into the larger product family of more established HVAC companies. The HVAC Segment has grown incrementally over many years by internal growth and by adding complementary HVAC product lines via acquisition on a regular basis. The HVAC Segment has acquired in this manner over 20 companies since 1986 at an average transaction size of approximately $5 million. By design, the HVAC Segment’s acquisition strategy has been to acquire complementary HVAC products in order to exploit specific marketing, distribution, manufacturing, product development and purchasing synergies. Management, accordingly, views and operates the HVAC Segment as a single cohesive business made up of a large number of mutually reinforcing HVAC product lines acquired over a number of years.

        All of the Segment’s HVAC Products described above share common customers, common distribution channels, common manufacturing methods (and in many cases shared manufacturing facilities), common manufacturing services, common purchasing services, common executive and financial management, and common engineering and product development resources. The business decisions regarding Sales, Marketing, Operations, Engineering, and Product Development are made on a centralized basis by the Segment’s core management group.

        Common Sales/Marketing Management: Executive sales/marketing management is provided for substantially all of the HVAC product groups from the HVAC Segment’s headquarters in Westfield, MA. Most, if not all, of the HVAC Segment’s customers are current customers or potential future customers for more than one of the Segment’s product groups. As explained above, the HVAC Segment’s acquisitions are typically based in fact upon just such cross-selling and common distribution synergy opportunities.

        The HVAC industry’s most significant trade association, ASHRAE, (American Society of Heating, Refrigeration, and Air conditioning Engineers), hosts an annual trade show at which all of the HVAC Segment’s products and brand names are represented at a single consolidated physical location under the Mestek name. Representatives of the HVAC industry customer base — independent manufacturers representatives, contractors, engineers, wholesale distributors etc. — are all typically in attendance at this event which underscores the interrelated nature of the HVAC industry.

        Common Manufacturing Management. Substantially all of the products made at the HVAC Segment’s 20 manufacturing locations involve sheet metal fabrication, paint, packing and assembly. As such, they share many common characteristics and, in fact, a centralized Manufacturing Services Group serving the Segment based in Westfield, MA provides a wide variety of manufacturing related services to these locations. Opportunities to combine similar manufacturing operations are commonplace and the HVAC Segment routinely undertakes such consolidations resulting in numerous instances where several HVAC product groups share a single manufacturing facility.

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

        Common Financial Management. Income statements are prepared at the HVAC Segment’s Westfield MA headquarters each month for substantially all of the products made at the 20 HVAC locations mentioned above with further breakdown among specific product lines, and these are reviewed by the appropriate Chief Operating Decision Maker.

        The factors which identify the Metal Forming Segment as a reportable Segment are as follows:

        The companies acquired by the Metal Forming Segment in the past were selected for their synergies with the existing metal forming franchises: complementary products and distribution channels, potential manufacturing synergies, shared technologies and engineering skills, potential purchasing synergies, common field service skills and organizations, and shared customer bases. The most significant synergistic theme has been the real and potential common customer base. To a large degree, any historical customer of one of the companies is a potential customer for any of the others. Exploiting this cross selling opportunity is a central factor in the creation of the Formtek family of metal forming products and underscores the Segment’s goal of creating a single integrated metal forming solution provider for the metal forming marketplace worldwide. Accordingly, there is a substantial degree of inter-company sales among the four formerly separate metal forming companies.

        Notwithstanding the interrelation of these subsidiaries, separate income statements and balance sheets are maintained for each of the entities and the appropriate Chief Operating Decision Maker reviews each of them separately on a monthly basis. The entities are contained in separate corporations, each a legally distinct entity in its own right.

        Common Sales/Market Management. Corporate sales/marketing support is provided for all of the Segment’s entities from a central office in Itasca, IL, which focuses on promoting Formtek as a family of integrated products for the metal forming marketplace, through the use of market managers.

        Common Manufacturing Management. Substantially all of the products made at the Segment’s various entities involve the manufacture of metal forming equipment. As such, the entities share many common characteristics and in fact a centralized Manufacturing Services Group serving the Segment based in Westfield, MA provides a wide variety of manufacturing related services to these locations. Opportunities to combine similar manufacturing operations are commonplace and the Segment routinely undertakes such consolidations.

        Common Purchasing Management. The Segment, composed of manufacturers of metal forming equipment, presents numerous common purchasing opportunities. A centralized Purchasing Department serving the Segment based in Westfield, MA, therefore serves the Segment by aggregating these purchasing opportunities.

        Common Financial Management. Income statements are prepared at the Segment’s Westfield, MA headquarters each month for all of the products made at the four entities mentioned above and these are reviewed by the appropriate Chief Operating Decision Maker. Separate general ledgers and balance sheets for the four entities are maintained as they are legally distinct subsidiaries necessitating this level of detail.

        Shared New Product Development. The Segment’s operating units utilize common resources provided by Formtek, Inc. for new product development, including market research, engineering and financial viability forecasting.

        Information presented in the following tables relates to continuing operations only.

Year endedDecember
31, 2003

(in thousands)

	HVAC	Metal Forming	All Other	Totals

Revenues from External Customers
	$299,201	$66,905	$ 407	$ 366,513
Intersegment and Intrasegment Revenues
	$ 14,463	$ 5,262	---	$ 19,725
Interest Expense	$ 484	$ 202	$ 4	$ 690
Depreciation Expense	$ 6,456	$ 1,664	---	$ 8,120
Amortization Expense	$ 175	$ 6	---	$ 181
Segment Operating Profit (Loss)	$13,710**	($73,925)	($ 533)	($ 60,748)
Segment Assets	$175,098	$70,191	$ 1,381	$ 246,670
Expenditures for Long-lived Assets (1)	$ 9,543	$ 4,061	---	$ 13,604

* includes $53,665,000 in Environmental Litigation/Remediation expense (see Note 13), $5,963,000 in Subsidiary Bankruptcy Professional Fees (see Note 18) and $9,975,000 in Goodwill Impairment charges (see Note 1).

** includes $5,239,000 in Plant Shutdown and Other Restructuring Charges (see Note 19).

(1)     excludes long lived assets acquired via business acquisition

Year endedDecember
31, 2002

(in thousands)

	HVAC	Metal Forming	All Other	Totals

Revenues from External Customers	$307,585	$ 65,855	$ 434	$373,874
Intersegment and Intrasegment Revenues	$ 15,299	$ 4,997	---	$ 20,296
Interest Expense	$ 746	$ 218	---	$ 964
Depreciation Expense	$ 6,812	$ 1,657	---	$ 8,469
Amortization Expense	$ 126	$ 223	---	$ 349
Segment Operating Profit	$ 21,801	($20,538)	($ 558)	$ 705
Segment Assets	$170,217	$ 49,737	$ 347	$220,301
Expenditures for
Long-lived Assets	$ 7,079	$ 447	---	$ 7,526

Year endedDecember
31, 2001

(in thousands)

	HVAC	Metal Forming	All Other	Totals

Revenues from External Customers
	$313,726	$ 79,755	$ 622	$394,103
Intersegment and Intrasegment Revenues
	$ 13,607	$ 3,647	---	$ 17,254
Interest Expense	$ 938	$ 457	$ 1	$ 1,396
Depreciation Expense	$ 5,015	$ 1,652	$ 84	$ 6,751
Amortization Expense	$ 990	$ 1,528	---	$ 2,518
Segment Operating Profit (Loss)	$ 21,020	($ 7,659)	($ 1,769)	$ 11,592
Segment Assets	$174,201	$ 85,047	$ 263	$259,511
Expenditures for Long-lived Assets (1)	$ 2,667	$ 25	---	$ 2,692

(1)     excludes long lived assets acquired via business acquisition

HVAC Segment Revenues by HVAC Product Group:
	2003	2002	2001
		(dollars in thousands)
Hydronic Products	$120,793	$115,160	$114,455
Air Distribution and Cooling Products	82,994	90,502	103,877
Gas and Industrial Products	95,414	101,923	95,394
Total Consolidated Revenues	$299,201	$307,585	$313,726

RECONCILIATION WITH CONSOLIDATED DATA:

Revenues
	2003	2002	2001
		(dollars in thousands)
Total External Revenues For Reportable Segments	$ 366,513	$ 373,874	$ 394,103
Inter and Intrasegment Revenues For Reportable Segments	19,725	20,296	17,254
Elimination of Inter and Intrasegment Revenues	(19,725)	(20,296)	(17,254)
Total Consolidated Revenues	$ 366,513	$ 373,874	$ 394,103

Profit or Loss

Reportable Segments Operating Profit (Loss)
from continuing operations	($60,748)	$ 705	$ 11,592
Interest Expense-Net	(622)	(560)	(722)
Other Income (Expense) Net	(298)	(350)	(60)
Equity Loss In Investee	---	---	(14,908)
Loss from continuing operations before income taxes	($61,668)	($ 205)	($ 4,098)

GEOGRAPHIC INFORMATION:

Revenues:
	2003	2002	2001

United States	$341,104	$352,993	$368,735
Canada	15,464	13,385	15,233
Other Foreign Countries	9,945	7,496	10,135
Consolidated Total	$366,513	$373,874	$394,103

Long Lived Assets:

United States	$82,089	$81,057	$115,386
Canada	1,966	1,712	1,672
Other Foreign Countries	59	---	---
Consolidated Total	$84,114	$82,769	$117,058

15. SELECTED QUARTERLY INFORMATION (UNAUDITED)

The table below sets forth selected quarterly information for each full quarter of 2003 and 2002. (Dollars in thousands except per common share amounts).

2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total Revenues	$86,156	$ 86,958	$ 97,259	$ 96,140
Gross Profit	$24,973	$ 24,580	$ 28,855	$ 27,658
Net Income (Loss) (1)	$ 842	($ 9,509)	($ 9,472)	($25,026)
Per Common Share:
Basic	$ 0.10	($ 1.09)	($ 1.09)	($ 2.87)
Diluted	$ 0.10	($ 1.09)	($ 1.09)	($ 2.87)
2002
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total Revenues	89,061	90,630	95,305	98,878
Gross Profit	24,967	26,605	27,878	29,881
Net Income (Loss) (2)	(27,818)	(4,481)	1,884	10
Per Common Share:
Basic	(3.19)	(0.51)	0.22	---
Diluted	(3.19)	(0.51)	0.22	---

(1)     the Company recorded pretax charges of approximately $1,200,000, $16,000,000, $16,700,000, $19,700,000 in the first second, third, and fourth quarters of 2003, respectively, related to the Lisle, IL environmental matter, which is described in more detail in Note 13, and a pretax charge in the fourth quarter of 2003 of $9,975,000 for Goodwill Impairment.

(2)     reflects goodwill impairment charge of $29,334,000 as of January 1, 2002 in accordance with FAS 142. See Notes 1 and 7.

16.     COMMON STOCK REPURCHASES

        In 2003 and 2002 the Company did not repurchase any of its common shares in the open market. The Company acquired 21,500 shares in 2001. All such shares are accounted for as treasury shares.

17.     STOCK OPTION PLANS

        On March 20, 1996, the Company adopted a stock option plan, the Mestek, Inc. 1996 Stock Option Plan, (“Stock Option Plan”), which provides for the granting of options to purchase 500,000 shares of the Company’s common stock. The Stock Option Plan provides for the awarding of incentive and non-qualified stock options to certain employees of the Company and other persons, including directors, for the purchase of the Company’s common stock at fair market value on the grant date. The Stock Option Plan was approved by the Company’s shareholders on May 22, 1996. Options granted under the Stock Option Plan vest over a five-year period and expire at the end of ten years.

        A summary of transactions for the years ended December 31, 2003, 2002, and 2001 are as follows:

                                                                         Weighted
                                               Number of                   Average
                                               Options                Exercise Price

         Balance - December 31, 2000          175,000                    $16.79
         Granted                               25,000                    $23.25

         Balance - December 31, 2001          200,000                    $17.60

         Balance - December 31, 2002          200,000                    $17.60

         Balance - December 31, 2003          200,000                    $17.60

        Options exercisable for the years ended December 31, 2003, 2002, and 2001, were 168,000, 146,000, and 124,000, respectively. The weighted average exercise price for all exercisable options as of December 31, 2003 was $16.85.

        The weighted average fair values at the date of grant for options outstanding as of December 31, 2003, 2002, and 2001, were $8.64, $8.64, and $8.64, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

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

        The Company accounts for stock-based compensation issued prior to January 1, 2003 under the intrinsic value method in accordance with APB 25. Pro forma disclosure of net income and earnings per share on the basis of the fair value method is included in Note 1.

        The Company has elected to account for stock based compensation, effective with fiscal 2003 year, in accordance with FAS No. 148, under the “fair value method”. The Company has further elected to account for the change in accounting principle under the “Prospective Method” as described in amended paragraph 52b of FAS No. 123. The Company made no option grants, modifications of option grants, or settlement of option grants in either the period ended December 31, 2003 or the period ended December 30, 2002 and accordingly the change to the fair value method had no effect in either period on Net Income, Basic earnings per share or Diluted earnings per share. Under the “Prospective Method” any future option grants will affect Net Income, Basic earnings per share and Diluted earnings per share.

        Effective July 1, 1996, the Company’s subsidiary, Omega adopted a stock option plan (“Omega Plan”) which provides for the granting of both Incentive and Non-Qualified Stock Options (as those terms are defined in the Internal Revenue Code) of up to 200 shares of stock to certain employees of Omega for the purchase of Omega’s common stock at fair market value as of the date of grant. The Omega Plan was approved as of July 1, 1996 by John E. Reed, representing Mestek, and the sole shareholder of Omega, pursuant to authority vested in him by vote of the Board of Directors of Mestek dated May 22, 1996. Options to purchase an aggregate of 140 shares of the common stock of Omega, representing a 14% equity share, were granted to two Omega executives effective July 1, 1996. The options vest over a five-year period commencing May 1, 1999 and ending on May 1, 2003 and expire on July 1, 2006. None of the options granted have been exercised. Through a separate agreement, the option holders currently have a put right after exercise which allows them to sell their option shares to Omega at a figure based upon book value and Omega currently has a corresponding call option at a figure based upon book value. In accordance with APB 25, the Company has reflected pre-tax charges to earnings in 2003, 2002, and 2001 of $668,000, $635,000 and $444,000, respectively, for the compensation value in those periods of the options granted.

18. SUBSIDIARY BANKRUPTCY

        As a result of the ongoing environmental litigation described more fully in Note 13, on August 26, 2003, Met-Coil Systems Corporation (“Met-Coil” or, the “Debtor”), a second-tier subsidiary of Mestek filed a voluntary petition for relief under Chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtor remains in possession of its assets and properties, and continues to operate its businesses and manage its properties as a “debtor-in-possession” pursuant to sections 1107(a) and 1108 of the Bankruptcy Code.

        Concurrently with the filing of the Chapter 11 petition, on August 26, 2003, the Debtor was granted a “stay” relative to a series of actions pending in the United States District Court of Illinois (“Illinois Actions”) against the Debtor, Mestek, and the Debtor’s third-party indemnitee, Honeywell International, Inc. (“Honeywell”). The Illinois Actions have been described in previous filings in the Commitments and Contingencies Note, and in Note 13.

        The Bankruptcy Court has approved an $8,000,000 Debtor in Possession (DIP) revolving credit facility under which Mestek is providing post petition working capital funding to Met-Coil. This credit facility has a first priority lien on the assets of the Debtor, accrues interest at Prime plus 4%, and matured on December 26, 2003. Mestek has extended the DIP facility through June 30, 2004.

        The Company has received a waiver letter from Fleet Bank (Fleet) whereby Fleet has agreed to waive, through June 30, 2004, any existing Defaults or Events of Default which may have occurred or currently exist under the Amended and Restated Revolving Loans and Foreign Exchange Facilities Agreement between the Company and Fleet dated July 15, 1997, as amended (the “Loan Agreement”) relating to Met-Coil’s filing of the petition under Chapter 11 of the United States Bankruptcy Code.

        The Debtor filed a Plan of Reorganization (the “Plan”) with the Bankruptcy Court on November 5, 2003. In connection with the Plan, the Debtor and Mestek are continuing settlement negotiations with the various litigants described in Note 13.

        The Plan proposes to establish various classes of creditors and interests and contemplates the funding of a capital contribution into Met-Coil by the winning Plan sponsor in amounts sufficient to provide for various distributions to certain of the classes of creditors and interests. Met-Coil is undertaking to reach settlements with many of its environmental and other creditors in addition to those tentative and conditional settlements evidenced by a Letter Agreement more fully described in Note 13 above, so as to monetize as many otherwise un-liquidated claims as possible prior to seeking acceptance of the Plan. Subject to a review of the commitments that may be required as a result of these settlements and other distribution requirements to achieve confirmation of the Plan, Mestek intends to be active in this process. In connection with this process it is the intention of Met-Coil to submit an amended Plan to the Bankruptcy court in the second quarter of 2004.

        As Met-Coil has retained control of its operations as a “debtor in possession” and as Mestek expects that the Debtor will be successfully reorganized, Mestek has not “deconsolidated” the operations of Met-Coil for accounting purposes. In accordance with generally accepted accounting principles and the related technical literature, the Debtor has established reserves related to the Met-Coil environmental litigation and environmental remediation matters, as more fully described in Note 13. In accordance with SOP 90-7, certain of Met-Coil’s pre-petition liabilities have been reclassified in the accompanying Consolidated Financial Statements under the heading Liabilities Subject to Compromise. The liabilities included in this category are:

        Accounts Payable                                                   $  4,125,000
        Accrued Expenses                                                   $  2,375,000
        Environmental Litigation and Remediation reserves                   $50,800,000
        Commissions Payable                                              $       59,000
        Total Consolidated Liabilities Subject to Compromise                $57,359,000
        Plus: Notes and Other Payables to Mestek and affiliates            $  7,610,000
        Met-Coil Liabilities Subject to Compromise                          $64,969,000

        Met-Coil recorded net additions to its environmental litigation and remediation reserves totaling $19,329,000 during the three months ended December 31, 2003 bringing the total Environmental Litigation and Remediation Reserve to $50,800,000 as of December 31, 2003. The Company as a whole incurred $5,963,000 in legal and other professional fees costs in the year ended December 31, 2003 relating to the administration of Met-Coil’s Bankruptcy which are reported in the accompanying financial statements as “Reorganization Items” under the heading Subsidiary Bankruptcy Professional Fees.

        The following condensed financial statements of Met-Coil Systems Corporation (Debtor in Possession) are prepared on the same basis as the consolidated financial statements of Mestek. Inc.

Note 18 — continued

MET-COIL SYSTEMS CORPORATIONDEBTOR-IN-POSSESSION

CONDENSED BALANCE SHEETS

as of December 31,

	2003	2002
	(Dollars in thousands)

ASSETS
Current Assets
Cash	$ 2,218	$ 56
Accounts Receivable, net	2,818	1,165
Inventories	7,780	8,993
Deferred Tax Asset	18,885	3,377
Other Current Assets	1,570	1,712
Total Current Assets	33,271	15,303
Property and Equipment - net	5,405	5,609
Deferred Tax Asset	26	---
Other Assets and Deferred Charges	307	195
Total Assets	$ 39,009	$ 21,107
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Current Portion of Long-Term Debt	---	5,500
Accounts Payable	1,761	1,322
Notes Payable - Affiliates	4,941	---
Customer Deposits	2,084	2,396
Environmental Litigation/Remediation Reserves	---	8,700
Liabilities Subject to Compromise	64,969	---
Other Accrued Liabilities	2,473	4,848
Total Current Liabilities	76,228	22,766
Other Liabilities	799	---
Total Liabilities	77,027	22,766
Shareholders' Equity
Common Stock	45	45
Paid in Capital	33,518	33,518
Retained Earnings	(70,818)	(34,664)
Other Comprehensive Loss	(763)	(558)
Total Shareholders' Equity	(38,018)	(1,659)
Total Liabilities and Shareholders' Equity	$ 39,009	$ 21,107

        The deferred tax asset included above reflects the fact that Met-Coil has historically been included in the Mestek consolidated federal income tax return and Mestek believes it is more likely than not it will be so included in the future and may not be indicative of the value assignable to this asset should Met-Coil no longer participate in a consolidated federal income tax filing with Mestek.

Note 18 — continued

MET-COIL SYSTEMS CORPORATIONDEBTOR-IN-POSSESSION

CONDENSED STATEMENTS OF OPERATIONS

For the years ended December 31,

	2003	2002	2001
	(Dollars in thousands, except earnings per common share)

Net Sales	$ 34,808	$ 36,407	$ 46,039
Cost of Goods Sold	25,122	28,041	36,123
Gross Profit	9,686	8,366	9,916
Selling Expense	4,238	4,470	6,079
General and Administrative Expense	3,110	3,162	3,040
Engineering Expense	1,917	1,931	1,071
Environmental Litigation/Remediation	53,205	17,096	2,000
Operating Loss before Reorganization Items	(52,784)	(18,293)	(2,274)
Bankruptcy Professional Fees	2,998	---	---
Operating Loss	(55,782)	(18,293)	(2,274)
Other (Expense) Income - net	(104)	(134)	104
Loss Before Income Taxes and Cumulative
Effect of a Change in Accounting Principle	(55,886)	(18,427)	(2,170)
Income Taxes (Benefit)	(19,732)	(5,028)	(681)
Loss Before Cumulative
Effect of a Change in Accounting Principle	(36,154)	(13,399)	(1,489)
Cumulative Effect of a Change in Accounting Principle:
Gross Impairment (Expense)	---	(22,329)	---
Tax Benefit	--	1,623	--
Net Impairment (Expense)	--	(20,706)	--
Net Loss	($36,154)	($34,105)	($ 1,489)

Note 18 — continued

MET-COIL SYSTEMS CORPORATIONDEBTOR-IN-POSSESSION

CONDENSED STATEMENTS OF CASH FLOWS

For the years ended December 31

	2003	2002	2001
	(Dollars in thousands)

Cash Flows from Operating Activities:
Net Loss	($36,154)	($34,105)	($ 1,489)
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Cumulative Effect of Change in Accounting Principle	---	20,706	---
Depreciation and Amortization	509	733	1,700
Provision for Losses on Accounts Receivable	2	(78)	344
Subsidiary Bankruptcy Professional Fees	2,998	---	---
Changes in Assets and Liabilities:
Accounts Receivable	(1,655)	480	341
Inventory	1,213	2,324	(438)
Accounts Payable	439	(140)	(388)
Accrued Expenses/Other Liabilities	(3,128)	1,112	(1,410)
Liabilities Subject to Compromise	64,969	---	---
Deferred Tax Asset	(15,534)	(1,326)	(428)
Environmental Litigation/Remediation Reserves	(8,700)	6,700	2,000
Other Assets	31	(542)	(842)
Net Cash Provided by (Used in) Operating
Activities before Reorganization Items	4,990	(4,136)	(610)
Operating Cash Flows from Reorganization Items:
Bankruptcy Professional Fees	(2,998)	---	---
Change in Accrued Expenses	1,034	--	--
Net Cash Used in Reorganization Items	(1,964)	--	--
Net Cash Provided by (Used in) Operating Activities	3,026	(4,136)	(610)
Cash Flows from Investing Activities:
Capital Expenditures	(305)	(65)	(414)
Net Cash Used in Investing Activities	(305)	(65)	(414)
Cash Flows from Financing Activities:
Net Borrowings
Under Revolving Credit Agreements	4,941	5,500	785
Principal Payments Under Long Term Debt Agreements	(5,500)	(1,432)	--
Net Cash (Used In) Provided by Financing Activities	(559)	4,068	785
Net Increase (Decrease) in Cash and Cash Equivalents	2,162	(133)	(239)
Cash and Cash Equivalents - Beginning of Period	56	189	428
Cash and Cash Equivalents - End of Period	$ 2,218	$ 56	$ 189

19. PLANT SHUTDOWN AND OTHER RESTRUCTURING CHARGES

        In April of 2003, the Company announced the closing of its Scranton, PA, and Bishopville, SC, manufacturing facilities. In connection with these closings, Mestek, Inc. restructured and relocated manufacturing operations of the Anemostat and King products to Wrens, GA; Florence, KY; Dallas, TX; Carson, CA and Westfield, MA. Shutdown expenses incurred in 2003 of $4,259,000 include the accrual of $2,414,000 at December 31, 2003, representing a withdrawal liability relative to Pension Plan of the Sheet Metal Workers’ International Association, Local No. 550, determined under FAS No. 146 guidelines

        The Company also incurred $980,000 in restructuring costs related to relocation, retraining and other costs incidental to the start-up of the King and Anemostat products in the new locations.

20. SUBSEQUENT EVENTS

        On March 30, 2004, the Company sold the operating assets and intellectual property related to its Air Clean Damper Company division and product line at a nominal gain, retaining the real estate and building and certain other assets located in Milford, OH.

Item 9 – CHANGES IN DISAGREEMENT WITH ACCOUNTANT ON ACCOUNTING FINANCIAL DISCLOSURE

None

Item 9A – CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures.

Subsequent to the enactment in 2002 of the Sarbanes-Oxley Act, the Company established a Disclosure Committee comprised currently of its Chief Legal Officer, its Associate General Counsel, its Corporate Controller, its Corporate Manger of Internal Audit, and its Chief Financial Officer. The Disclosure Committee on a quarterly basis reviews written sub-attestations obtained from key financial and operating personnel, consults with outside technical advisers as needed, and meets with the Company’s CEO, among other steps. As of the end of the period covered by this Annual Report on Form 10-K, Company Management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s Disclosure Controls and procedures as defined in the Rule 13a-15(e) of Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the purposes described in Rule 13a-15(e), and no changes are required at this time.

(b)     Changes in Internal Controls.

Subsequent to the enactment in 2002 of the Sarbanes-Oxley Act, the Company undertook a review of its internal controls, including its internal accounting controls. This process resulted in an expanded Internal Control & Accounting Policy & Procedures Manual which has now been widely disseminated within the Company. While numerous policies were clarified as a result, and some formerly informal policies were formalized, the Company does not believe that any such changes represented corrective actions taken with regard to significant deficiencies and material weaknesses. The Company believes that there were no significant changes in the fourth quarter of 2003 in internal controls or in factors that have materially affected or are reasonably likely to significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation. However, during the 2003 audit process, management, in consultation with Grant Thornton, LLP the Company’s independent auditors, has identified and reported to the Audit Committee of the Company’s Board of Directors the following internal control matters which Grant Thornton LLP considers to be “significant deficiencies”, though not “material weaknesses” as both terms are defined in the authoritative accounting literature.

The Company’s auditors noted an instance during their auditing procedures where a number of inventory tags were not properly accounted for leading to an error which while not material in amount was nonetheless indicative in the opinion of the auditors of a need for tighter controls on this inventory process and expanded internal audit oversight. Management concurs with the auditors observations and is in the process of undertaking steps to strengthen its procedures and internal audit oversight capabilities in this area.

The Company’s auditors noted during their procedures that an internal software utility used by the Company’s credit department to maintain accounts receivable records was potentially susceptible to use by unauthorized users due to insufficient restrictions on access. Though no unauthorized use was indicated, and management believes there are compensating controls, management concurs with the auditors’ observations and has taken steps to further restrict the utilization of the software utility in question.

The Company’s auditors also noted during their procedures that the Company’s written IT Security procedures did not adequately address changes in individual employee job responsibilities which in some instances should result in changes in levels of IT access. Although management believes there are compensating controls in this area, management concurs with the auditors’ observations and is undertaking revisions to its written IT Security procedures to address this oversight.

PART III

        With respect to items 10 through 14, the Company will file with the Securities and Exchange Commission, within 120 days of the close of its fiscal year, a definitive proxy statement pursuant to Regulation 14A.

Item 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding directors of the Company will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held May 25, 2004, under the caption “Current Directors and Nominees for Election – Background Information”, and to the extent required and except as set forth therein, is incorporated herein by reference. At its March 9, 2004 meeting, the Company’s Board of Directors voted to amend the Company’s Bylaws such that any shareholder or shareholder group holding five percent (5%) or more of the Company’s common stock for at least one year may nominate candidates for election to the Board of Directors, (as may the Board of Directors, itself, and its nominating/governance committee). Upon timely receipt of such nomination(s), information relating to the nominee or nominees will be included in the Company’s Proxy Statement and Proxy.

        Information regarding executive officers of the Company will be set forth under the caption “Executive Officers” in the Company’s proxy statement, and to the extent required and except as set forth therein, incorporated herein by reference.

        Information regarding the Company’s Audit Committee and its “Audit Committee Financial Expert” will be set forth in the Company’s Proxy Statement also, under the caption “Board Committees”, incorporated herein by reference. Information concerning section 16(a) Beneficial Ownership Reporting Compliance will be set forth in the Company’s Proxy Statement also, under the Caption “Compliance with Section 16(a) of the Securities Exchange Act” incorporated herein by reference.

        The Company has adopted a Code Of Business Ethics (“Code”)applicable to its principal executive officer, principal financial and accounting officers, its directors and all other employees generally. A copy of the Code will be set forth as Appendix B in the Company’s Proxy Statement and also may be found at the Company’s website www.mestek.com. Any changes to or waivers from this Code will be disclosed on the Company’s website as well as in appropriate filings with the Securities and Exchange Commission.

Item 11 — EXECUTIVE COMPENSATION

        Information regarding executive compensation will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held May 25, 2004, and under the caption “Executive Compensation” to the extent required and except as set forth therein, is incorporated herein by reference.

        The report of the Compensation Committee of the Board of Directors of the Company shall not be deemed incorporated by reference by any general statement incorporating by reference the proxy statement into any filing under the Securities Exchange Act of 1934, and shall not otherwise be deemed filed under such Act.

Item 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information regarding security ownership of certain beneficial owners and management as well as information regarding equity compensation plans and individual equity contracts or arrangements will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held May 25, 2004 under the caption “Security Ownership of Certain Beneficial Owners and Management”, and to the extent required and except as set forth therein, is incorporated herein by reference.

Item 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information regarding certain relationships and related transactions will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held May 25, 2004, under the caption “ Certain Relationships and Related Transactions” and to the extent required and except as set forth therein, is incorporated herein by reference.

Item 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding financial accounting fees and services will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held May 25, 2004, under the caption “Principal Accounting Fees and Services”, and to the extent required, and except as set forth therein, is incorporated herein by reference.

PART IV

Item 15 — EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

    (a)        The following documents are filed as part of this Form 10-K:

1.     All financial statements. See Index to Consolidated Financial Statements on page 74 of this Form 10-K.

2.     Financial Statement Schedules. None Required.

3.     Exhibits. See Index to Exhibits.

(b)     Reports on Form 8-K.

The following reports on Form 8-K were filed or furnished, as indicated below, during the last quarter of the fiscal year ending December 31, 2003:

                           Date                                         Item Reported On

                           November 17, 2003 *                                        12

                           December 9, 2003                                            5

                           December 12, 2003                                           5

                           *  Furnished

INDEX

                                                                                                  Pages of
                                                                                               this report

Independent Auditors' Reports                                                                      Page 32

Financial Statements:

(a)(1)   Consolidated Balance Sheets as of December 31, 2003 and 2002                      Pages 33 and 34

     Consolidated Statements of Operations for the Years
     Ended December 31, 2003, 2002, and 2001                                                       Page 35

     Consolidated Statements of Shareholders' Equity and Comprehensive Loss for
     the Years Ended December 31, 2003, 2002, and 2001                                             Page 36

     Consolidated Statements of Cash Flows for the Years
         Ended December 31, 2003, 2002, and 2001                                                   Page 37

     Notes to the Consolidated Financial Statements                                    Pages 38 through 70

(a)(2)   Financial Statement Schedules

Report of Independent Certified Public Accountants on Supplement Schedule                          Page 75

     II. Valuation and Qualifying Accounts                                                         Page 76

        All other financial statement schedules required by Item 14(a)(2) have been omitted because they are inapplicable or because the required information has been included in the Consolidated Financial Statements or notes thereto.

(a)(3) Exhibits

        The Exhibit Index is set forth on Pages 78 through 81

        No annual report to security holders as of December 31, 2003 has been sent to security holders and no proxy statement, form of proxy or other proxy soliciting material has been sent by the registrant to more than ten of the registrant’s security holders with respect to any annual or other meeting of security holders held or to be held in 2003. Such annual report to security holders, proxy statement or form of proxy will be furnished to security holders subsequent to the filing of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SUPPLEMENTAL
SCHEDULE

The Board of Directors and Shareholders of Mestek, Inc.

        We have audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated financial statements of Mestek, Inc. and subsidiaries as of December 31, 2003 and 2002 and for the three years in the period ended December 31, 2003, included in this Form 10-K, and have issued our report thereon dated March 30, 2004. Our audits were made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedule of Valuation and Qualifying Accounts is the responsibility of the Company’s management and is presented for the purposes of complying with the Securities and Exchange Commission’s rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

Boston, Massachusetts
March 30, 2004

Schedule II

MESTEK, INC.

Valuation and Qualifying Accounts

Years ended December 31, 2003, 2002, and 2001

                                             (Credited)
                             Bal. at           Charged                          Bad Debt               Bal.
                             at Beg.             to              Other         Write-offs             at end
Year     Description         of Year           expense            (1)                                 of Year

                                            (dollars in thousands)

2003     Allowance
         for doubtful
         accounts             $3,230           $1,043              $165         ($1,051)            $3,387
2002     Allowance
         for doubtful
         accounts             $4,239           ($397)                $6           ($618)            $3,230
2001     Allowance
         for doubtful
         accounts             $3,746           $1,108            ($218)           ($397)            $4,239
(1)	Includes recoveries of amounts previously written-off, effects of currency translations, and other diminimis amounts.

      EXHIBIT INDEX

        Those documents followed by a parenthetical notation are incorporated herein by reference to previous filings with the Securities and Exchange Commission as set forth below.

Exhibit No.                                                                                          Reference
Description                                                                                             Key
*************             **********
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
         Vulcan Radiator Corporation and the Promissory Notes there under;
         Guaranty of Vulcan Radiator Corporation and Reed National Corp.
         to the Connecticut Bank and Trust Company, NA                                                 (A)

10.7     Form of Indemnification Agreements entered into between Mestek, Inc. and its Directors and Officers and the Directors of its wholly-owned subsidiaries incorporated by reference as provided herein, except
         as set forth in the attached schedule                                                         (C)

10.8     Schedule of Directors/Officers with Indemnification Agreement

10.9     Lease Agreement dated July 1, 1998 between Mestek (lessee) and
         Sterling Realty Trust (lessor); 161 Notre Dame                                                (I)

10.10    1996 Mestek, Inc. Stock Option Plan.                                                          (E)

10.11    Amended and Restated Revolving Loans and Foreign Exchange Facilities
         Agreement between Mestek, Inc. and Bank Boston dated July 15, 1997.                           (G)

10.12    Second Amendment dated May 31, 2001 to Amended and Restated Revolving loans
         and Foreign Exchange facilities Agreement between Mestek, Inc. and Fleet National Bank        (K)

10.13    Form of Supplemental Executive Retirement Agreements entered into between
         Mestek, Inc. and certain of its officers.                                                     (G)

10.14    Schedule of Officers with Supplemental Executive Retirement Agreements

10.15    Form of Change of Control Agreement

10.16    Schedule of Officers with Change of Control Agreement

10.17    Lease dated July 1, 1999 between Mestek (Lessee) and
         Sterling Realty Trust (Lessor) for 1st floor - Torrington Building.                           (J)

10.18    Lease dated July 1, 1999 between Mestek (Lessee) and
         Sterling Realty Trust (Lessor) for 3rd and 4th Floor - Torrington Building.                     (J)

10.18    Lease dated October 1, 2000 between Mestek (Lessee) and
         Sterling Realty (Lessor); 1st Floor Torrington Building                                       (B)

11.1     Schedule of Computation of Earnings per Common Share.

14.1     Code of Business Ethics

21.1     List of Subsidiaries of Mestek, Inc.

23.1     Consent of Grant Thornton LLP

31.1     CEO Certification

31.2     CFO Certification

32.1     906 CEO Certification

32.2     906 CFO Certification

99.1     Corporate Governing Guidelines

99.2     New York Stock Exchange Certification of Chief Executive Officer

Reference Key

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

        (H)      Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 1997.

        (I)      Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

        (J)       Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999.

(K)      Filed as an Exhibit to the Annual Report a Form 10-K for the year ended December 31, 2001.

Each management contract or compensatory plan or arrangement to be filed as an exhibit to this report pursuant to item
15 is listed in Exhibit numbers 10.1, 10.10 and 10.13.

                                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    MESTEK, INC.

Date:  April 14, 2004                                  By:    /S/ John E. Reed
                                                               John E. Reed, Chairman of the Board
                                                               and Chief Executive Officer

Date:  April 14, 2004                                  By:    /S/ Stephen M. Shea
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

Date:  April 14, 2004                                  By:    /S/ William J. Coad
                                                              William J. Coad, Director

Date:  April 14, 2004                                  By:    /S/ Winston R. Hindle, Jr.
                                                              Winston R. Hindle, Jr., Director

Date:  April 14, 2004                                  By:    /S/ David W. Hunter
                                                              David W. Hunter, Director

Date:  April 14, 2004                                  By:    /S/ David M. Kelly
                                                              David M. Kelly, Director

Date:  April 14, 2004                                  By:    /S/ George F. King
                                                              George F. King, Director

Date:  April 14, 2004                                  By:    /S/ John E. Reed
                                                              John E. Reed, Director

Date:  April 14, 2004                                  By:    /S/ Stewart B. Reed
                                                              Stewart B. Reed, Director