Form 10-Q
period 2004-03-31
MESTEK INC
filed 2004-05-14
CIK 65195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
xx QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 2004

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

413-568-9571

Registrant’s telephone number, including area code

None

(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                 Yes xx         No

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).         Yes     No xx

        The number of shares of the registrant’s common stock issued and outstanding as of April 1, 2004 was 8,721,603.

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

MESTEK, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2004

INDEX

PART I - FINANCIAL INFORMATION Item 1 - Financial Statements	Page No.
Condensed consolidated balance sheets at March 31, 2004 (unaudited)
and December 31, 2003 (audited)	3-4
Condensed consolidated statements of operations for the three
months ended March 31, 2004 and 2003 (unaudited)	5
Condensed consolidated statements of cash flows for the three
months ended March 31, 2004 and 2003 (unaudited)	6
Condensed consolidated statement of changes in shareholders' equity for the period from January 1, 2003 (audited)
through March 31, 2004 (unaudited)	7
Notes to the Condensed Consolidated Financial Statements (unaudited)	8-29
Item 2- Management's Discussion and Analysis of Financial Condition
and Results of Operations	30-47
Item 3 - Quantitative and Qualitative Information About Market Risks	48
Item 4 - Controls and Procedures	48-49
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	49
Item 6. Exhibits and Reports on Form 8-K	49
Schedule of Computation of Per Share Earnings	55
SIGNATURE	50

        In the opinion of management, the information contained herein reflects all adjustment necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

   PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

MESTEK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2004 (Unaudited)	Dec. 31, 2003 (Audited)
ASSETS	(dollars in thousands)
Current Assets
Cash and Cash Equivalents	$ 5,385	$ 10,273
Accounts Receivable - less allowances of,
$3,680 and $3,387 respectively	53,107	54,285
Inventories	58,732	55,194
Deferred Tax Asset	21,886	21,916
Other Current Assets	10,756	10,812
Total Current Assets	149,866	152,480
Property and Equipment - net	59,792	62,034
Property Held for Sale	2,970	1,667
Other Assets and Deferred Charges - net	9,653	9,882
Goodwill	20,563	20,607
Total Assets	$242,844	$246,670

See the Notes to Condensed Consolidated Financial Statements.

        Continued on next page

MESTEK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

	March 31, 2004 (Unaudited)	Dec. 31, 2003 (Audited)
	(dollars in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short Term Notes Payable	$ 21,950	$ 17,467
Current Portion of Long-Term Debt	543	596
Accounts Payable	17,603	18,273
Accrued Compensation	6,112	8,377
Accrued Commissions	1,649	2,433
Reserve for Equity Investment Losses	6,000	6,000
Customer Deposits	6,920	9,586
Accrued Employee Benefits	9,067	8,798
Liabilities Subject to Compromise	56,795	57,359
Other Accrued Liabilities	14,824	15,544
Total Current Liabilities	141,463	144,433
Long-Term Debt	4,301	4,386
Pension Obligations	967	967
Other Liabilities	66	256
Total Liabilities	146,797	150,042
Minority Interests	1,091	1,155
Shareholders' Equity
Common Stock - no par, stated value $0.05 per share,
9,610,135 shares issued	479	479
Paid in Capital	15,434	15,434
Retained Earnings	90,304	90,631
Treasury Shares, at cost, (888,532 common shares)	(10,101)	(10,101)
Other Comprehensive Loss	(1,160)	(970)
Total Shareholders' Equity	94,956	95,473
Total Liabilities, and Shareholders' Equity	$ 242,844	$ 246,670

See the Notes to Condensed Consolidated Financial Statements.

MESTEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2004	2003
	(dollars in thousands, except earnings per common share)
Net Sales	$ 93,603	$ 86,156
Cost of Goods Sold	66,344	61,182
Gross Profit	27,259	24,974
Selling Expense	13,577	12,501
General and Administrative Expense	5,763	5,837
Engineering Expense	4,439	3,710
Environmental Litigation/Remediation	219	1,213
Plant Shutdown	336	---
Operating Profit before Reorganization Items	2,925	1,713
Subsidiary Bankruptcy Professional Fees	3,442	---
Operating (Loss) Profit	(517)	1,713
Interest Income (Expense) net	(134)	(118)
Other Income (Expense), net	237	(101)
Loss Before Income Taxes	(414)	1,494
Income Tax Provision (Benefit)	(87)	652
Net (Loss) Income	($ 327)	$ 842
Basic (Loss) Earnings per Common Share:
Net (Loss) Income	($ 0.04)	$ 0.10
Basic Weighted Average Shares Outstanding	8,722	8,722
Diluted (Loss) Earnings Per Common Share
Net (Loss) Income	($ 0.04)	$ 0.10
Diluted Weighted Average Shares Outstanding	8,722	8,742

See the Notes to Condensed Consolidated Financial Statements.

MESTEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(dollars in thousands)
Cash Flows from Operating Activities:
Net (Loss) Income	(327)	842
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,860	2,277
Provision for Losses on Accounts
Receivable, net of write-offs and recoveries	293	222
Changes in assets and liabilities net of
effects of acquisitions and dispositions:
Accounts Receivable	885	4,842
Inventory	(3,538)	(2,858)
Accounts Payable	(670)	1,582
Accrued Expenses	(2,780)	(3,810)
Other Liabilities	(4,294)	(2,216)
Other Assets	311	441
Net Cash (Used In) Provided by Operating Activities	(8,260)	1,322
Cash Flows from Investing Activities:
Capital Expenditures	(873)	(2,490)
Net Cash (Used in) Investing Activities	(873)	(2,490)
Cash Flows from Financing Activities:
Net Borrowings (Payments) Under
Revolving Credit Agreement	4,483	(763)
Principal Payments Under Long
Term Debt Obligations	(138)	(81)
(Decrease) Increase in Minority Interest	(64)	12
Net Cash Provided by (Used In) Financing Activities	4,281	(832)
Net Decrease in Cash and Cash Equivalents	(4,852)	(2,000)
Translation effect on cash	(36)	310
Cash and Cash Equivalents - Beginning of Period	10,273	2,675
Cash and Cash Equivalents - End of Period	$ 5,385	$ 985

See the Notes to Condensed Consolidated Financial Statements.

MESTEK, INC.
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN SHAREHOLDERS’ EQUITY

For the period January 1, 2003 through March 31, 2004

(dollars in thousands)

	Common Stock	Paid In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total

Balance -January 1, 2003	479	15,434	133,796	(10,101)	(1,894)	137,714
Net Loss			(43,165)			(43,165)
Additional Minimum Liability
Defined Benefit Plan--Net of Tax					(247)	(247)
Cumulative Translation Adjustment					1,171	1,171
Net Comprehensive (Loss)						(42,241)
Balance - December 31, 2003	$479	$15,434	$ 90,631	($ 10,101)	($ 970)	$ 95,473
Net Profit/Loss			(327)			(327)
Unrealized Loss on Derivatives
Contract (net of relatedtax benefit)					(154)	(154)
Cumulative Translation Adjustment					(36)	(36)
Balance - March 31, 2004 (unaudited)	$479	$15,434	$90,304	($ 10,101)	($ 1,160)	$94,956

See the Notes to Condensed Consolidated Financial Statements

MESTEK, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Significant Accounting Policies

Basis of Presentation

        The Condensed Consolidated Financial Statements include the accounts of Mestek, Inc. (“Mestek”) and its majority owned subsidiaries (collectively the “Company”). The financial statements as reported in Form 10-Q reflect all adjustments, including those of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of results for the three month periods ended March 31, 2004 and 2003.

        These financial statements should be read in conjunction with the Annual Report on Form 10-K and in particular the audited financial statements for the fiscal year ended December 31, 2003. Accordingly, Note disclosures that would substantially duplicate the disclosures contained in the latest audited financial statements have been omitted from this filing.

Earnings per Common Share

        Basic earnings per share have been computed using the weighted average number of common shares outstanding. Common stock options are considered in the computation of diluted earnings per share, except when such effect would be antidilutive.

        The Company has elected to account for stock based compensation, effective with fiscal 2003, in accordance with Statement of Financial Accounting Standards (“FAS”) No. 148, under the “fair value method”. The Company has further elected to account for the change in accounting principle under the “Prospective Method” as described in amended paragraph 52b of FAS No. 123. The Company made no option grants, modifications of option grants, or settlement of option grants in either the three-month period ended March 31, 2004 or the three-month period ended March 31, 2003 and, accordingly, the change to the fair value method had no effect in either period on Net Income, Basic Earnings Per Share or Diluted Earnings Per Share. Under the “Prospective Method” any future option grants will affect Net Income, Basic Earnings Per Share and Diluted Earnings Per Share.

        With respect to stock-based compensation granted prior to fiscal 2003, the Company follows the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“FAS No. 123”). As permitted by the statement, the Company has chosen to continue to account for stock-based compensations using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25. Accordingly, no compensation expense has been recognized for its stock-based compensation plan.

        Had the ‘fair value method’ of accounting been applied to the Company’s stock option plan, with compensation cost for the Plan determined on the basis of the fair value of the options at the grant date, the Company’s net income and earnings per share would have been as follows:

                                                             Three Months Ended
                                                                  March 31
                                                              2004          2003
                                                   (dollars in thousands, except
                                                      earnings per common share)

Net (loss) income - as reported                              ($327)         $842
Compensation expense                                            18            18
Net (loss) income - pro forma                                ($345)         $824

Basic and diluted (Loss) income per share - as reported     ($0.04)        $0.10
Compensation expense                                          ---           0.01
Basic and diluted (Loss) income per share - - pro forma     ($0.04)        $0.09

Income Taxes

        Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Cash paid for income taxes was $470,000 and $216,000 during the three-month periods ended March 31, 2004 and 2003, respectively.

Other Comprehensive (Loss) Income

        For the three-month period ended March 31, 2004, and 2003, respectively, the components of other comprehensive (loss) income consisted of foreign currency translation adjustments, and, in the 2004 period, a liability related to a ‘hedge transaction’ interest rate swap entered into in February of 2004, as more fully explained in Note 3 to these Condensed Consolidated Financial Statements. Comprehensive (loss) income was ($517,000) and $1,152,000 for the three months ended March 31, 2004 and 2003, respectively.

Reclassification

        Reclassifications are made periodically to previously issued financial statements to conform to the current year presentation.

New Accounting Pronouncements

        In July 2002, the Financial Accounting Standards Board (“FASB”) issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which relates to accounting for plant shutdowns, restructuring and other such costs. FAS No. 146 is based on the fundamental principle that a liability for a cost associated with an exit or disposal activity should be recorded when it (1) is incurred, that is, when it meets the definition of a liability in FASB Concepts Statement No. 6, Elements of Financial Statements, and (2) can be measured at fair value. The principal reason for issuing FAS No. 146 is the FASB’s belief that some liabilities for costs associated with exit or disposal activities that entities record under current accounting pronouncements, in particular Emerging Issues Task Force (“EITF”) Issue 94-3, do not meet the definition of a liability. FAS No. 146 nullifies EITF Issue 94-3; thus, it will have a significant effect on practice because commitment to an exit or disposal plan no longer will be a sufficient basis for recording a liability for costs related to those activities. FAS No. 146 is effective for exit and disposal activities initiated after December 31, 2002. The Company announced the shutdown of two manufacturing facilities in April 2003, as more fully described in Note 6, and is accounting for the related costs, including costs incurred in the three month period ended March 31, 2004 in accordance with FAS No. 146.

        In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The Company has concluded that its investment in CareCentric, Inc. (“CareCentric”), which is described in more detail in Note 6 to the Company’s 2003 financial statements, is not subject to consolidation under the requirements of FIN 46.

        Except as disclosed in Note 6 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2003, the Company’s various investments in CareCentric have been substantially written off in prior years, and all contingent obligations have been fully reserved for, as reflected in the Company’s 2001, 2002, and 2003 and interim 2004 financial statements. Accordingly, there are no potential future investment losses or other loss contingencies associated with the Company’s various investments in CareCentric.

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

        In December 2003, the United States Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB 104 did not have a material effect on the Company’s financial position, results of operations and cash flows.

Note 2 — Inventories

                                                      March 31,     December 31,
                                                       2004            2003
                                                    (unaudited)      (audited)
                                                       (dollars in thousands)

    Finished Goods                                   $15,006         $13,866
    Work-in-progress                                  18,026          18,064
    Raw materials                                     33,703          31,269
                                                      66,735          63,199
    Less provision for LIFO method of valuation       (8,003)         (8,005)
                                                     $58,732         $55,194

Note 3 — Debt

                                                      March 31,     December 31,
                                                       2004            2003
                                                    (unaudited)      (audited)
                                                       (dollars in thousands)

    Revolving Loan Agreement                          $21,950        $ 17,467
    Notes Payable                                         189             211
    Industrial Development Bond                       $ 4,655        $  4,771

    Total Debt                                         26,794          22,449
      Less Current Maturities                         (22,493)        (18,063)
      Long Term Debt                                  $ 4,301        $  4,386

        Revolving Loan Agreement – The Company has a Revolving Loan Agreement and Letter of Credit Facility (“the Agreement”) with Fleet National Bank. The Agreement has been amended and extended through July 30, 2004. The Company presently is in negotiations relative to the renewal of the facility. The Agreement’s terms are substantially unchanged from those described in Note 8 to the Company’s 2003 consolidated financial statements. The Agreement, as amended, provides $50 million of unsecured revolving credit including $10 million of standby letter of credit capacity. Borrowings under the Agreement bear interest at a floating rate based on the bank’s prime rate less one and three quarters percent (1.75%) or, at the discretion of the borrower, LIBOR plus a quoted market factor or, alternatively, in lieu of the prime based rate, a rate based on the overnight Federal Funds Rate. The Agreement contains financial covenants, which require that the Company maintain ratios, relating to interest coverage and leverage. As a result of the Environmental Litigation and Remediation Reserve, and the related subsidiary bankruptcy, as more fully described in Notes 7 and 8 to the Condensed Consolidated Financial Statements, the Company was in technical violation of the aforementioned financial covenants as of December 31, 2003 and March 31, 2004. Fleet Bank waived this violation as of December 31, 2003 and the Company is expecting that it will receive a waiver of the violation as of March 31, 2004. This Agreement also contains restrictions regarding the creation of indebtedness, the occurrence of mergers or consolidations, the sale of subsidiary stock and the payment of dividends in excess of 50 percent (50%) of net income. The Company has outstanding at March 31, 2004, $6,878,000 in standby letters of credit issued principally in connection with its commercial insurance programs.

        Hedge Transaction — On February 6, 2004, the Company entered into a single interest rate swap transaction, to effectively fix the Company’s 30 day-LIBOR-based, variable rate interest obligations on a principal amount of $14,000,000 of debt at a rate of 2.87% for three years.

        The Company entered into this swap transaction to manage interest cost and cash flows associated with variable interest rates, primarily short-term changes in LIBOR, as changes in cash flows of the interest rate swap offsets changes in the interest payments on the covered portion of the Company’s revolving credit facility, and based upon the Company’s belief that short term rates, currently at or near 40-year historic lows, will be rising over the next three years.

        The Company is accounting for the interest rate swap under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS No. 138, Accounting for Certain Derivative instruments and Certain Hedging Activities. These statements require that all derivatives be recognized as either assets or liabilities on the balance sheet at fair value.

        Changes in the fair value of the swap, designated as a cash flow hedge, are reflected as a component of Other Comprehensive Income (Loss) and reclassified into earnings (interest expense) in the same period or periods during which the hedged transaction affects earnings. The derivative instrument is carried at “marked-to-market” fair value on the Consolidated Balance Sheet in the applicable line item “Other Assets” or “Other Liabilities”.

        In connection with this interest rate swap transaction, the Company recorded an after-tax charge of $154,000 in Other Comprehensive Income (Loss) as of March 31, 2004. The Company’s exposure to credit loss on its interest rate swap in the event of nonperformance by the counterparties is believed to be remote as the Company effected this swap through its principal bank, Fleet National Bank (now Bank of America), requiring that the counterparty have a strong credit rating.

        Notes Payable — The Company has an unsecured uncommitted Demand Loan Facility with a second commercial bank, JP Morgan Chase, in the amount of $15 million under which the Company can borrow on a LIBOR basis. The facility has been renewed through June 30, 2004. No balances were outstanding under the facility at March 31, 2004 or December 31, 2003.

        Industrial Development Bond – On April 19, 2002, the Company’s subsidiary, Boyertown Foundry Company, Inc. (“BFC”), borrowed $5,512,490 under a note issued through the Berks County Industrial Development Authority in Berks County, PA in connection with a project to upgrade BFC’s foundry equipment in Boyertown, PA. The note bearing interest at 4.93% per annum, matures on April 19, 2012, and is payable in equal monthly payments of principal and interest over the term of the loan. The note is secured by a Loan and Security Agreement under which the equipment purchased by BFC with the loan proceeds is pledged as security for the note. The note is expected to be a ‘Qualified Small Issue Bond’ under Section 144 (a)(12) of the Internal Revenue Code, entitling the holder to tax exempt treatment on the interest. In the event the note is found to be not in compliance with Section 144 (a)(12), the interest rate on the note may increased.

        On April 16, 2004, the Company’s second tier subsidiary, Exton Ranch, Inc. (“Exton Ranch”), borrowed $3,720,000 from Sovereign Bank, secured by the manufacturing facility owned by Exton Ranch and occupied by the Company’s subsidiary, Omega Flex, Inc. (“Omega”) in Exton, PA. The loan bears interest at a variable LIBOR rate payable monthly in arrears. Principal under the loan is amortized over a 20-year period with a ten-year maturity. The borrower also has the ability to prepay the loan during the term thereof without penalty. The loan is secured by a first priority mortgage on the property, and a collateral assignment of leases, and fixture filing. Exton Ranch is a wholly-owned subsidiary of Omega, the primary tenant of the building, and Omega guaranteed the payment and performance of the obligations of Exton Ranch under the various loan agreements.

        Cash paid for interest was $154,000 and $174,000 during the three months ended March 31, 2004, and 2003, respectively.

Note 4 – Segment Information

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

        The Metal Forming Segment, operating under the umbrella name “Formtek,” is comprised of several subsidiaries and divisions, eight manufacturers of equipment used in the metal forming industry (the uncoiling, straightening, leveling, feeding, forming, bending, notching, stamping, cutting, stacking, bundling or moving of metal in the production of metal products, such as steel sheets, office furniture, appliances, vehicles, buildings, and building components, among many others) and an electrical design and distribution business.

        The HVAC and Metal Forming Segments are described in greater detail in Note 14 to the Company’s 2003 Consolidated Financial Statements.

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

Factors management used to identify the enterprise’s reportable segments:

        The factors which identify the HVAC and Metal Forming Segments as reportable Segments are described in detail in Note 14 to the Company’s 2003 Consolidated Financial Statements.

        Information presented in the following tables relates to continuing operations only.

Three months ended
March 31, 2004
       (dollars in thousands)
             (unaudited)                                        Metal            All
                                              HVAC             Forming          Other          Totals

Revenues from External Customers
                                             $69,526           $24,006           $71           $93,603
Segment Operating Profit (Loss)             $3,193 *         ($3,684) **        ($26)          ($517)

* includes $336 in Plant Shutdown expenses in accordance with FAS 146, as more fully described in Note 6.

** includes $219 in environmental litigation and remediation expenses and $3,442 in subsidiary bankruptcy professional fees, as more fully explained in Note 7.

Three months ended
March 31, 2003
       (dollars in thousands)
             (unaudited)                                        Metal            All
                                              HVAC             Forming          Other          Totals

Revenues from External Customers             $70,101           $15,940          $115           $86,156

Segment Operating Profit (Loss)              $2,808            ($889) *        ($206)          $1,713
* includes $1,213 in environmental charges as more fully explained in Note 7.

HVAC Segment Revenues by HVAC Product Group:

                                                                                             March 31
                                                                                      2004              2003
                                                                                      (dollars in thousands)
                                                                                            (unaudited)

Hydronic Products                                                                      $25,910        $ 25,888
Air Distribution and Cooling Products                                                   19,376          21,331
Gas and Industrial Products                                                             24,240          22,882
     Total Consolidated Revenues                                                       $69,526        $ 70,101

Note 5 – Stock Options and Employee Benefit Plans

        On March 20, 1996, the Company adopted a stock option plan, the Mestek, Inc. 1996 Stock Option Plan, (“Stock Option Plan”), which provides for the granting of options to purchase 500,000 shares of the Company’s common stock. The Stock Option Plan provides for the awarding of incentive and non-qualified stock options to certain employees of the Company and other persons, including directors, for the purchase of the Company’s common stock at fair market value on the grant date. The Stock Option Plan was approved by the Company’s shareholders on May 22, 1996. Options granted under the Stock Option Plan vest over a five-year period and expire at the end of ten years. Options totaling 200,000 shares have been granted under the Stock Option Plan, none of which have been exercised at March 31, 2004. No options were granted in the first quarter of 2004.

        Effective July 1, 1996, the Company’s subsidiary, Omega Flex (“Omega”) adopted a stock option plan (“Omega Plan”) which provides for the granting of both Incentive and Non-Qualified Stock Options (as those terms are defined in the Internal Revenue Code) of up to 200 shares of stock to certain employees of Omega for the purchase of Omega’s common stock at fair market value as of the date of grant. Options to purchase an aggregate of 140 shares of the common stock of Omega, representing a 14% equity share, were granted to two Omega executives effective July 1, 1996. The options vest over a five-year period commencing May 1, 1999 and ending on May 1, 2003 and expire on July 1, 2006. None of the options granted have been exercised. Through a separate agreement, the option holders currently have a put right after exercise which allows them to sell their option shares to Omega at a figure based upon book value and Omega currently has a corresponding call option at a figure based upon book value. The Company has reflected pre-tax charges to earnings in the three-month period ended March 31, 2004 and 2003 of $183,000 and $95,000, respectively, for the compensation value of the options granted.

      Defined Benefit Plans

        The Company’s second-tier subsidiary, Met-Coil, maintained, prior to its acquisition by the Company’s subsidiary, Formtek Inc. on June 3, 2000, several defined benefit pension plans (the Met-Coil Plans) covering certain of its employees. The Met-Coil Plans were “frozen” and merged prior to the acquisition, “locking in” retirement benefits earned to that date and precluding any further benefits for future service. Due to recent adverse investment performance and reduced expectations of future investment earnings, the combined Met-Coil Plans’ administrator has determined that the Accumulated Benefit Obligation, the present value of future pension obligations to Met-Coil Plan participants, exceeds the fair market value of the Met-Coil Plan’s assets as of December 31, 2003 and 2002. In accordance with the requirements of FAS 87, Employers’ Accounting for Pensions, the Company has therefore recorded charges in 2003 and 2002 net of related tax benefit, to the Shareholders’ Equity section of the consolidated Balance Sheet for the period ended December 31, 2003 of $205,000 and $559,000, respectively, under the heading “Additional Minimum Liability-Defined Benefit Plan”. There was no pension expense under this plan for the years ended December 31, 2003, 2002, and 2001. For the quarter ending March 31, 2004, the Company recorded pension expense of $15,662 for the Met-Coil Plans.

        In connection with the acquisition of the assets of Airtherm Manufacturing Company and Airtherm Products, Inc. in 2000, the Company assumed certain obligations related to the defined benefit plan maintained by Airtherm, the Airtherm LLC Retirement Income Plan, prior to the acquisition date. The Airtherm LLC Retirement Income Plan was “frozen” prior to acquisition in a manner similar to the Met-Coil Plans described above. In accordance with the requirements of FAS 87, Employers’ Accounting for Pensions, the Company recorded a charge in 2003, net of related tax benefit, to the Shareholders Equity section of the Consolidated Balance Sheet for the period ended December 31, 2003 of $42,000 relating to the Airtherm LLC Retirement Income Plan under the heading “Additional Minimum Liability-Defined Benefit Plan. Pension expense (benefit) under the Airtherm LLC Retirement Income Plan was ($488) for the quarter ended March 31, 2004, $0 for the year ended December 31, 2003 and $164,000 for the year ended December 31, 2002.

        The Company uses a December 31, 2003 measurement date for the Airtherm LLC Retirement Income Plan and September 30, 2003 for the Met-Coil Plan.

        In accordance with Statement of Financial Accounting Standards No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Post-Retirement Benefits, the following interim period information is provided:

Components of Net Periodic Benefit Cost:

                                                                     Met-Coil                       Airtherm
                                                                Three months ended             Three months ended
                                                           March 31, 2004                        March 31, 2004

       Service cost                                               $   ---                         $    ---
       Interest cost                                                  67,527                           51,342
       Expected Return on Plan Assets                                 65,921                           51,830
       Amortization of Unrecognized
         Transition (Asset) Obligation                                  (818)                          ---
       Amortization of net (gain) Loss                                14,874                           ---
       Other                                                          ---                              ---
       Net Periodic Benefit Cost                                     $15,662                            ($488)

Note 6 – Plant Shutdowns

        In April of 2003, the Company announced the closing of its Scranton, PA, (“Anemostat East”) and Bishopville, SC, (“King Company”) manufacturing facilities. In connection with these closings, Mestek, Inc. restructured and relocated manufacturing operations of the Anemostat and King products to Wrens, GA; Florence, KY; Dallas, TX; Carson, CA and Westfield, MA.

        On March 9, 2004, the Company announced plans to close its Milford, OH, (“Air Clean Damper”) manufacturing operations. The Company sold the principal assets associated with this business and the transaction closed on March 31, 2004. A nominal gain was recorded in the three-month period ended March 31, 2004 and is reflected in Other Income (Expense).

        The Company is accounting for the costs related to these “exit and disposal” activities, employee severance and related costs of shutting down manufacturing operations, in accordance with FAS 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”). In the three-month periods ended March 31, 2004 and 2003, the Company incurred $336,000 and $0, respectively, of such “exit and disposal” costs which are classified separately in the accompanying financial statements in accordance with FAS 146.

        The Scranton, PA and Milford, OH facilities are reflected in the accompanying Condensed Consolidated Financial Statements under the heading Property Held for Sale.

Note 7 – Commitments, Contingencies and Warranties

        As previously disclosed, the Company is obligated as a guarantor with respect to certain debt of CareCentric, Inc. (formerly Simione Central Holdings, Inc.) to CareCentric’s primary commercial bank, Wainwright Bank & Trust Company, in the amount of $6 million which amount was accrued as of December 31, 2001 and remains on the Company’s balance sheet as of March 31, 2004. The $6 million Wainwright credit line is secured by substantially all of CareCentric’s assets and expires May 31, 2004. The balance outstanding under CareCentric’s credit line with Wainwright Bank & Trust Company as of March 31, 2004 was $1,725,000, down from $2,125,000 as of December 31, 2003. CareCentric was “taken private” on September 4, 2003 and is no longer a publicly traded company. The Company’s investments in CareCentric were not materially affected by that transaction.

        The Company is subject to numerous laws and regulations that govern the discharge and disposal of materials into the environment. Except as described below, the Company is not aware, at present, of any material administrative or judicial proceedings against the Company arising under any federal, state or local environment protection laws or regulations (“Environmental Laws”).

ENVIRONMENTAL DISCLOSURE

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

        Concurrently with the filing of the Chapter 11 petition on August 26, 2003, Met-Coil filed an adversary proceeding seeking to stay a series of personal injury actions pending in the United States District Court of Illinois related to the TCE release (the “Illinois Actions”) against Met-Coil, Mestek, and Honeywell International, Inc. (“Honeywell”). The Illinois Actions had been stayed against Met-Coil upon its filing of its petition, and were subsequently stayed against the Company as well.

        On November 5, 2003, Mestek and Met-Coil jointly submitted a Plan of Reorganization of Met-Coil to the Bankruptcy Court (the “Plan”), and currently an amended Plan and Disclosure Statement is being prepared for submittal to the Bankruptcy Court. It is the intention of Met-Coil to seek approval of the amended Plan, which is intended to be submitted in the second quarter of 2004.

        Both the current Plan and the amended Plan, which Met-Coil and the Company intend to present, propose to establish various classes of creditors and interests and contemplate the funding of a capital contribution into Met-Coil by the winning plan sponsor in amounts sufficient to provide for various distributions to certain of the classes of creditors and interests. The Plan contemplates and it is expected that the amended Plan will provide for the issuance of a “channeling injunction” by the Bankruptcy Court, whereby future claims relating to personal injury allegedly from TCE contamination of soils, air or groundwater asserted by persons who resided in a certain geographic area to the south of the Lockformer facility (the “Lockformer Area”) would be “channeled” to a trust fund to be established for such claims. In the event that these other claims and potential claims cannot be dealt with in such a Plan in a manner acceptable to Met-Coil, the Company, and the Bankruptcy Court, then the Plan as amended may not be approved, in which event the proposed settlements may not proceed. Met-Coil is undertaking to reach settlements with many of its environmental and other creditors in addition to those tentative and conditional settlements evidenced by the Letter Agreement described above, so as to monetize as many otherwise unliquidated claims as possible prior to seeking acceptance of the Plan as amended.

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

        In addition, as part of the various environmental litigation matters relating to the Company and Met-Coil, Honeywell is seeking indemnification from the Company for losses, including defense and liability costs, allegedly incurred or to be incurred in connection with the lawsuits in which it has also been named as a party. Honeywell has asserted claims (the “Honeywell Claims”) currently estimated at approximately $5,600,000 in an action against the Company entitled Honeywell International, Inc. v. Mestek, Inc. and Formtek, Inc., Case No. 03-C-6823 (U.S.D.C., N.D. Ill.) originally filed in the Circuit Court of Cook County, IL. The Company has removed the case to the Illinois Federal District Court. Mestek, Formtek and Met-Coil commenced litigation against Honeywell in the Bankruptcy Court substantially identical to that action pending before the Northern District of Illinois. The Bankruptcy Court has entered an order and judgment that neither Mestek nor Formtek are liable under the Indemnification Agreement. Honeywell has objected to the entry of the order and judgment. The parties are engaged in settlement discussions to attempt to resolve the dispute.

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

        The Company increased its Environmental Litigation and Remediation Reserve during the three months ended December 31, 2003 by $19,329,000 to a total at December 31, 2003 of $50,800,000 as a result of settlement discussions as to amounts that may be required to settle the various claims related to the Met-Coil bankruptcy, and complete environmental remediation and ongoing monitoring. The reserve was reduced in the three-month period ended March 31, 2004 to $50,236,000 as a result of ongoing remediation costs incurred at the Lisle, IL site. Accordingly, the financial statements contained in this report reflect such reserve included in the caption “Liabilities Subject to Compromise”. This reserve has been established in accordance with Financial Accounting Standard Board Statement No. 5 and Staff Accounting Bulletin No. 92. However, while this reserve represents management’s best estimate of these liabilities, there is no assurance that it will be adequate, and as previously disclosed, the resolution of the claims relating to the Lockformer site could have a material adverse effect on the Company’s results of operations and financial position. The proposed resolution described above, including any additional amounts required to facilitate acceptance of an amended Plan in the Met-Coil bankruptcy case to address matters outside the scope of the Letter Agreement, could require the expenditure of funds beyond this reserve. In addition, there can be no assurance that future claims for personal injury or property damage will not be asserted by other plaintiffs against Met-Coil and Mestek with respect to the Lockformer site and facility.

        As additional information and expert opinions become available to management, it may either be able to revise its estimate of the range of exposure, with appropriate revision to reserves taken, or continue to believe that no such better estimate is possible at the time.

        Met-Coil has limited insurance coverage for defense costs and liability associated with these environmental actions. To date approximately 40% of Met-Coil’s total out-of-pocket costs associated with these litigations has been reimbursed by insurance carriers. This figure does not include any amounts relating to the compensatory or punitive damages awarded in the Devane case, which have not been paid as of the date of this filing and certain aspects of which were on appeal at the time that the automatic stay occurred as a result of Met-Coil’s filing of its bankruptcy petition on August 26, 2003 nor does it include costs incurred by Met-Coil or Mestek relating to Met-Coil’s bankruptcy proceeding. Many of Met-Coil’s insurance carriers have negotiated a complete settlement with Met-Coil and are no longer liable for payment of either defense costs or indemnification expense. Consistent with EITF 93-5, the Company has treated insurance recoveries, whether of defense costs or in relation to indemnity obligations, on a cash basis except where settlements that are not subject to further litigation have been reached with insurance carriers as of quarter end or year end, in which cases receivables have been appropriately accrued. Accordingly, while there is potential for substantial additional recoveries from its remaining insurers, with each of whom it either has reached a proposed settlement or continues in negotiations, no such recoveries have been included in the accompanying financial statements.

Summary of Reserves

Remediation - Lisle, IL:

        Met-Coil is continuing remediation of the Lockformer facility in Lisle, IL, pursuant to a Work Plan for the site (“on-site remediation”) approved by the Environmental Protection Agency (“EPA”) and is awaiting approval of the remedial standards to be achieved by such Work Plan from the IEPA. The IEPA has not agreed to any specific target level of remediation. To date, substantial soil remediation has occurred in areas under and adjacent to the Lisle facility through both soil vapor extraction and electric resistive heating processes. Groundwater remediation remains to be accomplished and a work plan for this is being prepared for submission to regulatory authorities. In the quarter ended March 31, 2004, Met-Coil paid $564,000 in costs related to on-site remediation, and has a remaining reserve of $7,068,000 for future remediation costs as of March 31, 2004. This amount is included in the accompanying financial statements in the heading “Liabilities Subject to Compromise”. In light of the remaining uncertainties surrounding the effectiveness of the available remediation technologies and the future potential changes in remedial objectives and standards, still further reserves may be needed in the future with respect to the on-site remediation of the Lisle facility. The complexity of aforementioned factors makes it impossible to further estimate any additional costs.

        The Company’s Environmental Litigation and Remediation Reserve of $50,236,000 at March 31, 2004 is comprised of the following:

                                                                                  (dollars in thousands)

         The Letter Agreement described above                                                 $18,500
         The Devane Case                                                                        2,368
         Estimated future remediation costs                                                     7,068
         The Illinois Actions, The Honeywell Claims, The Attorney
              General Action, and all matters related to pending
              or future personal injury claims in the Lockformer area                          22,300
              Total                                                                           $50,236

at this time and remain a contingency pending the resolution of the issue of whether Met-Coil has liability for TCE contamination beyond areas for which settlements have already been reached.

Other Claims Alleging Releases of Hazardous Materials or Asbestos Related Liability

        The Company continues to be named in approximately 5 to 10 new product asbestos-related lawsuits each month. In addition, the sheer number of asbestos claimants and the historical course of the litigation process in this area is such that defense cost can be come substantial when the number of cases begins to escalate into the hundreds. The Company is concerned about the trend of cases brought in recent months notwithstanding the historical record of dismissals or de minimus settlements. Almost all of these suits seek to establish liability against the Company as successor to companies that may have manufactured, sold or distributed asbestos-related products, and who are currently in existence and defending thousands of asbestos related cases, or because the Company currently sells and distributes boilers, an industry that has been historically associated with asbestos-related products. The Company believes it has valid defenses to all of the pending claims and vigorously contests that it is a successor to companies that may have manufactured, sold or distributed any product containing asbestos materials. However, the results of asbestos litigation have been unpredictable, and accordingly, an adverse decision or adverse decisions in these cases, individually or in the aggregate, could materially adversely affect the financial position and results of operation of the Company and could expose the Company to substantial additional asbestos related litigation and the defense costs thereof. The total requested damages of these cases are over $3 billion. Thus far, however, the Company has had over 40 asbestos-related cases dismissed without any payment and it settled approximately twenty-three asbestos-related cases for a de minimis value.

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

Warranty Commitments

        Products sold by the Company are covered by various forms of limited warranty with terms and conditions that vary depending upon the product. The limited warranty typically covers the equipment, parts and labor (in very limited circumstances) necessary to satisfy the warranty obligation for a period which is generally the earlier of 12 months from date of installation or 18 months from date of shipment from the Company factory, although some products or product components are warranted for periods ranging from eighteen months to ten years. The Company estimates the costs that may be incurred under its warranty obligations and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and allowable costs per claim and recoveries from vendors. At least once a quarter the Company assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Costs to satisfy warranty claims are charged as incurred to the accrued warranty liability.

        Following is a summary of changes in the Company’s product warranty liability for the three months ended March 31, 2004 and 2003.

                                                                Three months ended
                                                                     March 31,
                                                            2004                      2003

Balance at beginning of period                           2,524,431                    2,662,194
Provision for warranty claims                              451,855                      473,382
Warranty claims incurred                                  (340,496)                    (254,982)
Balance at end of period                                 2,635,790                    2,880,594

Note 8 – Subsidiary Bankruptcy

        As a result of the ongoing environmental litigation described more fully in Note 7, on August 26, 2003, Met-Coil Systems Corporation (“Met-Coil” or, the “Debtor”), a second-tier subsidiary of Company filed a voluntary petition for relief under Chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtor remains in possession of its assets and properties, and continues to operate its businesses and manage its properties as a “debtor-in-possession” pursuant to sections 1107(a) and 1108 of the Bankruptcy Code.

        Concurrently with the filing of the Chapter 11 petition, on August 26, 2003, the Debtor was granted a “stay” relative to a series of actions pending in the United States District Court of Illinois (“Illinois Actions”) against the Debtor, Mestek, and Honeywell International, Inc. (“Honeywell”). The Illinois Actions have been described in previous filings in the Commitments and Contingencies Note, and in Note 7 above.

        The Bankruptcy Court has approved an $8,000,000 Debtor-in-Possession (“DIP”) revolving credit facility under which the Company is providing post petition working capital funding to Met-Coil. This credit facility has a first priority lien on the assets of the Debtor, accrues interest at Prime plus 4%, and matures on June 30, 2004. The Company intends to extend the DIP facility upon maturity unless Met-Coil is able to identify a more attractive financing alternative. Advances under the DIP credit facility, net of repayments, through March 31, 2004 have aggregated $2,094,000. Pretax losses recorded by Met-Coil in 2003 are expected to generate income tax savings to Mestek of approximately $4,334,000, which amount has been recorded on Met-Coil’s balance sheet as a reduction of the DIP loan balance payable. As a result, Met-Coil reflects, on its balance sheet, a net receivable from Mestek included in Other Current Assets of $2,240,000 as of March 31, 2004.

        The Company has received a waiver letter from Fleet National Bank (“Fleet”) whereby Fleet has agreed to waive, through July 30, 2004, any existing Defaults or Events of Default which may have occurred or currently exist under the Amended and Restated Revolving Loans and Foreign Exchange Facilities Agreement between the Company and Fleet dated July 15, 1997, as amended (the “Loan Agreement”) relating to Met-Coil’s filing of the petition under Chapter 11 of the United States Bankruptcy Code.

        The Debtor filed a Plan of Reorganization (the “Plan”) with the Bankruptcy Court on November 5, 2003. In connection with the Plan, the Debtor and the Company are continuing settlement negotiations with the various litigants described in Note 7, Commitments and Contingencies, above.

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

        As Met-Coil has retained control of its operations as a DIP and as Mestek expects that the Debtor will be successfully reorganized, Mestek has not “deconsolidated” the operations of Met-Coil for accounting purposes. In accordance with generally accepted accounting principles and the related technical literature, the Debtor has established reserves related to the Met-Coil environmental litigation and environmental remediation matters, as more fully described in Note 7. In accordance with SOP 90-7, certain of Met-Coil’s pre-petition liabilities have been reclassified in the accompanying Consolidated Financial Statements under the heading Liabilities Subject to Compromise. The liabilities included in this category are:

         Accounts Payable                                                                     $  4,125,000
         Accrued Expenses                                                                     $  2,375,000
         Environmental Litigation and Remediation reserves                                     $50,236,000
         Commissions Payable                                                                $       59,000
         Total Consolidated Liabilities Subject to Compromise                                  $56,795,000
         Plus: Notes and Other Payables to Mestek and affiliates                              $  7,610,000
         Met-Coil Liabilities Subject to Compromise                                            $64,405,000

during the three months ended March 31, 2004, representing ongoing remediation spending, bringing the total Environmental Litigation and Remediation Reserve to $50,236,000 as of March 31, 2004. The Company as a whole incurred $3,442,000 in legal and other professional fees costs in the three-months ended March 31, 2004 relating to the administration of Met-Coil’s Bankruptcy which are reported in the accompanying financial statements as “Reorganization Items” under the heading “Subsidiary Bankruptcy Professional Fees”.

        The following unaudited Condensed Consolidated Financial Statements of Met-Coil Systems Corporation (Debtor-in-Possession) are prepared on the same basis as the consolidated financial statements of Mestek. Inc.

Note 8 — continued

MET-COIL SYSTEMS CORPORATION
DEBTOR-IN-POSSESSION
CONDENSED BALANCE SHEETS

	March 31, 2004	December 31, 2003 *
	(unaudited) (dollars in thousands)
ASSETS
Current Assets
Cash	$968	$2,218
Accounts Receivable, net	3,001	2,818
Inventories	7,581	7,780
Deferred Tax Asset	18,911	18,885
Other Current Assets	4,908	4,158
Total Current Assets	35,369	35,859
Property and Equipment - net	5,341	5,405
Other Assets and Deferred Charges	282	333
Total Assets	$40,992	$41,597
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	3,104	1,761
Notes Payable - Affiliates	636	---
Customer Deposits	1,892	2,084
Liabilities Subject to Compromise	71,934	72,498
Other Accrued Liabilities	1,711	2,473
Total Current Liabilities	79,277	78,816
Other Liabilities	799	799
Total Liabilities	80,076	79,615
Shareholders' Equity
Common Stock	45	45
Paid in Capital	33,518	33,518
Retained Earnings	(71,884)	(70,818)
Other Comprehensive Loss	(763)	(763)
Total Shareholders' Equity	(39,084)	(38,018)
Total Liabilities and Shareholders' Equity	$40,992	$41,597

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
* reclassified for purposes of comparability.

Note 8 — continued

MET-COIL SYSTEMS CORPORATION
DEBTOR-IN-POSSESSION
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2004	2003
	(unaudited) (dollars in thousands)
Net Sales	$ 10,414	$ 8,755
Cost of Goods Sold	7,208	5,873
Gross Profit	3,206	2,882
Selling, General and Administrative,
Engineering Expense	2,386	2,335
Environmental Litigation/Remediation	210	1,213
Operating Profit (Loss) before Reorganization Items	610	(666)
Bankruptcy Professional Fees	2,267	--
Operating Loss	(1,657)	(666)
Other (Expense) Income - net	--	(58)
Loss Before Income Taxes and Cumulative
Effect of a Change in Accounting Principle	(1,657)	(724)
Income Taxes (Benefit)	(591)	(258)
Net Loss	($ 1,066)	($ 466)

Note 8 — continued

MET-COIL SYSTEMS CORPORATION
DEBTOR-IN-POSSESSION
CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2004	2003
	(unaudited) (dollars in thousands)
Cash Flows from Operating Activities:
Net Loss	($1,066)	(466)
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	136	135
Subsidiary Bankruptcy Professional Fees	2,267	---
Changes in Assets and Liabilities:
Accounts Receivable	(183)	(1,836)
Inventory	199	192
Accounts Payable	1,343	77
Accrued Expenses/Other Liabilities	(954)	618
Liabilities Subject to Compromise	(564)	---
Other Assets	(1,284)	1,494
Net Cash (Used in) Provided by Operating
Activities before Reorganization Items	(106)	214
Operating Cash Flows from Reorganization Items:
Bankruptcy Professional Fees	(2,267)	---
Net Cash Used in Reorganization Items	(2,267)	---
Net Cash (Used in) Provided by Operating Activities	(2,373)	214
Cash Flows from Investing Activities:
Capital Expenditures & Disposals-net	(72)	(232)
Net Cash Used in Investing Activities	(72)	(232)
Cash Flows from Financing Activities:
Net Borrowings
Under Revolving Credit Agreements	1,195	---
Net Cash Provided by Financing Activities	1,195	---
Net (Decrease) in Cash and Cash Equivalents	(1,250)	(18)
Cash and Cash Equivalents - Beginning of Period	2,218	56
Cash and Cash Equivalents - End of Period	968	38

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operation

FORWARD LOOKING INFORMATION

        This report contains forward-looking statements, which are subject to inherent uncertainties. These uncertainties include, but are not limited to, variations in weather, changes in the regulatory environment, customer preferences, general economic conditions, increased competition, and the outcome of the bankruptcy proceedings and related litigation for the Company’s second-tier subsidiary, Met-Coil Systems Corporation. All of these are difficult to predict, and many are beyond the ability of the Company to control.

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

        The Company’s HVAC Segment reflects the seasonal nature of a company engaged in heating products sales, although the broadening of its product offering over the past 10 years to include cooling products, air handling products and corrugated stainless steel tubing has dampened the seasonal curve of the Segment’s revenue stream.

        The Company’s Metal Forming Segment operates within the highly cyclical capital goods marketplace and reflects the challenges not only with respect to cycling of demands but also the globalization of the customer bases as well as the competitor base, requiring it to seek a more international focus in supply, manufacturing sales and marketing. We operate principally within the North American marketplace. However, we do foresee the need for growth both in sales and production in both Europe and Asia.

        Currently we employ approximately 2,725 people primarily in the United States and Canada.

        Fluctuations in the metal commodities market in particular can have and currently are having significant impacts on the Company’s cost structure and may affect profitability with respect to revenues based on committed contracts or derived in markets where pricing to the Company’s customers cannot be readily adjusted.

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

        An important part of the Company’s business strategy is to look for niche areas where larger competitors in the HVAC arena choose not to focus or, in our Metal Forming Segment, where strategic enhancement of product offering can result in a more competitive position in the marketplace, and, through acquisition or product and market development, address these opportunities. As a part of this process, we continually review our stable of companies and product lines, evaluating them with respect to allocation of resources for growth, resuscitation or sale. Our history over the past twenty years has been growth often through acquisition and this process continues, as does the occasional divestiture or closing of a company or facility.

        As will be more specifically discussed below, the strength or weakness in the construction markets directly affects our HVAC business and strength or weakness in the capital goods markets directly affects our Metal Forming business. In 2003 and thus far in 2004, residential construction was and remains strong, institutional construction was and remains flat and industrial/commercial construction was and remains off from prior periods. To the extent that this has been driven by historically low interest rates, any increases in interest rates may adversely affect the volume and profitability of our HVAC business. In the capital goods sector, despite early signs of health, orders for machinery and machine tools remained volatile in 2003, averaging at levels comparable to 2002 but significantly lower than periods prior to 2000. Bookings were slightly improved late in 2003, but due to long lead-times for machines and systems, this resulted in a mixed first quarter in 2004 for this Segment relative to its expectations.

        For 2004, the Company’s Segment budgets are based upon an overall stability expected in the construction markets, though the mix of residential, commercial, industrial and institutional construction spending may change, and expected continuation of the upturn in capital spending, driven in part by the pent-up demand resulting from deferred maintenance as well as increased manufacturing production utilizing the kind of machinery we sell. However, rising commodity prices, especially steel, copper and natural gas are expected to contribute to upward inflationary pressure, which may also push interest rates higher. While the Company itself is not highly leveraged and thus the increased cost of capital may not be as significant a factor in the Company’s cost structure as it is in other companies, increases in interest rates could slow the domestic residential construction market or contribute to further declines in the commercial and industrial construction markets, as well as adversely affect the capital goods market recovery. Increased shipping costs and benefits expense (primarily health care) are also expected to have a dampening effect on economic growth, which would have an adverse effect on the Company’s operations.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

        Financial Reporting Release No. 60, released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of the Notes to the Condensed Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The following is a brief discussion of the Company’s more significant accounting policies.

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

        Our critical accounting policies and significant estimates and assumptions are described in more detail as follows:

Environmental Reserves

        As discussed more fully in Note 7 to the Condensed Financial Statements, Mestek and its subsidiary, Met-Coil Systems Corporation (Met-Coil), are defendants in various environmental litigation matters relating to alleged releases of pollutants by Met-Coil prior to its acquisition by the Company on June 3, 2000. These matters require the Company to establish estimates related to the outcome of various litigation matters as well as estimates related to soil and groundwater remediation costs, both of which are inherently judgmental and subject to change on an ongoing basis.

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

Investments

As discussed more fully in Note 6 to its 2003 Consolidated Financial Statements, the Company has certain investments in CareCentric, Inc. (CareCentric) which it has historically accounted for by the equity method. On March 29, 2002, the Company transferred certain voting rights to John E. Reed, its Chairman and CEO, in the context of a refinancing transaction under which both the Company and John E. Reed invested additional monies in CareCentric. As a result of the transfer of votes, the Company determined that it no longer had “significant influence” relative to CareCentric, as defined in APB 18 and EITF 98-13, and, accordingly, adopted the cost method of accounting for its investments in CareCentric subsequent to that date. The Company has evaluated the requirements of FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), as they relate to its investments in CareCentric, as more fully explained in Note 1 to the accompanying Financial Statements, and determined that CareCentric is not required to be consolidated with the Company.

Warranty

The Company provides for the estimated cost of product warranties at the time revenue is recognized based upon estimated costs, historical and industry experience, and anticipated in-warranty failure rates. While the Company engages in product quality programs and processes, and significant testing prior to shipment, the Company’s warranty obligation is affected by product failure rates, including component failures, and repair or replacement costs incurred in correcting a product failure. Should actual product failure rates or repair or replacement costs differ from estimates based on historical experience, revisions to the estimated warranty liability may be required.

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

RESULTS OF OPERATIONS

      Three months ended March 31, 2004 vs. March 31, 2003

        Total Revenues in the Company’s HVAC Segment decreased eight tenths of 1% during the first quarter of 2004 relative to the first quarter of 2003 reflecting reduced revenues from the recently relocated King and Anemostat franchises, as described in more detail in Note 6, as well as reduced revenues from certain of the Company’s other air distribution franchises, all of which were largely offset by increased sales from the Segment’s Omega Flex business. In 2003, the Company consolidated its Bishopville, South Carolina based King National industrial heating products business into the Company’s Applied Air industrial products business in Dallas, Texas, and substantially completed the consolidation of its Scranton, Pennsylvania based Anemostat East air distribution products manufacturing operations into certain of the Company’s existing air distribution sales, engineering and manufacturing locations. Management believes the future overhead savings from these consolidated operations will allow the King National and Anemostat franchises to operate more competitively in furtherance of the Company’s plan to support and rebuild these established HVAC businesses. During the three months ended March 31, 2004, however, the HVAC Segment incurred incremental expenses associated with these shutdowns and relocation activities totaling $336,000 which represented costs eligible for “separate line treatment” under FAS 146, Accounting for Costs Associated With Exit or Disposal Activities, and which are accounted for accordingly in the accompanying condensed Financial Statements. Revenues from the Hydronics Product Group increased less than 1% during the first quarter of 2004 relative to the first quarter of 2003 from $25,887,000 to $25,910,000, with slightly increased residential product sales offsetting slightly decreased commercial hydronic products sales. Revenues in the Air Distribution and Cooling Products Group were down 9.2% reflecting the effects of the plant closings and relocations mentioned above. Revenues in the Gas and Industrial Product Group increased 5.9%, reflecting principally the growth in Omega Flex’s successful TracPipe® gas piping product, as referred to above.

        The segment’s gross profit margins overall were slightly up, from 28.1% in the first quarter of 2003 to 29.9% in the first quarter of 2004. This resulted principally from substandard margins which affected the 2003 period relating to the now-closed Scranton, PA and Bishopville, SC operations, as discussed above. The Segment expects, however, that its gross profit margins may come under pressure in future periods as it copes with inflationary pressures presently effecting copper, steel, aluminum and other commodities used in its products, although the Company has taken actions to raise prices to off set such cost increases.

        Operating profits for the HVAC segment for the three months ended March 31, 2004 were up 13.7% relative to the three months ended March 31, 2003 from $2.8 million to $3.2 million, despite inclusion in the 2004 period of $336,000 in incremental costs associated with the shutdown and relocation activities described above. Management believes the improved operating results are traceable in part to the overhead savings from consolidated operations referred to above. The Company continues to focus its efforts on overhead reduction in all areas in order to adapt to present conditions in the HVAC industry.

        Total Revenues in the Company’s Metal Forming Segment increased by 50.6% during the first quarter of 2004 relative to the first quarter of 2003. Excluding revenues from Engel Industries, Inc., which was acquired in August of 2003, revenues for the Segment were up 34.9% owing principally to improved sales at the Segment’s Formtek Cleveland, Met-Coil and Axon business units. A cyclical downturn in demand for many of the Segment’s products, which are used in metal fabricating manufacturing operations continued in 2003 resulting in a backlog that fell to a low of approximately $ 20 million. The current backlog at April 30, 2004 is approximately $28.0 million, including $2.7 million in the newly acquired Engel Industries. Bookings for the first quarter of 2004 were $26.6 million, up 37% from the $19.8 million booked in the three-months ended March 31, 2003. The improved sales, bookings, and backlog figures are consistent with increased manufacturing activity in the domestic economy and would seem to be indicative of an upturn in the machine tool industry in which the segment operates.

        Gross profit margins for the Segment declined overall, however, from 33.1% to 27.8% owing to an increase in custom orders carrying higher application engineering costs, increasing sales of integrated products from other manufacturers, and in particular, several larger orders which carried relatively lower margins at IPI and Formtek Cleveland. In some of these cases lower margins were accepted in order to establish customer relationships and engineer new product applications. In others, failures in manufacturing and engineering execution are indicated.

        Notwithstanding the Segment’s higher revenues, “core” operating results for the segment for the quarter (which exclude environmental litigation and remediation expenses of $219,000 and subsidiary bankruptcy professional fees of $3,442,000 in the quarter ended March 31, 2004 and $1,213,000 in environmental litigation and remediation expense in the quarter ended March 31, 2003) decreased from $324,000 in the 2003 period to ($23) in the 2004 period. The 2004 core operating loss figure includes approximately $415,000 in “start-up” losses in the four entities incorporated in 2003, which are discussed below, in rebuilding, electrical distribution, and China-based assembly. The Segment expects three of these “start-up” entities to achieve profitability in 2004 and the other by early 2005. This loss also includes approximately $125,000 in expenses related to product development for early stage products in coiled metal processing and specialty forming and fabricating. An equivalent loss will probably be recorded in each of the next 3 quarters as these products are proto-typed and come to market. Entities that were part of the Segment at the beginning of 2003 recorded core operating profits of approximately $611,000 for the three-month period ended March 31, 2004, an increase of 14.2% over the $535,000 in core operating profits earned for this Segment for the three-month period ended March 31, 2003. The foregoing core operating income and loss figures, by virtue of the exclusion of the items mentioned, constitute “Non-GAAP Financial Measures” which management believes are useful to investors focused upon ascertaining underlying operating earnings trends. This should not be construed as an alternative to “operating income (loss)” or “net income (loss)” (as determined in accordance with generally accepted accounting principles or “GAAP”), as an indicator of the Company’s operating performance, as an alternative to cash flows provided by operating activities (as determined by GAAP), or as a measure of liquidity. The foregoing core operating income and loss figures excluding the anomalous items mentioned are presented solely as a supplemental disclosure because management believes they enhance the understanding of the financial performance of a company with substantial anomalous expense items.

        The Core operating profits (losses) are reconciled with operating profits (losses) determined in accordance with GAAP as follows:

                                                                               Three months ended
                                                                                    March 31,
                                                                              2004                 2003

Core operating profits in
     entities included in the Segment at 12/31/03                         $  611,000             $ 535,000
Start-up losses discussed above                                             (415,000)             ---
Product development costs discussed above                                   (125,000)             ---
All other                                                                    (94,000)             (211,000)

Core Operating Profits (Loss) for the Segment                                (23,000)              324,000
     Less Subsidiary Bankruptcy Professional Fees                          3,442,000               ---
     Less Environmental Litigation and Remediation                           219,000             1,213,000
Operating Losses per GAAP                                                ($3,684,000)            ($889,000)

including Cooper-Weymouth Peterson, Rowe, CoilMate/Dickerman, Yoder, Krasny-Kaplan, Mentor AGVS, Lockformer, Iowa Precision, Hill Engineering, B&K, and Dahlstrom, as well as the recently acquired Engel Industries, Inc. and the start-ups of two rebuilding operations, Formtek Metalforming Integration and Iowa Rebuilders, an electrical distributor, Axon Electric and a Beijing-based assembly facility, Formtek Machinery (Beijing), will allow it to maintain and expand its core competencies, positioning this Segment very well for the next cyclical upturn in the machine tool industry. The Company expects to continue to spend on sales, marketing and product development initiatives at current rates for the foreseeable future.

        Management believes that the continuing effects of globalization on manufacturing costs have presented the Company with significant opportunities. The Company is pursuing in this regard, for all of its businesses, initiatives in Asia aimed at sourcing machined parts and components for use in its North American factories, and assembling discrete stand-alone equipment and sub-assemblies on a limited basis, with ultimate plans to sell select machinery in Asian markets and throughout the world. Including the losses noted above, the Company expects to invest approximately $1,250,000 prior to the end of 2004 to provide infrastructure and support for these initiatives. Formtek’s wholly owned foreign enterprise, Formtek Machinery (Beijing) Co., Ltd, was registered in September of 2003 and began assembly operations of roll forming and metal cutting equipment in a 2800 square meter facility in the Changping District of Beijing in the first quarter of 2004.

        For the Company as a whole, Sales, General and Administrative, and Engineering costs, taken together as a percentage of Total Revenues, were reduced slightly from 25.6% of sales in the three-month period ended March 31, 2004 to 25.4% in the three-month period ended March 31, 2004.

        Core Operating income for the first quarter of 2004 for the Company as a whole increased 18.9%, from $2,926,000 in the first quarter of 2003 to $3,480,000 in the first quarter of 2004, excluding the aforementioned environmental litigation and remediation expenses totaling $219,000 in 2004 and $1,213,000 in 2003, Subsidiary Bankruptcy Professional Fees of $3,442,000 in 2004 and Plant Shutdown expenses of $336,000 in 2004, reflecting the various factors mentioned above. The foregoing core operating income figures, by virtue of the exclusion of the items mentioned, constitute “Non-GAAP Financial Measures” which management believes are useful to investors focused upon ascertaining ongoing operating earnings trends. This should not be construed as an alternative to “operating income” or “net income” (as determined in accordance with generally accepted accounting principles), as an indicator of the Company’s operating performance, as an alternative to cash flows provided by operating activities (as determined by GAAP), or as a measure of liquidity. The foregoing core operating income figures excluding the anomalous items mentioned are presented solely as a supplemental disclosure because management believes they enhance the understanding of the financial performance of a company with substantial anomalous expense items.

        The core operating profits (losses) are reconciled with operating profits (loss) determined in accordance with GAAP as follows:

                                                                               Three months ended
                                                                                    March 31,
                                                                              2004                 2003

Core Operating Profits (Loss)                                             $3,480,000            $2,926,000
     Less Subsidiary Bankruptcy Professional Fees                          3,442,000               ---
     Less Environmental Litigation and Remediation                           219,000             1,213,000
     Less Plant Shutdown                                                     336,000                ---

Operating Profits (Losses) per GAAP                                        ($517,000)           $1,713,000

reflecting the effects of minimum taxes in certain states which offsets the utilization of tax losses and diminishes the effective rate associated with the income tax benefits recorded in relation to the tax losses recorded in the quarter. Income taxes as a percentage of pretax income for the three months ended March 31, 2003 were 43.6%.

LIQUIDITY AND CAPITAL RESOURCES

        The Company’s total debt (long-term debt plus current portion of long-term debt) increased in the first quarter of 2004 from $22,449,000 at December 31, 2003 to $26,794,000 at March 31, 2004, reflecting principally the effect of seasonally increased investments in inventory balances and the on-going costs of funding the legal and other professional fees associated with the Met-Coil Bankruptcy, as more fully described in Note 8 to the Condensed Consolidated Financial Statements. Subject to the matters described in Unusual Events below, management regards the Company’s current capital structure and banking relationships as fully adequate to meet foreseeable future needs. The Company has not paid dividends on its common stock since 1979. The Company remains relatively modestly leveraged with a debt to equity ratio of approximately 28.2% as of March 31, 2004. It is the Company’s expectation, however, that borrowings which will be required to fund the Met-Coil Plan of Reorganization, as described further herein, as and when confirmed by the Bankruptcy Court, will substantially increase the Company’s debt to equity ratio. It is the Company’s current expectation that it will be able to secure the financing required to fund the Plan but there can be no assurance that the Company will succeed in this endeavor. As explained in Note 3 to the Condensed Consolidated Financial Statements, the Company is presently in negotiations with its principal commercial bank relative to the renewal of its credit facility which has been extended through July 30, 2004.

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

        Concurrently with the filing of the Chapter 11 petition on August 26, 2003, Met-Coil filed an adversary proceeding seeking to stay a series of personal injury actions pending in the United States District Court of Illinois related to the TCE release (the “Illinois Actions”) against Met-Coil, Mestek, and Honeywell International, Inc. (“Honeywell”). The Illinois Actions had been stayed against Met-Coil upon its filing of its petition, and were subsequently stayed against the Company as well.

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

        In addition, as part of the various environmental litigation matters relating to the Company and Met-Coil, Honeywell is seeking indemnification from the Company for losses, including defense and liability costs, allegedly incurred or to be incurred in connection with the lawsuits in which it has also been named as a party. Honeywell has asserted claims (the “Honeywell Claims”) currently estimated at approximately $5,600,000 in an action against the Company entitled Honeywell International, Inc. v. Mestek, Inc. and Formtek, Inc., Case No. 03-C-6823 (U.S.D.C., N.D. Ill.) originally filed in the Circuit Court of Cook County, IL. The Company has removed the case to the Illinois Federal District Court. Mestek, Formtek and Met-Coil commenced litigation against Honeywell in the Bankruptcy Court substantially identical to that action pending before the Northern District of Illinois. The Bankruptcy Court has entered an order and judgment that neither Mestek nor Formtek are liable under the Indemnification Agreement. Honeywell has objected to the entry of the order and judgment. The parties are engaged in settlement discussions to attempt to resolve the dispute.

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

        The Company increased its Environmental Litigation and Remediation Reserve during the three months ended December 31, 2003 by $19,329,000 to a total at December 31, 2003 of $50,800,000 as a result of settlement discussions as to amounts that may be required to settle the various claims related to the Met-Coil bankruptcy, and complete environmental remediation and ongoing monitoring. The reserve was reduced in the three-month period ended March 31, 2004 to $50,236,000 as a result of ongoing remediation costs incurred at the Lisle, IL site. Accordingly, the financial statements contained in this report reflect such reserve included in the caption “Liabilities Subject to Compromise”. This reserve has been established in accordance with Financial Accounting Standard Board Statement No. 5 and Staff Accounting Bulletin No. 92. However, while this reserve represents management’s best estimate of these liabilities, there is no assurance that it will be adequate, and as previously disclosed, the resolution of the claims relating to the Lockformer site could have a material adverse effect on the Company’s results of operations and financial position. The proposed resolution described above, including any additional amounts required to facilitate acceptance of an amended Plan in the Met-Coil bankruptcy case to address matters outside the scope of the Letter Agreement, could require the expenditure of funds beyond this reserve. In addition, there can be no assurance that future claims for personal injury or property damage will not be asserted by other plaintiffs against Met-Coil and Mestek with respect to the Lockformer site and facility.

        As additional information and expert opinions become available to management, it may either be able to revise its estimate of the range of exposure, with appropriate revision to reserves taken, or continue to believe that no such better estimate is possible at the time.

        Met-Coil has limited insurance coverage for defense costs and liability associated with these environmental actions. To date approximately 40% of Met-Coil’s total out-of-pocket costs associated with these litigations has been reimbursed by insurance carriers. This figure does not include any amounts relating to the compensatory or punitive damages awarded in the Devane case, which have not been paid as of the date of this filing and certain aspects of which were on appeal at the time that the automatic stay occurred as a result of Met-Coil’s filing of its bankruptcy petition on August 26, 2003 nor does it include costs incurred by Met-Coil or Mestek relating to Met-Coil’s bankruptcy proceeding. Many of Met-Coil’s insurance carriers have negotiated a complete settlement with Met-Coil and are no longer liable for payment of either defense costs or indemnification expense. Consistent with EITF 93-5, the Company has treated insurance recoveries, whether of defense costs or in relation to indemnity obligations, on a cash basis except where settlements that are not subject to further litigation have been reached with insurance carriers as of quarter end or year end, in which cases receivables have been appropriately accrued. Accordingly, while there is potential for substantial additional recoveries from its remaining insurers, with each of whom it either has reached a proposed settlement or continues in negotiations, no such recoveries have been included in the accompanying financial statements.

Summary of Reserves

Remediation - Lisle, IL:

        Met-Coil is continuing remediation of the Lockformer facility in Lisle, IL, pursuant to a Work Plan for the site (“on-site remediation”) approved by the Environmental Protection Agency (“EPA”) and is awaiting approval of the remedial standards to be achieved by such Work Plan from the IEPA. The IEPA has not agreed to any specific target level of remediation. To date, substantial soil remediation has occurred in areas under and adjacent to the Lisle facility through both soil vapor extraction and electric resistive heating processes. Groundwater remediation remains to be accomplished and a work plan for this is being prepared for submission to regulatory authorities. In the quarter ended March 31, 2004, Met-Coil paid $564,000 in costs related to on-site remediation, and has reserved $7,068,000 for future remediation costs as of March 31, 2004. This amount is included in the accompanying financial statements in the heading “Liabilities Subject to Compromise”. In light of the remaining uncertainties surrounding the effectiveness of the available remediation technologies and the future potential changes in remedial objectives and standards, still further reserves may be needed in the future with respect to the on-site remediation of the Lisle facility. The complexity of aforementioned factors makes it impossible to further estimate any additional costs.

        The Company’s Environmental Litigation and Remediation Reserve of $50,236,000 at March 31, 2004 is comprised of the following:

                                                                    (dollars in thousands)

         The Letter Agreement described above                                    $18,500
         The Devane Case                                                           2,368
         Estimated future remediation costs                                        7,068
         The Illinois Actions, The Honeywell Claims, The Attorney
              General Action, and all matters related to pending
              or future personal injury claims in the Lockformer area             22,300
              Total                                                              $50,236

at this time and remain a contingency pending the resolution of the issue of whether Met-Coil has liability for TCE contamination beyond areas for which settlements have already been reached.

Other Claims Alleging Releases of Hazardous Materials or Asbestos Related Liability

        The Company continues to be named in approximately 5 to 10 new asbestos-related product lawsuits each month. In addition, the sheer number of asbestos claimants and the historical course of the litigation process in this area is such that defense cost can be come substantial when the number of cases begins to escalate into the hundreds. The Company is concerned about the trend of cases brought in recent months notwithstanding the historical record of dismissals or de minimus settlements. Almost all of these suits seek to establish liability against the Company as successor to companies that may have manufactured, sold or distributed asbestos-related products, and who are currently in existence and defending thousands of asbestos related cases, or because the Company currently sells and distributes boilers, an industry that has been historically associated with asbestos-related products. To the best of its knowledge, the Company has never manufactured, sold or distributed any product containing asbestos materials. In addition, the Company believes it has valid defenses to all of the pending claims and vigorously contests that it is a successor to companies that may have manufactured, sold or distributed any product containing asbestos materials. However, the results of asbestos litigation have been unpredictable, and accordingly, an adverse decision or adverse decisions in these cases, individually or in the aggregate, could materially adversely affect the financial position and results of operation of the Company and could expose the Company to substantial additional asbestos related litigation and the defense costs thereof. The total requested damages of these cases are over $3 billion. Thus far, however, the Company has had over 40 asbestos-related cases dismissed without any payment and it settled approximately twenty-three asbestos-related cases for a de minimis value.

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

FUTURE IMPACT OF KNOWN TRENDS OR UNCERTAINTIES

        The Company’s operations are sensitive to a number of market factors, any one of which could materially adversely affect its results of operations in any given year:

        Construction Activity—The Company’s largest Segment, its Heating, Ventilating, and Air Conditioning (HVAC) Segment, is directly affected and its other Segment, Metal Forming, is indirectly affected by commercial construction projects and residential housing starts. Relatively lower interest rates in 2003 and strong institutional activity helped prevent what might otherwise have been a more pronounced recessionary effect. Significant increases in interest rates or reductions in construction activity in future periods, however, could be expected to adversely affect the Company’s revenues, possibly materially.

        Manufacturing Activity—The Company’s Metal Forming Segment, as a manufacturer of capital goods used in other manufacturing processes, is subject to significant cyclicality based upon factory utilization. The Company’s Metal Forming Segment provides equipment used to hold, uncoil, straighten, form, bend, cut, and otherwise handle metal used in manufacturing operations, all activities likely to be adversely affected in recessionary periods. The level of manufacturing activity in North America in the automotive, steel processing, metal furniture, and stamping industries, is particularly relevant to this Segment since its products are typically purchased to upgrade or expand existing equipment or facilities. Expectations of future business activity are also particularly relevant. Activity in this Segment has been affected in the recent past by the events of September 11, 2001, and may be affected significantly in the future by the effects of globalization which impact both the markets for its products, the competitors it faces in such markets and potentially the cost and availability of its key components.

        Credit Availability—Although interest rates trended lower in 2003 and have leveled thus far in 2004, reflecting the Federal Reserve’s more liberal monetary policy during this period, credit availability has, in management’s view, somewhat tightened for marginal business borrowers. As the Company’s customer base includes many small to medium sized businesses, the Company believes this has adversely affected the Company’s sales. In addition, recent operating losses associated with a subsidiary’s bankruptcy and environmental liabilities could negatively impact the terms upon which the Company obtains credit in the future.

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

        Inflation – A substantial portion of the Company’s inventory costs are represented by commodities—copper, steel and aluminum—which in times of high economic activity, as evidenced by the ongoing affect of “globalization” on the world economy, can be subject to significant price inflation. The Company’s ability to recover such cost increases through pricing changes is uncertain and erosion of margins during such periods is a significant risk.

Item 3. — Quantitative and Qualitative Information about Market Risks

        The Company does not engage in the purchase or trading of market risk sensitive instruments other than with respect to a single interest rate swap transaction entered into on February 6, 2004 whereby the Company has obtained fixed interest rate protection for approximately $14,000,000 of its bank debt. The Company does not presently have any positions with respect to hedge transactions such as forward contracts relating to currency fluctuations. No market risk sensitive instruments are held for speculative or trading purposes.

Item 4 – Controls and Procedures

(a)     Evaluation of Disclosure Controls and Procedures.

Subsequent to the enactment in 2002 of the Sarbanes-Oxley Act, the Company established a Disclosure Control Committee comprised currently of its Chief Legal Officer, its Associate General Counsel, its Corporate Controller, its Corporate Manger of Internal Audit, and its Chief Financial Officer. The Disclosure Control Committee on a quarterly basis reviews written sub-attestations obtained from key financial and operating personnel, consults with outside technical advisers as needed, and meets with the Company’s CEO, among other steps. As of the end of the period covered by this Quarterly Report on Form 10-Q, Company Management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s Disclosure Controls and procedures as defined in the Rule 13a-15(e) of Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the purposes described in Rule 13a-15(e), and no changes are required at this time.

(b)     Changes in Internal Controls.

Subsequent to the enactment in 2002 of the Sarbanes-Oxley Act, the Company undertook a review of its internal controls, including its internal accounting controls. This process resulted in an expanded Internal Control and Accounting Policy and Procedures Manual which has now been widely disseminated within the Company. While numerous policies were clarified in this manual, and some formerly informal policies were formalized in this manual, the Company does not believe that any such changes represented corrective actions taken with regard to significant deficiencies and material weaknesses. The Company believes that other than the corrective actions which were or are in the process of being taken with respect to the significant deficiencies which were disclosed in Item 9A of its Annual Report on Form 10-K for the period ending December 31, 2003, there were no significant changes in the first quarter of 2004 in internal controls or in factors that have materially affected or are reasonably likely to significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation. Notwithstanding the foregoing, the Company intends to continue the process of examining all internal accounting procedures for the purposes of improvement of internal control and to begin in 2004 a program of training a significant number of managers and staff to better assure compliance and to improve the scope and application of its internal accounting controls.

PART II — OTHER INFORMATION

Item 1 – Legal Proceedings

        The Company is not presently involved in any litigation that it believes could materially and adversely affect its financial condition or results of operations except as described in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations-above under the Sub-caption “UNUSUAL EVENTS” and in Notes 7 and 8 above of the Company’s Condensed Consolidated Financial Statements, which are a part of this Quarterly Report on Form 10-Q.

Item 6 — Exhibits and Reports on Form 8-K

RIDER 47A
  Exhibit
---------------    ---------------------------------------------------------------------------------------------
       No.                                                  Description
        3.1        Articles of Incorporation of Mestek, Inc., as amended(1)
        3.2        Amended and Restated By-laws of Mestek, Inc. as amended through December 12, 2000.(2)
          11       Statement re Computation of Per Share Earnings.
       31.1        Certification of Chief Executive Officer of Mestek, Inc.  pursuant to Rule 15d-14(a)
                   promulgated under the Securities Exchange Act of 1934, as amended.
       31.2        Certification of Chief Financial Officer of Mestek, Inc. pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
       32          Certification of Chief Executive Officer and Chief Financial Officer of Mestek, Inc.,
                   pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley
                   Act of 2002.
       99 or 10    Loan Agreement dated April 16, 2004 between Exton Ranch, Inc. and Sovereign Bank
(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Company’s annual report on Form 10-K, filed with the Securities and Exchange Commission for the year ended December 31, 1996 (File No. 00100448).

(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s annual report on Form 10-K, filed with the Securities and Exchange Commission for the year ended December 31, 2000 (File no 00100448).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    MESTEK, INC.
                                                    (Registrant)

Date: May 14, 2004                                  By: /S/ Stephen M. Shea
                                                    Stephen M. Shea, Senior Vice President - Finance
                                                    and CFO (Chief Financial Officer)

RIDER 47B

(b)     Reports on Form 8-K:

        The Company filed a Report on Form 8-K on April 15, 2004 with respect to Item 7 Financial Statements, Pro Forma Financial Information and Exhibits, Item 9 Regulation FD Disclosure and Item 12 Results of Operations and Financial Condition to report earnings for the year ended December 31, 2003.

        The Company filed a Report on Form 8-K on April 29, 2004 with respect to Item 4 Changes in Registrant’s Certifying Accountant and Item 7 Financial Statements, Pro Forma Financial Information to announce the dismissal of its former independent auditors, Grant Thornton LLP, and the engagement of its new independent auditors, Vitale Caturano & Company, PC.

        The Company filed a Report on Form 8-K/A on May 7, 2004 with respect to Item 4 Changes in Registrant’s Certifying Accountant and Item 7 Financial Statements, Pro Forma Financial Information in connection with the announcement of the dismissal of its former independent auditors, Grant Thornton LLP, and the engagement of its new independent auditors, Vitale Caturano & Company, PC.

EXHIBIT 31.1

I, John E. Reed, Chief Executive Officer, Mestek, Inc., certify that:

    1.        I have reviewed this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004, of Mestek, Inc.(the “registrant”);

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

    4.        The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

    (a)        Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    (b)        Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    (c)        Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

    5.        The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

    (a)        All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

    (b)        Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 14, 2004
                                    /s/  John E. Reed
                                    John E. Reed
                                    Chief Executive Officer

EXHIBIT 31.2

I, Stephen M. Shea, Chief Financial Officer of Mestek, Inc., certify that:

    1.        I have reviewed this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004, of Mestek, Inc.(the “registrant”);

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

    4.        The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

    (a)        Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    (b)        Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    (c)        Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

    5.        The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

    (a)        All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

    (b)        Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 14, 2004
                                    /s/  Stephen M. Shea
                                    Stephen M. Shea
                                    Chief Financial Officer

EXHIBIT 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

Each of the undersigned hereby certifies, for the purposes of 18 U.S.C. Section 1350, in his capacity as an officer of Mestek, Inc. (the “Company”), that, to his knowledge:

    (a)        the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended March 31, 2004, as filed with the Securities and Exchange Commission (the “Report”), fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

    (b)        the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 14, 2004

/s/  John E. Reed
John E. Reed
Chief Executive Officer

/s/  Stephen M. Shea
Stephen M. Shea
Chief Financial Officer

This certification is not deemed to be “filed” for purposes of section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. This certification is not deemed to be incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.

Exhibit 11

MESTEK, INC.
SCHEDULE OF COMPUTATION OF EARNINGS PER COMMON SHARE

	Three Months Ended March 31,
	2004	2003
	(In thousands, except earnings per common share)
Net (Loss) Income	($ 327)	$ 842
Basic (Loss) Earnings per Common Share:
Net (Loss) Income	($ 0.04)	$0.10
Basic Weighted Average Shares Outstanding	8,722	8,722
Diluted Earnings Per Common Share:
Net (Loss) Income	($ 0.04)	$ 0.10
Diluted Weighted Average Shares Outstanding	8,722	8,742