Form 10-Q
period 2004-06-30
MESTEK INC
filed 2004-08-16
CIK 65195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)         xx QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes No xx

        The number of shares of the registrant’s common stock issued and outstanding as of August 1, 2004 was 8,609,503.

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

MESTEK, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2004

INDEX

PART I - FINANCIAL INFORMATION	Page No.
Item 1 - Financial Statements
Condensed consolidated balance sheets at June 30, 2004 (unaudited)
and December 31, 2003 (audited)	3 - 4
Condensed consolidated statements of operations for the
six-months ended June 30, 2004 and 2003 (unaudited)	5
Condensed consolidated statements of cash flows for the
six-months ended June 30, 2004 and 2003(unaudited)	6
Condensed consolidated statement of changes in shareholders' equity for the period
from January 1, 2003 (audited) through June 30, 2004 (unaudited)	7
Notes to the condensed consolidated financial statements (unaudited)	8-27
Item 2- Management's Discussion and Analysis of Financial Condition
and Results of Operations	28
Item 3 - Quantitative and Qualitative Information About Market Risks	48
Item 4 - Controls and Procedures	49
PART II - OTHER INFORMATION
Item 1 - Legal Proceedings	50
Item 2 - Changes in Securities and Use of Proceeds	50
Item 4 - Submission of Matters to Vote of Security Holders	50
Item 6 - Exhibits and Reports on Form 8-K	51
SIGNATURE	52

        In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

MESTEK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004	Dec. 31, 2003
	(Unaudited)
		(Dollars in thousands)
ASSETS
Current Assets
Cash and Cash Equivalents	$ 5,406	$ 10,273
Accounts Receivable - less allowances of,
$3,339 and $3,428 respectively	60,475	54,285
Inventories	61,913	55,194
Deferred Tax Assets	21,952	21,916
Other Current Assets	10,010	10,812
Total Current Assets	159,756	152,480
Property and Equipment - net	59,206	62,034
Property Held for Sale	1,667	1,667
Other Assets and Deferred Charges - net	10,027	9,882
Goodwill	20,518	20,607
Total Assets	$251,174	$246,670

See the Notes to Condensed Consolidated Financial Statements

        Continued on next page

MESTEK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

	June 30, 2004	Dec. 31, 2003
	(Unaudited)
	(Dollars in thousands)
LIABILITIES, AND SHAREHOLDERS' EQUITY
Current Liabilities
Short Term Notes Payable	$ 24,520	$ 17,467
Current Portion of Long-Term Debt	731	596
Accounts Payable	17,566	18,273
Accrued Compensation	7,311	8,377
Accrued Commissions	1,947	2,433
Reserve for Equity Investment Losses	6,000	6,000
Customer Deposits	9,186	9,586
Accrued Employee Benefits	8,926	8,798
Liabilities Subject to Compromise	56,354	57,359
Other Accrued Liabilities	15,376	15,544
Total Current Liabilities	147,917	144,433
Long-Term Debt	7,668	4,386
Pension Obligations	967	967
Other Liabilities	76	256
Total Liabilities	156,628	150,042
Minority Interests	1,114	1,155
Shareholders' Equity
Common Stock - no par, stated value $0.05 per share,
9,610,135 shares issued	479	479
Paid in Capital	15,434	15,434
Retained Earnings	89,837	90,631
Treasury Shares, at cost, (888,532 common shares)	(11,119)	(10,101)
Other Comprehensive Loss	(1,199)	(970)
Total Shareholders' Equity	93,432	95,473
Total Liabilities, and Shareholders' Equity	$251,174	$246,670

See the Notes to Condensed Consolidated Financial Statements.

MESTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands, except earnings per common share)
Net Sales	$ 97,474	$ 86,958	$ 191,077	$ 173,114
Cost of Goods Sold	69,583	62,378	135,927	123,561
Gross Profit	27,891	24,580	55,150	49,553
Selling Expense	13,943	13,154	27,520	25,654
General and Administrative Expense	5,406	5,275	11,169	11,112
Engineering Expense	3,963	3,833	8,402	7,543
Environmental Litigation/Remediation	468	16,025	687	17,238
Plant Shutdown Expense	519	711	855	711
Operating Profit (Loss) before Reorganization Items	3,592	(14,418)	6,517	(12,705)
Subsidiary Bankruptcy Professional Fees	3,581	---	7,023	---
Operating Profit (Loss)	11	(14,418)	(506)	(12,705)
Interest Income (Expense) - net	(290)	(149)	(424)	(267)
Other Income (Expense) - net	(236)	(58)	1	(159)
Loss Before Income Taxes	(515)	(14,625)	(929)	(13,131)
Income Taxes Provision (Benefit)	(48)	(5,116)	(135)	(4,464)
Net Income (Loss)	($ 467)	($ 9,509)	($ 794)	($ 8,667)
Basic Earnings (Loss) Per Common Share:
Net Income (Loss)	($ 0.05)	($ 1.09)	($ 0.09)	($ 0.99)
Basic Weighted Average Shares Outstanding	8,707	8,722	8,715	8,722
Diluted Earnings (Loss) Per Common Share:
Net Income (Loss)	($ 0.05)	($ 1.09)	($ 0.09)	($ 0.99)
Diluted Weighted Average Shares Outstanding	8,707	8,722	8,715	8,722

See the Notes to Condensed Consolidated Financial Statements.

MESTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2004	2003
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net Income (Loss)	($ 794)	($ 8,667)
Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	3,339	4,240
Provision for Losses on Accounts
Receivable, net of write offs & recoveries	(173)	198
Change in assets and liabilities net of
effects of acquisitions dispositions:
Accounts Receivable	(6,017)	206
Inventory	(6,719)	(922)
Accounts Payable	(707)	1,106
Accrued expenses	(3,083)	8,545
Other Assets	612	(3,279)
Net Cash Provided by (Used in) Operating Activities	(13,542)	1,427
Cash Flows from Investing Activities:
Capital Expenditures (net)	(413)	(3,394)
Net Cash Provided by (Used in) Investing Activities	(413)	(3,394)
Cash Flows from Financing Activities:
Issuance of Long-Term Debt	3,720	---
Net Borrowings (Payments)
Under Revolving Credit Agreements	7,052	2,352
Principal Payments Under
Long-Term Debt Obligations	(302)	(200)
Common Stock Re-Purchased	(1,018)	---
Increase (Decrease) in Minority Interests	(41)	36
Net Cash Provided by (Used in) Financing Activities	9,411	2,188
Net Increase (Decrease) in Cash and Cash Equivalents	(4,544)	221
Translation Effect on Cash	(323)	862
Cash and Cash Equivalents - Beginning of Period	10,273	2,675
Cash and Cash Equivalents - End of Period	$ 5,406	$ 3,758

        See the Notes to Condensed Consolidated Financial Statements.

MESTEK, INC.

CONDENSED CONSOLIDATED STATEMENT OF

CHANGES IN SHAREHOLDERS’ EQUITY

For the period January 1, 2003 through June 30, 2004

(dollars in thousands)

	Common Stock	Paid In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total

Balance -January 1, 2003	$479	$15,434	$ 133,796	($ 10,101)	($ 1,894)	$ 137,714
Net Loss			(43,165)			(43,165)
Additional Minimum Liability
Defined Benefit Plan--Net of Tax					(247)	(247)
Cumulative Translation Adjustment					1,171	1,171
Net Comprehensive (Loss)	---	---	---	---	---	(42,241)
Balance - December 31, 2003	479	15,434	90,631	(10,101)	(970)	95,473
Net Income (Loss)			(794)			(794)
Unrealized Gain (Loss) on Derivatives
Contract (net of related tax benefit) 0				94	94
Common Stock Repurchased				(1,018)	0	(1,018)
Cumulative Translation Adjustment					(323)	(323)
Balance - June 30, 2004 (unaudited)	$479	$15,434	$89,837	($ 11,119)	($ 1,199)	$93,432

See the Notes to Condensed Consolidated Financial Statements

MESTEK, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Significant Accounting Policies

Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Mestek, Inc. (Mestek) and its majority owned subsidiaries (collectively the “Company”). The financial statements as reported in Form 10-Q reflect all adjustments, including those of a normal recurring nature, which are, in the opinion of management, necessary to a fair statement of results for the three- and six-month period ended June 30, 2004 and 2003.

        These financial statements should be read in conjunction with the Annual Report on Form 10-K, and in particular the audited financial statements, for the fiscal year ended December 31, 2003. Accordingly, Note disclosures that would substantially duplicate the disclosures contained in the latest audited financial statements have been omitted from this filing.

Earnings per Common Share

        Basic earnings per share have been computed using the weighted average number of common shares outstanding. Common stock options are considered in the computation of diluted earnings per share except when the effect would be antidilutive.

Stock-Based Compensation

        The Company has elected to account for stock-based compensation, effective with fiscal 2003, in accordance with Statement of Financial Accounting Standards (“FAS”) No. 148, under the “fair value method”. The Company has further elected to account for the change in accounting principle under the “Prospective Method” as described in amended paragraph 52b of FAS No. 123. The Company made no option grants, modifications of option grants, or settlement of option grants in either the three-month and six-month periods ended June 30, 2004 or the three-month and six-month periods ended June 30, 2003 and, accordingly, the change to the fair value method had no effect in either period on Net Income, Basic Earnings Per Share or Diluted Earnings Per Share. Under the “Prospective Method” any future option grants will affect Net Income, Basic Earnings Per Share and Diluted Earnings Per Share.

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

        Had the ‘fair value method’ of accounting been applied to the Company’s stock option plan, with compensation cost for the Plan determined on the basis of the fair value of the options at the grant date, the Company’s net loss and loss per share would not have been materially different.

Income Taxes

        Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Cash paid for income taxes was $409,000 and $889,000 during the six-months ended June 30, 2004 and 2003, respectively.

Other Comprehensive Income (Loss)

        For the three- and six-months ended June 30, 2004 and 2003, respectively, the components of other comprehensive loss consisted of foreign currency translation adjustments, and, in the 2004 period, a liability related to a ‘hedge transaction’ interest rate swap entered into in February of 2004, as more fully explained in Note 3 to these Condensed Consolidated Financial Statements. Comprehensive loss was $506,000 and $9,174,000, for the three months ended June 30, 2004 and 2003, respectively and $1,077,000 and $8,022,000, for the six-months ended June 30, 2004 and 2003, respectively.

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

Note 2 — Inventories

                                                               June 30,                December 31,
                                                                 2004                      2003
                                                             (unaudited)                (audited)
                                                                (dollars in thousands)

Finished Goods                                                  $18,734                 $  13,866
Work-in-progress                                                 17,864                    18,064
Raw materials                                                    34,976                    31,269
                                                                 71,574                    63,199
Less reserve for LIFO method of valuation                        (9,661)                   (8,005)
                                                                $61,913                  $ 55,194

Note 3 — Debt

                                                                 June 30,                      Dec. 31,
                                                                  2004                           2003
                                                                (unaudited)                 (audited)
                                                                       (dollars in thousands)

Revolving Loan Agreement                                          $24,521                       $17,467
Notes Payable                                                         172                           211
Note Payable - Sovereign Bank                                       3,689                        ---
Industrial Development Bond                                         4,537                         4,771

Total Debt                                                         32,919                        22,449
Less Current Maturities                                           (25,251)                      (18,063)
Long Term Debt                                                  $   7,668                    $    4,386

        Revolving Loan Agreement – The Company has a Revolving Loan Agreement and Letter of Credit Facility (“the Agreement”) with Bank of America (formerly Fleet National Bank), which expires on September 30, 2004. The Company presently is in receipt of a proposal and term sheet from Bank of America for a three-year renewal and increase in the credit facility and expects to document and close on this facility prior to the expiration of the current facility. The present Agreement’s terms are substantially unchanged from those described in Note 8 to the Company’s 2003 consolidated financial statements. The Agreement, as amended, provides $50 million of unsecured revolving credit including $10 million of standby letter of credit capacity. Borrowings under the Agreement bear interest at a floating rate based on the bank’s prime rate less one and three quarters percent (1.75%) or, at the discretion of the borrower, LIBOR plus a quoted market factor or, alternatively, in lieu of the prime based rate, a rate based on the overnight Federal Funds Rate. The Agreement contains financial covenants, which require that the Company maintain ratios, relating to interest coverage and leverage. As a result of the Environmental Litigation and Remediation Reserve, and the related subsidiary bankruptcy, as more fully described in Notes 7 and 8 to the Condensed Consolidated Financial Statements, the Company was in technical violation of the aforementioned financial covenants as of December 31, 2003, March 31, 2004 and June 30, 2004 and Bank of America has agreed to waive these violations. This Agreement also contains restrictions regarding the creation of indebtedness, the occurrence of mergers or consolidations, the sale of subsidiary stock and the payment of dividends in excess of 50 percent (50%) of net income. The Company has outstanding at June 30, 2004, $7,469,000 in standby letters of credit issued principally in connection with its commercial insurance programs.

        Hedge Transaction — On February 6, 2004, the Company entered into a single interest rate swap transaction, to effectively fix the Company’s 30 day-LIBOR-based, variable rate interest obligations on a principal amount of $14,000,000 of debt at a rate of 2.87% for three years.

        The Company entered into this swap transaction to manage interest cost and cash flows associated with variable interest rates, primarily short-term changes in LIBOR, as changes in cash flows of the interest rate swap offsets changes in the interest payments on the covered portion of the Company’s revolving credit facility, and based upon the Company’s belief that short term rates will be rising over the next several years.

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

        In connection with this interest rate swap transaction, the Company recorded an after-tax gain of $248,000 in Other Comprehensive Income (Loss) during the quarter ended June 30, 2004 reflecting the effect of rising interest rate expectations during this period. The Company’s exposure to credit loss on its interest rate swap in the event of nonperformance by the counterparties is believed to be remote as the Company effected this swap through its principal bank, Bank of America requiring that the counterparty have a strong credit rating.

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

        Note Payable-Sovereign Bank — On April 16, 2004, the Company’s second tier subsidiary, Exton Ranch, Inc. (“Exton Ranch”), borrowed $3,720,000 from Sovereign Bank, secured by the manufacturing facility owned by Exton Ranch and occupied by the Company’s subsidiary, Omega Flex, Inc. (“Omega”) in Exton, PA. The loan bears interest at a variable LIBOR rate payable monthly in arrears. Principal under the loan is amortized over a 20-year period with a ten-year maturity. The borrower also has the ability to prepay the loan during the term thereof without penalty. The loan is secured by a first priority mortgage on the property, and a collateral assignment of leases, and fixture filing. Exton Ranch is a wholly-owned subsidiary of Omega, the primary tenant of the building, and Omega guaranteed the payment and performance of the obligations of Exton Ranch under the various loan agreements.

        Cash Paid for Interest — Cash paid for interest was $265,000 and $244,000 during the six months ended June 30, 2004 and 2003, respectively.

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

        The Metal Forming Segment, operating under the umbrella name “Formtek,” is comprised of several subsidiaries and divisions, constituting eight manufacturers and distributors of equipment used in the metal forming industry (the uncoiling, straightening, leveling, feeding, forming, bending, notching, stamping, cutting, stacking, bundling or moving of metal in the production of metal products, such as steel sheets, office furniture, appliances, vehicles, buildings, and building components, among many others) and an electrical design and distribution business.

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

Three Months ended

June 30, 2004:
(in thousands)

                                                                       Metal               All
                                                        HVAC          Forming             Other           Totals

Revenues from External Customers                     $76,100          $21,374           $   ---          $97,474

Segment Operating Profit (Loss)                       $3,709 **       ($3,698) *        $   ---              $11

* includes $468 in environmental litigation and remediation expenses and $3,581 in subsidiary bankruptcy professional fees, as more fully described in Note 7.

** includes $519 in plant shutdown expenses in accordance with FAS 146, as more fully described in Note 6.

Three Months ended

June 30, 2004:
(in thousands)

                                                                       Metal               All
                                                        HVAC          Forming             Other           Totals

Revenues from External Customers                     $68,590          $18,264              $104          $86,958

Segment Operating Profit (Loss)                       $2,170**       ($16,447)*           ($141)        ($14,418)

* includes $16,025 in costs related to an environmental litigation matter, as more fully described in Note 7.

** includes $ 711 in plant shutdown expenses in accordance with FAS 146, as more fully described in Note 6.

Six Months ended

June 30, 2004:
(in thousands)

                                                                        Metal               All
                                                        HVAC          Forming             Other           Totals

Revenues from External Customers                    $145,626          $45,380               $71         $191,077

Segment Operating Profit (Loss)                       $6,902 **       ($7,382) *           ($26)           ($506)

* includes $687 in environmental litigation and remediation expenses and $7,023 in subsidiary bankruptcy professional fees, as more fully described in Note 7.

** includes $855 in plant shutdown expenses in accordance with FAS 146, as more fully described in Note 6.

Six Months ended

June 30, 2004:
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
* includes $17,238 in costs related to an environmental litigation matter, as more fully described in Note 7. ** includes $ 711 in plant shutdown expenses in accordance with FAS 146, as more fully described in Note 6. HVAC Segment Revenues by HVAC Product Group:
                                                        Three Months ended                  Six Months ended
                                                          June 30:                             June 30:
                                                      2004         2003                  2004         2003
                                                                    (dollars in thousands)

Hydronics Products                                   $29,380        $26,229             $55,290        $52,117
Air Distribution and Cooling Products                 24,050         22,661              43,426         43,992
Gas and Industrial Products                           22,670         19,700              46,910         42,582
     Total HVAC Segment Revenues                    $ 76,100        $68,590            $145,626       $138,691

                                                            Three Months ended             Six Months ended
                                                              June 30:                         June 30:
                                                          2004           2003              2004         2003
                                                                    (dollars in thousands)
Revenues

Total External Revenues for Reportable Segments          $97,474         $86,958         $191,077     $173,114
Inter & Intrasegment Revenues for Reportable Segments      5,207           4,719            9,512        9,936
Elimination of Inter & Intrasegment Revenues              (5,207)         (4,719)          (9,512)      (9,936)
     Total Consolidated Revenues                        $ 97,474        $ 86,958         $191,077     $173,114

Profit or Loss

Reportable Segments Operating Profit
     (Loss) from Continuing Operations                    $   11        ($14,418)           ($506)    ($12,705)
Interest Expense-Net                                        (290)           (149)            (424)        (267)
Other Income (Expense) Net                                  (236)            (58)               1         (159)
(Loss) from Continuing Operations
     before income taxes                                  ($ 515)       ($14,625)          ($ 929)    ($13,131)

Note 5 — Stock Option Plans

        On March 20, 1996, the Company adopted a stock option plan, the Mestek, Inc. 1996 Stock Option Plan, (“Stock Option Plan”), which provides for the granting of options to purchase 500,000 shares of the Company’s common stock. No options were granted in the second quarter of 2004.

        Effective July 1, 1996, the Company’s subsidiary, Omega Flex (“Omega”) adopted a stock option plan (“Omega Plan”) which provides for the granting of both Incentive and Non-Qualified Stock Options (as those terms are defined in the Internal Revenue Code) of up to 200 shares of stock to certain employees of Omega for the purchase of Omega’s common stock at fair market value as of the date of grant. The Company has reflected pre-tax charges to earnings in the three-month period ended June 30, 2004 and 2003 of $166,000 and $172,000, respectively, for the compensation value of the options granted.

      Defined Benefit Plans

        The Company’s second-tier subsidiary, Met-Coil, maintained, prior to its acquisition by the Company’s subsidiary, Formtek Inc. on June 3, 2000, several defined benefit pension plans (the Met-Coil Plans) covering certain of its employees. The Met-Coil Plans were “frozen” and merged prior to the acquisition, “locking in” retirement benefits earned to that date and precluding any further benefits for future service. For the quarters ended June 30, 2004 and 2003, the Company recorded pension expense of $15,662 and $0, respectively, for the Met-Coil Plans.

        In connection with the acquisition of the assets of Airtherm Manufacturing Company and Airtherm Products, Inc. in 2000, the Company assumed certain obligations related to the defined benefit plan maintained by Airtherm, the Airtherm LLC Retirement Income Plan, prior to the acquisition date. Pension expense (benefit) under the Airtherm LLC Retirement Income Plan was ($488) for the quarter ended June 30, 2004, $0 for the year ended December 31, 2003 and $164,000 for the year ended December 31, 2002.

        The Company uses a December 31 measurement date for the Airtherm LLC Retirement Income Plan and September 30 for the Met-Coil Plan.

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

Components of Net Periodic Benefit Cost:

                                                                     Met-Coil                       Airtherm
                                                                Three months ended             Three months ended
                                                            June 30, 2004                         June 30, 2004

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

        On March 9, 2004, the Company announced plans to close its Milford, OH, (“Air Clean Damper”) manufacturing operations. The Company sold the principal assets associated with this business and the transaction closed on March 31, 2004. A nominal gain was recorded in the three-month period ended March 31, 2004 and is reflected in Other Income (Expense) for that period.

        The Company is accounting for the costs related to these “exit and disposal” activities, employee severance and related costs of shutting down manufacturing operations, in accordance with FAS 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”). In the three-month periods ended June 30, 2004 and 2003, the Company incurred $519,000 and $711,000, respectively, of such “exit and disposal” costs which are classified separately in the accompanying financial statements in accordance with FAS 146.

        The Scranton, PA and Milford, OH facilities are reflected in the accompanying Condensed Consolidated Financial Statements under the heading Property Held for Sale.

Note 7 – Commitments, Contingencies and Warranties

        As previously disclosed, the Company is obligated as a guarantor with respect to certain debt of CareCentric, Inc. (formerly Simione Central Holdings, Inc.) to CareCentric’s primary commercial bank, Wainwright Bank & Trust Company, in the amount of $6 million which amount was accrued as of December 31, 2001 and remains on the Company’s balance sheet as of June 30, 2004. The $6 million Wainwright credit line is secured by substantially all of CareCentric’s assets and is presently in the process of being renegotiated. It is the Company’s expectation that its guarantee obligation will be reduced as a result of this process. The balance outstanding under CareCentric’s credit line with Wainwright Bank & Trust Company as of June 30, 2004 was $1,325,000, down from $2,525,000 as of December 31, 2003. CareCentric was “taken private” on September 4, 2003 and is no longer a publicly traded company. The Company’s investments in CareCentric were not materially affected by that transaction.

Environmental Disclosure

        The Company is subject to several legal actions and proceedings in which various monetary claims are asserted. Although no assurances can be given, management, after consultation with its corporate legal department and outside counsel, does not anticipate that any ultimate liability arising out of all such litigation and proceedings will have a material adverse effect on the financial condition of the Company except as set forth below.

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

        Based upon statements made by the Bankruptcy Judge in Open Court at the recent July 28, 2004 Confirmation Hearing, Management believes that the Bankruptcy Court will confirm the Fourth Amended Chapter 11 Plan of Reorganization (the “Proposed Plan”) proposed by Met-Coil and Mestek, as co-proponents, and will recommend to the United States District Court (Del.) that it approve and enter the “channeling injunction” discussed below, and certain related third party releases in favor of, among others, Mestek and its affiliates.

        This Proposed Plan is supported by all major parties in interest in the Met-Coil Chapter 11 case, and is expected to become effective in approximately six to twelve weeks from the date the Bankruptcy Judge confirms the Proposed Plan (which the Company anticipates will occur shortly), upon satisfaction or waiver of all conditions precedent to the effectiveness of the Proposed Plan.

        The Proposed Plan settles the various legal actions which have been commenced against Met-Coil and Mestek with respect to an alleged release of TCE into the soils, groundwater or air in or around Met-Coil’s Lockformer Company facility in Lisle, Illinois. In addition, the Proposed Plan establishes a trust (the “TCE PI Trust”) for the holders of future claims or demands, who reside, resided or may reside in a certain geographic area in the vicinity of the facility in Lisle, Illinois, and who assert personal injury claims in the future. The TCE PI Trust is established to assume all such future personal injury claims and demands and pay and administer verified claims for up to 45 years. Upon establishment of such TCE PI Trust, Mestek and its affiliates will be released from any liabilities assumed by the TCE PI Trust for up to 45 years. Pursuant to the Proposed Plan, all such future claims and demands will be “channeled” to the TCE PI Trust and be paid in accordance with the distribution procedures established for such trust. This TCE PI Trust will be administered by an independent trustee, with power to mediate, arbitrate and, if necessary, litigate claims.

        The Company’s Environmental and Litigation Reserve as of the quarter ended March 31, 2004 was approximately $50,236,000. Management believes that no additional reserves, beyond those set forth in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, as reduced by $441,000 in remediation spending during the quarter ended June 30, 2004, are required to be taken, and accordingly, no additions to such reserves are included in the results of operations for the three months ended June 30, 2004. Future insurance recoveries could reduce required reserves.

        The immediate cash requirements which will require borrowing under the Company’s credit facility upon the Proposed Plan’s becoming effective are estimated at approximately $16,000,000. In addition, letters of credit of approximately $17,000,000 are expected to be required in connection with the funding of the Proposed Plan (once confirmed and effective).

        The financial statements contained in this report reflect such reserves included in the caption “Liabilities Subject to Compromise”. These reserves have been established in accordance with Financial Accounting Standard Board Statement No. 5 and Staff Accounting Bulletin No. 92. However, while these reserves represent management’s best estimate of these liabilities, and are based upon known or anticipated claims analysis estimated by various legal, scientific and economic experts, there is no assurance that these reserves will be adequate to meet all potentials claims arising from the environmental contamination at the Lisle, Illinois site. In addition, there can be no assurance that future claims for personal injury or property damage will not be asserted by other plaintiffs against Met-Coil and Mestek with respect to the Lockformer site and facility.

        As additional information and expert opinions become available to management, it may either be able to revise its estimate of the range of exposure, with appropriate revision to reserves taken, or continue to believe that no such better estimate is possible at the time. See “Management’s Discussion and Analysis” elsewhere in this Quarterly Report on Form 10-Q for additional discussion of this matter.

      Remediation – Lisle, IL:

        Met-Coil is continuing remediation of the Lockformer facility in Lisle, IL, pursuant to a Work Plan for the site (“on-site remediation”) approved by the Environmental Protection Agency (“EPA”) and is awaiting approval of the remedial standards to be achieved by such Work Plan from the IEPA. In the quarter ended June 30, 2004, Met-Coil paid $441,000 in costs related to on-site remediation, and has a remaining reserve of $6,627,000 for future remediation costs as of June 30, 2004.

        In light of the remaining uncertainties surrounding the effectiveness of the available remediation technologies and the future potential changes in remedial objectives and standards, still further reserves may be needed in the future with respect to the on-site remediation of the Lisle facility. The complexity of aforementioned factors makes it impossible at this time to further estimate any additional costs.

      Other Claims Alleging Releases of Hazardous Materials or Asbestos Related Liability

        The Company is currently a party to approximately 200 asbestos-related lawsuits, and in the past six months has been named in approximately 10 to 15 new such lawsuits each month, primarily in one county in Illinois where numerous asbestos-related actions have been filed against numerous defendants.

        Almost all of these suits seek to establish liability against the Company as successor to companies that may have manufactured, sold or distributed asbestos-related products, and who are currently in existence and defending thousands of asbestos related cases, or because the Company currently sells and distributes boilers, an industry that has been historically associated with asbestos-related products. The Company believes it has valid defenses to all of the pending claims and vigorously contests that it is a successor to companies that may have manufactured, sold or distributed any product containing asbestos materials. However, the results of asbestos litigation have been unpredictable, and accordingly, an adverse decision or adverse decisions in these cases, individually or in the aggregate, could materially adversely affect the financial position and results of operation of the Company and could expose the Company to substantial additional asbestos related litigation and the defense costs thereof, which defense costs, because of the sheer number of asbestos claimants and the historical course of the litigation process in this area has the potential to become substantial, though these costs are not capable of estimation at this time. The total requested damages of these cases are over $3 billion. To date, however, the Company has had over 40 asbestos-related cases dismissed without any payment and it settled approximately twenty-three asbestos-related cases for a de minimis value. However, there can be no assurance the Company will be able to successfully defend or settle any pending litigation.

        In addition to the Lisle, IL site, the Company has been named or contacted by state authorities and/or the EPA regarding the Company’s asserted liability or has otherwise determined it may be required to expend funds for the remediation of certain other sites In North Carolina, Connecticut and Pennsylvania. Such matters are detailed elsewhere in this Quarterly Report on Form 10-Q in the section entitled “Managements’ Discussion and Analysis-Commitments and Contingencies”.

        The Company continues to investigate all of these matters. Given the information presently known, no estimation can be made of any liability which the Company may have with respect to these matters. There can be no assurance, but based on the information presently available to it, the Company does not believe that any of these matters will be material to the Company’s financial position or results of operations.

Warranty Commitments

        Products sold by the Company are covered by various forms of limited warranty with terms and conditions that vary depending upon the product. The limited warranty typically covers the equipment, replacement parts and, in very limited circumstances, labor necessary to satisfy the warranty obligation for a period which is generally the earlier of 12 months from date of installation or 18 months from date of shipment from the Company factory, although some products or product components are warranted for periods ranging from eighteen months to ten years. The Company estimates the costs that may be incurred under its warranty obligations and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and allowable costs per claim and recoveries from vendors. At least once a quarter the Company assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Costs to satisfy warranty claims are charged as incurred to the accrued warranty liability.

        Following is a summary of changes in the Company’s product warranty liability for the three months ended June 30, 2004 and 2003.

                                                                Three months ended
                                                                     June 30,
                                                            2004                      2003

Balance at beginning of period                          $2,635,790                   $2,880,594
Provision for warranty claims                            1,049,138                      270,409
Warranty claims incurred                                  (422,460)                    (381,331)
Balance at end of period                                $3,262,468                  $ 2,769,672

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

        Concurrently with the filing of the Chapter 11 petition, on August 26, 2003, the Debtor was granted a “stay” relative to a series of actions pending in the United States District Court of Illinois (“Illinois Actions”) against the Debtor, Mestek, and Honeywell International, Inc. (“Honeywell”). The Illinois Actions have been described in previous filings in the Commitments and Contingencies Note.

        The Bankruptcy Court has approved an $8,000,000 Debtor-in-Possession (“DIP”) revolving credit facility under which the Company is providing post petition working capital funding to Met-Coil. This credit facility has a first priority lien on the assets of the Debtor, accrues interest at Prime plus 4%, and matures on September 30, 2004. The Company intends to extend the DIP facility upon maturity unless Met-Coil is able to identify a more attractive financing alternative. Advances under the DIP credit facility, net of repayments, through June 30, 2004 have aggregated $2,834,000. Pretax losses recorded by Met-Coil in 2003 are expected to generate income tax savings to Mestek of approximately $4,334,000, which amount has been recorded on Met-Coil’s balance sheet as a reduction of the DIP loan balance payable. As a result, Met-Coil reflects on its balance sheet a net receivable from Mestek included in Other Current Assets of $1,500,000 as of June 30, 2004.

        The Company has received a waiver letter from Bank of America (“BOA”) whereby BOA has agreed to waive, through September 30, 2004, any existing Defaults or Events of Default which may have occurred or currently exist under the Amended and Restated Revolving Loans and Foreign Exchange Facilities Agreement between the Company and Fleet dated July 15, 1997, as amended (the “Loan Agreement”) relating to Met-Coil’s filing of the petition under Chapter 11 of the United States Bankruptcy Code.

        The Debtor filed a Plan of Reorganization (the “Plan”) with the Bankruptcy Court on November 5, 2003 and several amendments subsequent thereto. The Fourth Amended Plan of reorganization was the subject of a recent (July 28, 2004) confirmation hearing before the Bankruptcy Court and is expected to be confirmed shortly, as more fully described in Note 7, Commitments and Contingencies, above.

        As Met-Coil has retained control of its operations as a Debtor in Possession (“DIP”), Mestek has not “deconsolidated” the operations of Met-Coil for accounting purposes. In accordance with generally accepted accounting principles and the related technical literature, the Debtor has established reserves related to the Met-Coil environmental litigation and environmental remediation matters, as more fully described in Note 7. In accordance with SOP 90-7, certain of Met-Coil’s pre-petition liabilities have been reclassified in the accompanying Consolidated Financial Statements under the heading Liabilities Subject to Compromise. The liabilities included in this category are:

         Accounts Payable                                                                     $  4,125,000
         Accrued Expenses                                                                     $  2,375,000
         Environmental Litigation and Remediation reserves                                     $49,795,000
         Commissions Payable                                                                $       59,000
         Total Consolidated Liabilities Subject to Compromise                                  $56,354,000
         Plus: Notes and Other Payables to Mestek and affiliates                               $15,139,000
         Met-Coil Liabilities Subject to Compromise                                            $71,493,000

        Met-Coil recorded charges to its environmental litigation and remediation reserves totaling $441,000 during the three months ended June 30, 2004, representing ongoing remediation spending, bringing the total Environmental Litigation and Remediation Reserve to $49,795,000 as of June 30, 2004. The Company as a whole incurred $7,023,000 in legal and other professional fees costs in the six-months ended June 30, 2004 relating to the administration of Met-Coil’s bankruptcy which are reported in the accompanying financial statements as “Reorganization Items” under the heading “Subsidiary Bankruptcy Professional Fees”.

        The following unaudited Condensed Consolidated Financial Statements of Met-Coil Systems Corporation (Debtor-in-Possession) are prepared on the same basis as the consolidated financial statements of Mestek. Inc.

Note 8 — continued

MET-COIL SYSTEMS CORPORATION

DEBTOR-IN-POSSESSION

CONDENSED BALANCE SHEETS

	June 30, 2004 (unaudited)	December 31, 2003 *
	(dollars in thousands)
ASSETS
Current Assets
Cash$	466	$ 2,218
Accounts Receivable, net	3,274	2,818
Inventories	8,038	7,780
Deferred Tax Asset	18,911	18,885
Other Current Assets	3,306	4,158
Total Current Assets	33,995	35,859
Property and Equipment - net	5,435	5,405
Other Assets and Deferred Charges	270	333
Total Assets	$39,700	$41,597
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	2,773	1,761
Notes Payable - Affiliates	144	--
Customer Deposits	3,083	2,084
Liabilities Subject to Compromise	71,493	72,498
Other Accrued Liabilities	1,655	2,473
Total Current Liabilities	79,148	78,816
Other Liabilities	799	799
Total Liabilities	79,947	79,615
Shareholders' Equity
Common Stock	45	45
Paid in Capital	33,518	33,518
Retained Earnings	(73,047)	(70,818)
Other Comprehensive Loss	(763)	(763)
Total Shareholders' Equity	(40,247)	(38,018)
Total Liabilities and Shareholders' Equity	$39,700	$41,597

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

* reclassified for purpose of comparability.

Note 8 — continued

MET-COIL SYSTEMS CORPORATION

DEBTOR-IN-POSSESSION

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands, except earnings per common share)
Net Sales	$ 9,127	$ 8,852	$ 19,541	$ 17,607
Cost of Goods Sold	6,002	6,101	13,210	11,974
Gross Profit	3,125	2,751	6,331	5,633
Selling, General, and Administrative,
Engineering Expense	2,143	2,343	4,529	4,678
Environmental Litigation/Remediation	468	15,798	678	17,011
Operating Profit (Loss) before Reorganization Items	514	(15,390)	1,124	(16,056)
Bankruptcy Professional Fees	2,315	--	4,582	--
Operating Profit (Loss)	(1,801)	(15,390)	(3,458)	(16,056)
Other Income (Expense) - net	(6)	(127)	(6)	(185)
Loss Before Income Taxes	(1,807)	(15,517)	(3,464)	(16,241)
Income Taxes (Benefit)	(644)	(5,547)	(1,235)	(5,805)
Net Income (Loss)	($ 1,163)	($ 9,970)	($ 2,229)	($10,436)

Note 8 — continued

MET-COIL SYSTEMS CORPORATION

DEBTOR-IN-POSSESSION

CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30
	2004 (unaudited)	2003
	(dollars in thousands)
Cash Flows from Operating Activities:
Net Loss	($ 2,229)	($10,437)
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	260	269
Subsidiary Bankruptcy Professional Fees	4,582	--
Changes in Assets and Liabilities:
Accounts Receivable	(456)	(1,700)
Inventory	(258)	759
Accounts Payable	1,012	(57)
Environmental Litigation/Remediation Reserves	--	9,331
Accrued Expenses/Other Liabilities	(919)	2,106
Liabilities Subject to Compromise	(1,005)	--
Other Assets	889	(4,475)
Net Cash (Used in) Provided by Operating
Activities before Reorganization Items	1,876	(4,204)
Operating Cash Flows from Reorganization Items:
Bankruptcy Professional Fees	(4,582)	--
Net Cash Used in Reorganization Items	(4,582)	--
Net Cash (Used in) Provided by Operating Activities	(2,706)	(4,204)
Cash Flows from Investing Activities:
Capital Expenditures & Disposals-net	(290)	(257)
Net Cash Used in Investing Activities	(290)	(257)
Cash Flows from Financing Activities:
Net Borrowings
Under Revolving Credit Agreements	1,244	4,447
Net Cash Provided by Financing Activities	1,244	4,447
Net (Decrease) in Cash and Cash Equivalents	(1,752)	(14)
Cash and Cash Equivalents - Beginning of Period	2,218	56
Cash and Cash Equivalents - End of Period	$466	$42

Note 9 – Common Stock Buyback Program

        In 2004, the Company continued its program of selective ‘open market’ purchases acquiring 62,800 shares of its common stock in the three-month period ending June 30, 2004 at an average cost per share of approximately $16.21. The Company has additionally acquired 49,300 shares in the period from July 1, 2004 through August 10, 2004 at an average cost of $16.61 per share. No shares were acquired in the comparable periods in 2003. All such shares were accounted for as treasury shares.

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

        The Company currently employs approximately 2,725 people, primarily in the United States and Canada.

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

        The strength or weakness in the construction markets directly affects our HVAC business and strength or weakness in the capital goods markets directly affects our Metal Forming business. In 2003 and thus far in 2004, residential construction was and remains strong, institutional construction was and remains flat and industrial/commercial construction was and remains off from prior periods. To the extent that this has been driven by historically low interest rates, any increases in interest rates may adversely affect the volume and profitability of our HVAC business. In the capital goods sector, despite early signs of health, orders for machinery and machine tools remained volatile in 2003, averaging at levels comparable to 2002 but significantly lower than periods prior to 2000. Bookings have increased to date in 2004 resulting in an improved second quarter in 2004 for this Segment relative to the comparable period in 2003.

        For 2004, the Company’s Segment budgets are based upon an overall stability expected in the construction markets, though the mix of residential, commercial, industrial and institutional construction spending may change, and expected continuation of the upturn in capital spending, driven in part by the pent-up demand resulting from deferred maintenance as well as increased manufacturing production utilizing the kind of machinery the Company sells. However, rising commodity prices, especially steel, scrap cast iron, copper, oil and natural gas are expected to contribute to upward inflationary pressures, which may also push interest rates higher. While the Company itself is not highly leveraged and thus the increased cost of capital may not be as significant a factor in the Company’s cost structure as it is in other companies, increases in interest rates could slow the domestic residential construction market or contribute to further declines in the commercial and industrial construction markets, as well as adversely affect the capital goods market recovery. Increased shipping costs and benefits expense (primarily health care) are also expected to have a dampening effect on economic growth, which would have an adverse effect on the Company’s operations.

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

        Our critical accounting policies and significant estimates and assumptions are described in more detail as follows:

      Environmental Litigation and Remediation Reserves

        As discussed more fully in Note 7 to the Condensed Financial Statements and in Environmental Disclosure below, Mestek and its second-tier subsidiary, Met-Coil Systems Corporation (Met-Coil), are defendants in various environmental litigation matters relating to alleged releases of pollutants by Met-Coil prior to its acquisition by the Company’s Formtek, Inc. subsidiary on June 3, 2000. These matters require the Company to establish estimates related to the outcome of various litigation matters as well as estimates related to soil and groundwater remediation costs, both of which are inherently judgmental and subject to change on an ongoing basis.

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

      Inventory

The Company values its inventory at the lower of cost to purchase and/or manufacture the inventory, principally determined on the last-in, first-out (“LIFO”) method, or the current estimated market value of the inventory. The Company’s June 30, 2004 and 2003 LIFO reserves, as disclosed in Note 3 to these Condensed Financial Statements, have been estimated at these interim dates in accordance with Accounting Principles Board Opinion 28, Interim Financial Reporting. The Company periodically reviews inventory quantities on hand and records a provision for excess and/or obsolete inventory based primarily on its estimated forecast of product demand, as well as based on historical usage. A significant decrease in demand for the Company’s products or technological changes in the industries in which the Company operates could result in an increase of excess or obsolete inventory quantities on hand, requiring adjustments to the value of the Company’s inventories.

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

Results of Operations

   Three months ended June 30, 2004 vs. June 30, 2003

      HVAC Segment

        Total Revenues in the Company’s HVAC Segment increased 10.9% during the second quarter of 2004 relative to the second quarter of 2003 led principally by improved sales of commercial and residential hydronic heating products and Omega Flex’s TracPipe® product. In 2003, the Company consolidated its Bishopville, South Carolina based King National industrial heating products business into the Company’s Applied Air industrial products business in Dallas, Texas, and substantially completed the consolidation of its Scranton, Pennsylvania based Anemostat East air distribution products manufacturing operations into certain of the Company’s existing air distribution sales, engineering and manufacturing locations. Management believes that overhead savings from these consolidated operations has allowed the King National and Anemostat franchises to operate more competitively in furtherance of the Company’s plan to support and rebuild these established HVAC businesses. During the three months ended June 30, 2004, however, the HVAC Segment incurred incremental expenses associated with these and other shutdown and relocation activities totaling $519,000 which represented costs eligible for “separate line treatment” under FAS 146, Accounting for Costs Associated With Exit or Disposal Activities, and which are accounted for accordingly in the accompanying condensed Financial Statements. Revenues from the Hydronics Product Group increased 12.0% during the second quarter of 2004 relative to the second quarter of 2003 from $26,229,000 to $29,380,000, reflecting increased residential and commercial hydronic products sales. Revenues in the Air Distribution and Cooling Products Group were up 6%, reflecting improvements in the relocated Anemostat franchise, among other effects. Revenues in the Gas and Industrial Product Group increased 15%, reflecting principally the growth in Omega Flex’s successful TracPipe® gas piping product, as noted above.

        The segment’s gross profit margins overall were down slightly, from 29.4% in the second quarter of 2003 to 28.6% in the second quarter of 2004. This resulted principally from the effects of inflationary pressures presently effecting copper, steel, cast iron scrap, aluminum and other commodities used in its products, despite the Company’s efforts to raise prices on a timely basis to offset such cost increases.

        Operating profits for the HVAC segment for the three months ended June 30, 2004 were up 71% relative to the three months ended June 30, 2003 from $2.17 million to $3.7 million, reflecting the positive trends described above. The Company continues to focus its efforts on consolidating overhead wherever possible in order to maximize efficiency in its various HVAC manufacturing operations.

      Metal Forming Segment

        Total Revenues in the Company’s Metal Forming Segment increased by 17% during the second quarter of 2004 relative to the second quarter of 2003. Excluding revenues from Engel Industries, Inc., which was acquired in August of 2003, revenues for the Segment were up 5.6% owing principally to contributions from the Segment’s recently established Iowa Rebuilders and Axon business units. A cyclical downturn in demand for many of the Segment’s products, which are used in metal fabricating manufacturing operations continued in 2003 resulting in a backlog that fell to a low of approximately $20 million. The current backlog at June 30, 2004 is approximately $33.0 million, including $2.8 million at the newly acquired Engel Industries up from $28 million at March 31, 2004, including $3.1 million at Engel Industries and up from $21 million at June 30, 2003, not including Engel Industries. Bookings for the second quarter of 2004 were approximately $29.4 million, up 10.5% from the approximately $26.6 million booked in the quarter ended March 30, 2004 and up 51.5% from the approximately $19.4 million booked in the quarter ended June 30, 2003. The 2003 bookings did not include either Engel, which was acquired in August 2003 or Formtek Beijing which opened in February 2004, and included only de minimis booked orders for the other 2003 start up Formtek Metalforming Integration, Axon Electric, and Iowa Rebuilders Inc. The improved sales, bookings, and backlog figures are consistent with stronger manufacturing activity in the domestic economy and consistent with an upturn in the sale of durable goods sector, including the machine tool industry in which the Segment operates.

        Gross profit margins for the Metal Forming Segment improved from 25.7% in the 2003 quarter to 28.7% in the 2004 quarter, reflecting somewhat improved quoting and execution on larger orders and better absorption of burden expense.

        Reflecting the Segment’s higher revenues, “core” operating results for the segment (a “Non-GAAP Financial Measure” discussed below) for the quarter (which exclude environmental litigation and remediation expenses of $468,000 and subsidiary bankruptcy professional fees of $3,581,000 in the quarter ended June 30, 2004 and $16,025,000 in environmental litigation and remediation expense in the quarter ended June 30, 2003) increased from ($422,000) in the 2003 period to $351,000 in the 2004 period. The 2004 core operating profit figure for the quarter includes approximately $359,000 in “start-up” losses in the four entities incorporated in 2003, which are discussed below, in rebuilding, electrical distribution, and China-based assembly. The Segment expects three of these “start-up” entities to be running at a profitable rate by the end of 2004 and the other by early 2005. Also included are approximately $152,000 in expenses related to product development for early stage products in coiled metal processing and specialty forming and fabricating.

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

The Metal Forming Segment’s Core operating profits (losses) (a “Non-GAAP Financial Measure discussed below) are reconciled with operating profits (losses) determined in accordance with GAAP as follows:

                                                                                      Three months ended
                                                                                           June 30,
Metal Forming Segment                                                              2004                 2003

Core operating profits in
     entities included in the Segment at December 31, 2003                      $  862,000          ($ 232,000)
Start-up losses discussed above                                                   (359,000)           (190,000)
Product development costs discussed above                                         (152,000)              ---

Core Operating Profits (Loss) for the Segment                                      351,000            (422,000)
     Less Subsidiary Bankruptcy Professional Fees                                3,581,000             ---
     Less Environmental Litigation and Remediation                                 468,000          16,025,000
Operating Losses per GAAP                                                      ($3,698,000)       ($16,447,000)

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

        Management believes that the continuing effects of globalization on manufacturing costs have presented the Company with significant opportunities. The Company is pursuing in this regard, for all of its businesses, initiatives in Asia aimed at sourcing machined parts and components for use in its North American factories, and assembling discrete stand-alone equipment and sub-assemblies on a limited basis, with ultimate plans to sell select machinery in Asian markets and throughout the world. Including the losses noted above, the Company expects to invest approximately $1,250,000 prior to the end of 2004 to provide infrastructure and support for these initiatives and an additional $500,000 to support growing inventories and accounts receivable. Formtek’s wholly foreign owned enterprise, Formtek Machinery (Beijing) Co., Ltd, was registered in September of 2003 and began assembly operations of roll forming and metal cutting equipment in a 2,800 square meter facility in the Changping District of Beijing in the first quarter of 2004.

      Consolidated Operations

        For the Company as a whole, Sales, General and Administrative, and Engineering costs, taken together as a percentage of Total Revenues, were reduced slightly from 25.6% of sales in the three-month period ended June 30, 2003 to 23.6% in the three-month period ended June 30, 2004, reflecting principally the effect of improved revenues.

        Core operating income (“a Non-GAAP Financial Measure”) for the Company as a whole for the second quarter of 2004 for the Company as a whole increased 213%, from $2,316,000 in the second quarter of 2003 to $4,929,000 in the second quarter of 2004, excluding the aforementioned environmental litigation and remediation expenses totaling $468,000 in 2004 and $16,025,000 in 2003, Subsidiary Bankruptcy Professional Fees of $3,581,000 in 2004 and Plant Shutdown expenses of $519,000 in 2004 and $711,000 in 2003, reflecting the various factors mentioned above.

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

        The core operating profits (losses) for the Company as a whole are reconciled with operating profits (loss) determined in accordance with GAAP as follows:

                                                                               Three months ended
                                                                                    June 30,
                                                                              2004                 2003
Consolidated
Core Operating Profits (Loss)                                            $ 4,579,000        $    2,318,000
     Less Subsidiary Bankruptcy Professional Fees                          3,581,000               ---
     Less Environmental Litigation and Remediation                           468,000            16,025,000
     Less Plant Shutdown                                                     519,000               711,000

Operating Profits (Losses) per GAAP                                        $  11,000          ($14,418,000)

        Income Tax Provision (Benefit), as a percentage of pretax loss, was 51.5% in the three months ended June 30, 2004 reflecting the effects of minimum taxes in certain states which offsets the utilization of tax losses and diminishes the effective rate associated with the income tax benefits recorded in relation to the tax losses recorded in the quarter. Income taxes as a percentage of pretax income for the three months ended June 30, 2003 were 34.9%.

   Six months ended June 30, 2004 vs. June 30, 2003

      HVAC Segment

        Total Revenues in the Company’s HVAC segment increased 5.0% during the six-month period ended June 30, 2004 relative to the comparable period in 2003 due primarily to improved sales of hydronic heating products and Omega Flex’s very successful TracPipe® gas piping product, as described above. In the second quarter of 2003 the Company completed the consolidation of its Bishopville, South Carolina based King National industrial heating products business into the Company’s Applied Air industrial products business in Dallas, Texas, and substantially completed the consolidation of its Scranton, Pennsylvania based Anemostat East air distribution products manufacturing operations into certain of the Company’s existing air distribution sales, engineering and manufacturing locations. Management believes the overhead savings from these consolidated operations has allowed the King National and Anemostat franchises to operate more competitively in furtherance of the Company’s plan to support and rebuild these established HVAC businesses. During the six months ended June 30, 2003, however, the HVAC segment incurred incremental expenses associated with these shutdown and relocation activities totaling $1,038,000 of which $711,000 represented costs eligible for “separate line treatment” under FAS 146, Accounting for Costs Associated With Exit or Disposal Activities, which are accounted for accordingly in the accompanying Financial Statements. During the comparable six-month period in 2004, the Company incurred $855,000 in shutdown and relocation activities eligible for ‘separate line treatment’ under FAS 146 and this amount is accounted for accordingly in the accompanying Financial Statements. The Company continues to focus its efforts on consolidating overhead wherever possible in order to adapt to maximize efficiency in its various HVAC manufacturing operations.

        Operating profits for the HVAC segment for the six-month period ended June 30, 2004 were up38.7% relative to the six-month period ended June 30, 2003 from $4,978,000 to $6,902,000, reflecting the positive trends described above.

Metal Forming Segment

        Total Revenues in the Company’s Metal Forming segment increased by 32.7% during the six-month period ended June 30, 2004 relative to the comparable six-month period ended June 30, 2003. Excluding revenues from Engel Industries, Inc., which was acquired in August of 2003, revenues were up 19.2%, reflecting improved sales at the Segment’s Formtek Cleveland unit, among others, and demonstrating generally the effect of the Company’s continuing efforts to integrate the complimentary franchises now comprising the Metal Forming Segment. A cyclical downturn in demand for the segment products began in 2001 and was exacerbated by the events of September 11, 2001.

        Reflecting the Segment’s higher revenues, ‘core’ operating results (“a Non-GAAP Financial Measure”) for the segment for the six-month period ended June 30, 2004 (which exclude environmental litigation and remediation expenses of $687,000 and subsidiary bankruptcy professional fees of $7,023,000 in the six-month period ended June 30, 2004 and $17,238,000 in environmental litigation and remediation expense in the six-month period ended June 30, 2003) improved from ($98,000) in the 2003 period to 328,000 in the 2004 period. The 2004 core operating profit figure includes approximately $774,000 in ‘start-up’ losses in the four new entities incorporated in 2003, which are discussed below, in rebuilding, electrical distribution and China-based assembly. The Segment expects three of these ‘start-up’ entities to achieve profitability in 2004 and the other by early 2005. This figure also includes approximately $277,000 in expenses related to product development for early stage products in coiled metal processing and specialty forming and fabricating.

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

        The Metal Forming Segment’s core operating profits (losses) are reconciled with operating profits (losses) determined in accordance with GAAP as follows:

                                                                                 Six months ended
                                                                                    June 30,
Metal Forming Segment                                                         2004                 2003

Core operating profits in
     entities included in the Segment at 12/31/03                       $  1,473,000             $ 303,000
Start-up losses discussed above                                             (774,000)             (190,000)
Product development costs discussed above                                   (277,000)             ---
All other                                                                    (94,000)             (211,000)

Core Operating Profits (Loss) for the Segment                                328,000               (98,000)
     Less Subsidiary Bankruptcy Professional Fees                          7,023,000               ---
     Less Environmental Litigation and Remediation                           687,000            17,238,000
Operating Losses per GAAP                                                ($7,382,000)         ($17,336,000)

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

        Management believes that the continuing effects of globalization on manufacturing costs have presented the Company with significant opportunities. The Company is pursuing in this regard, for all of its businesses, initiatives in Asia aimed at sourcing machined parts and components for use in its North American factories, and assembling discrete stand-alone equipment and sub-assemblies on a limited basis, with ultimate plans to sell select machinery in Asian markets and throughout the world. Including the losses noted above, the Company expects to invest approximately $1,250,000 prior to the end of 2004 to provide infrastructure and support for these initiatives and an additional $500,000 to support growing inventories and accounts receivable. Formtek’s wholly owned foreign enterprise, Formtek Machinery (Beijing) Co., Ltd, was registered in September of 2003 and began assembly operations of roll forming and metal cutting equipment in a 2,800 square meter facility in the Changping District of Beijing in the first quarter of 2004.

Consolidated

        For the Company as a whole, Sales, General and Administrative, and Engineering costs, taken together as a percentage of Total Revenues, decreased from 25.6% to 24.5% reflecting the effect of improved revenues.

        Operating income (“a Non-GAAP Financial Measure”) for the six-month period ended June 30, 2004 for the Company as a whole, excluding the aforementioned environmental charges of $17,238,000 in 2003 and $687,000 in 2004, and Plant Shutdown expenses of $711,000 in 2003 and $855,000 in 2004, and Subsidiary Bankruptcy Professional Fees of $7,023,000 in 2004, increased 53.7% from $5,244,000 in the 2003 period to $8,059,000 in 2004.

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

        The Core operating profits (losses) for the Company as a whole are reconciled with operating profits (losses) determined in accordance with GAAP as follows:

                                                                                Six months ended
                                                                                    June 30,
                                                                              2004                 2003

Core Operating Profits (Loss)                                              8,059,000             5,244,000
     Less Subsidiary Bankruptcy Professional Fees                          7,023,000               ---
     Less Environmental Litigation and Remediation                           687,000            17,238,000
     Less Plant Shutdown                                                     855,000               711,000

Operating Losses per GAAP                                                  ($506,000)         ($12,705,000)

        Income Tax Expense (Benefit), as a percentage of pretax income (loss), decreased from 34% in the six-month period ended June 30, 2003 to zero in the six-month period ended June 30, 2004, due principally in both cases to the effect of minimum taxes in certain states which diminish the effective rate associated with the income tax benefit recorded in relation to tax losses.

Liquidity and Capital Resources

        The Company’s total debt (long-term debt plus current portion of long-term debt) increased in the six-month period ended June 30 of 2004 from $22,449,000 at December 31, 2003 to $32,919,000, at June 30, 2003 reflecting principally the effect of seasonally increased investments in accounts receivable and inventory. Subject to the matters described in Commitments & Contingencies below, management regards the Company’s current capital structure and banking relationships as fully adequate to meet foreseeable future needs. The Company has not paid dividends on its common stock since 1979. The Company remains relatively modestly leveraged with a debt to equity ratio of approximately 35% as of June 30, 2004. As described more fully in Notes 3, 7, and 8, however, the Company expects very shortly to borrow approximately $16,000,000 in connection with the funding of the recently confirmed Met-Coil Reorganization Plan which will significantly effect the Company’s debt structure.

Commitments & Contingencies

        As previously disclosed, the Company is obligated as a guarantor with respect to certain debt of CareCentric, Inc. (formerly Simione Central Holdings, Inc.) to CareCentric’s primary commercial bank, Wainwright Bank & Trust Company, in the amount of $6 million which amount was accrued as of December 31, 2001 and remains on the Company’s balance sheet as of June 30, 2004. The $6 million Wainwright credit line is secured by substantially all of CareCentric’s assets and is presently in the process of being renegotiated. It is the Company’s expectation that its guarantee obligation will be reduced as a result of this process. The balance outstanding under CareCentric’s credit line with Wainwright Bank & Trust Company as of June 30, 2004 was $1,325,000, down from $2,525,000 as of December 31, 2003. CareCentric was “taken private” on September 4, 2003 and is no longer a publicly traded company. The Company’s investments in CareCentric were not materially affected by that transaction.

Environmental Disclosure

        The Company is subject to several legal actions and proceedings in which various monetary claims are asserted. Although no assurances can be given, management, after consultation with its corporate legal department and outside counsel, does not anticipate that any ultimate liability arising out of all such litigation and proceedings will have a material adverse effect on the financial condition of the Company except as set forth below.

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

        Based upon statements made by the Bankruptcy Court in Open Court at the recent July 28, 2004 Confirmation Hearing, management believes that the Bankruptcy Court will shortly confirm the Fourth Amended Chapter 11 Plan of Reorganization (the “Proposed Plan”) proposed by Met-Coil and Mestek, as co-proponents, and will recommend to the United States District Court (Del.) that it approve and enter the “channeling injunction” discussed below, and certain related third party releases in favor of, among others, Mestek and its affiliates.

        This Proposed Plan is supported by all major parties in interest in the Met-Coil Chapter 11 case, including the Official Committee of Unsecured Creditors, the various governmental agencies overseeing the remediation of Met-Coil’s Lisle, Illinois facility and the plaintiffs in various personal injury and property damage cases. The Proposed Plan reflects the consensual agreements reached by Mestek and Met-Coil with representatives of all affected classes of creditors. The Company anticipates that the Proposed Plan will become effective in approximately six to twelve weeks from the date the Bankruptcy Judge confirms the Proposed Plan (which the Company anticipates will occur shortly), upon satisfaction or waiver of all conditions precedent to the effectiveness of the Proposed Plan.

        The Proposed Plan provides for the classification of claims against and interests in Met-Coil and provides for the treatment of these classes of claims and interests upon the Amended Plan becoming effective. The Proposed Plan settles the various legal actions which have been commenced against Met-Coil and Mestek with respect to an alleged release of TCE into the soils, groundwater or air in or around Met-Coil’s Lockformer Company facility in Lisle, Illinois. In addition, the Proposed Plan establishes a trust (the “TCE PI Trust”) for the holders of future claims or demands, who reside, resided or may reside in a certain geographic area in the vicinity of the facility in Lisle, Illinois, and who assert personal injury claims in the future. The TCE PI Trust is established to assume all such future personal injury claims and demands and pay and administer such claims for up to 45 years. Upon establishment of such TCE PI Trust, Mestek and its affiliates will be released from any liabilities assumed by the TCE PI Trust for up to 45 years. Pursuant to the Proposed Plan, all such future claims and demands will be “channeled” to the TCE PI Trust and be paid in accordance with the distribution procedures established for such trust. This TCE PI Trust will be administered by an independent trustee, with power to mediate, arbitrate and, if necessary, litigate claims.

        The Company’s Environmental and Litigation Reserve as of the quarter ended March 31, 2004 was approximately $50,236,000, having been established and revised over several fiscal quarters as a result of then ongoing settlement discussions as to amounts that would be required to settle the various claims related to the Met-Coil bankruptcy, and complete environmental remediation and ongoing monitoring. Remediation on the Lockformer site resulted in the expenditure of approximately $441,000 during the quarter ended June 30, 2004 and thus the reserve was reduced in the three-month period ended June 30, 2004 to $49,795,000. Management’s estimate of the funding requirements of the Proposed Plan once confirmed, including the TCE Trust requirements discussed above, after application of expected insurance recoveries from existing settlements with historic insurers of the Lockformer facility that become collectable upon or shortly after the effective date of the Proposed Plan, lead management to believe that no additional reserves, beyond those set forth in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, are required to be taken, and accordingly, no additions to such reserves are included in the results of operations for the three months ended June 30, 2004.

        The immediate cash requirements which will require borrowing under the Company’s credit facility upon the Proposed Plan’s becoming effective are estimated at approximately $16,000,000. In addition, letters of credit of approximately $17,000,000 are expected to be required in connection with the funding of the Proposed Plan once confirmed and effective.

        The financial statements contained in this report reflect such reserves included in the caption “Liabilities Subject to Compromise”. These reserves have been established in accordance with Financial Accounting Standard Board Statement No. 5 and Staff Accounting Bulletin No. 92. However, while these reserves represent management’s best estimate of these liabilities, and are based upon known or anticipated claims analysis estimated by various legal, scientific and economic experts, there is no assurance that these reserves will be adequate to meet all potentials claims arising from the environmental contamination at the Lisle, Illinois site. In addition, there can be no assurance that future claims for personal injury or property damage will not be asserted by other plaintiffs against Met-Coil and Mestek with respect to the Lockformer site and facility.

        As additional information and expert opinions become available to management, it may either be able to revise its estimate of the range of exposure, with appropriate revision to reserves taken, or continue to believe that no such better estimate is possible at the time.

      Remediation – Lisle, IL:

        Met-Coil is continuing remediation of the Lockformer facility in Lisle, IL, pursuant to a Work Plan for the site (“on-site remediation”) approved by the Environmental Protection Agency (“EPA”) and is awaiting approval of the remedial standards to be achieved by such Work Plan from the IEPA. The IEPA has not agreed to any specific target level of remediation. To date, substantial soil remediation has occurred in areas under and adjacent to the Lisle facility through both soil vapor extraction and electric resistive heating processes. Groundwater remediation remains to be accomplished and a work plan for this is being prepared for submission to regulatory authorities. In the quarter ended June 30, 2004, Met-Coil paid $441,000 in costs related to on-site remediation, and has a remaining reserve of $6,627,000 for future remediation costs as of June 30, 2004.

        As part of the Proposed Plan, Met-Coil and Mestek have committed to the IEPA to hook-up certain residences within a designated area in proximity to the Lockformer facility to public water supply, at an estimated cost of approximately $2,000,000, which is included in the aforementioned $49,795,000 reserve in the accompanying financial statements in the heading “Liabilities Subject to Compromise”, and Mestek has committed to guaranty the remediation obligations of Met-Coil on the Lockformer site for up to $3,000,000 of expense.

        In light of the remaining uncertainties surrounding the effectiveness of the available remediation technologies and the future potential changes in remedial objectives and standards, still further reserves may be needed in the future with respect to the on-site remediation of the Lisle facility. The complexity of aforementioned factors makes it impossible at this time to further estimate any additional costs.

      Other Claims Alleging Releases of Hazardous Materials or Asbestos Related Liability

        The Company is currently a party to approximately 200 asbestos-related lawsuits, and in the past six months has been named in approximately 10 to 15 new such lawsuits each month, primarily in one county in Illinois where numerous asbestos-related actions have been filed against numerous defendants. The Company is concerned about the trend of cases brought in recent months notwithstanding the historical record of dismissals or de minimus settlements.

        Almost all of these suits seek to establish liability against the Company as successor to companies that may have manufactured, sold or distributed asbestos-related products, and who are currently in existence and defending thousands of asbestos related cases, or because the Company currently sells and distributes boilers, an industry that has been historically associated with asbestos-related products. The Company believes it has valid defenses to all of the pending claims and vigorously contests that it is a successor to companies that may have manufactured, sold or distributed any product containing asbestos materials. However, the results of asbestos litigation have been unpredictable, and accordingly, an adverse decision or adverse decisions in these cases, individually or in the aggregate, could materially adversely affect the financial position and results of operation of the Company and could expose the Company to substantial additional asbestos related litigation and the defense costs thereof, which defense costs, because of the sheer number of asbestos claimants and the historical course of the litigation process in this area has the potential to become substantial, though these costs are not capable of estimation at this time. The total requested damages of these cases are over $3 billion. To date, however, the Company has had over 40 asbestos-related cases dismissed without any payment and it settled approximately twenty-three asbestos-related cases for a de minimis value. However, there can be no assurance the Company will be able to successfully defend or settle any pending litigation.

        In addition to the Lisle, IL site, the Company has been named or contacted by state authorities and/or the EPA regarding the Company’s asserted liability or has otherwise determined it may be required to expend funds for the remediation of certain other sites described below.

        In High Point, NC, the Company has been named as a “Potentially Responsible Party” (PRP) with regard to the clean up of groundwater contamination allegedly due to dumping at a landfill. The Company believes that its activity at the site represented less than one percent of all activity at the site. State authorities have received for review a report on the Remedial Investigation of the site, including a supplemental Remedial Investigation submitted in 2003, a base-line Risk Assessment and a Feasibility Study of the alternative remedial options for treating groundwater contamination at or near the site. The North Carolina Department of Environment and Natural Resources (DENR) has not issued its remaining formal comments on these documents, nor has a final remedial alternative yet been selected or approved. The Company continues to participate in a joint defense group to help define and limit its liabilities and may be required to contribute to the remediation of such alleged groundwater contamination. The PRPs anticipate proposing a remedy based upon the use of phytoremediation and engineered wetlands.

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

        A Company subsidiary (the “Subsidiary”) that has contracted to sell a surplus facility in Scranton, PA has been notified by the purchaser that a Phase II environmental site assessment reports the presence of PCE in certain soil borings taken on the site of the facility in March 2004. In response to this information, the Subsidiary has filed a Notice of Intent to Remediate the Scranton property with PADEP, and has contracted with an environmental contractor to design and implement field work to delineate the scope of the contamination at the Scranton facility, and ultimately to design and implement a remediation plan for the site. The fieldwork has fully defined the extent of the contamination of subsurface soils at the Scranton site, which indicate that the subsurface soil contamination is contained within the site. The investigation into groundwater contamination is continuing as of the date of this Quarterly Report on Form 10-Q, and preliminary reports indicate there is some contamination of groundwater at certain levels at the site; however, the hydrogeology of the site is complex, and the Subsidiary expects that further testing will be required by PADEP to characterize the scope of the groundwater contamination. In addition, the Subsidiary has engaged its environmental contractor to evaluate soil vapor exposure pursuant to applicable environmental regulations, and it is expected that soil vapor field-testing will be required. The initial scope of work for the delineation fieldwork is expected not to exceed $75,000, although this amount could increase based on input for additional testing by the relevant regulatory agencies. The cost of the remediation measures required to remove or reduce the levels of contamination at the Scranton site within levels required by applicable law is not quantifiable at this time because the full characterization of the environmental contamination at the site is still being performed; however the Subsidiary has pollution legal liability insurance with policy limits of $10,000,000 covering this site, with a $50,000 deductible. The insurer has accepted coverage of the claim made by the Subsidiary with respect to the Scranton site. The amount of the policy deductible is separately payable by the former owner of the site under the agreement by which the Subsidiary acquired the Scranton facility.

        The Company continues to investigate all of these matters. Given the information presently known, no estimation can be made of any liability which the Company may have with respect to these matters. There can be no assurance, but based on the information presently available to it, the Company does not believe that any of these last four described matters will be material to the Company’s financial position or results of operations.

Warranty Commitments

        Products sold by the Company are covered by various forms of limited warranty with terms and conditions that vary depending upon the product. The limited warranty typically covers the equipment, replacement parts and, in very limited circumstances, labor necessary to satisfy the warranty obligation for a period which is generally the earlier of 12 months from date of installation or 18 months from date of shipment from the Company factory, although some products or product components are warranted for periods ranging from eighteen months to ten years. The Company estimates the costs that may be incurred under its warranty obligations and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and allowable costs per claim and recoveries from vendors. At least once a quarter the Company assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Costs to satisfy warranty claims are charged as incurred to the accrued warranty liability.

        Following is a summary of changes in the Company’s product warranty liability for the three months ended June 30, 2004 and 2003.

                                                                Three months ended
                                                                     June 30,
                                                            2004                      2003

Balance at beginning of period                          $2,635,790                   $2,880,594
Provision for warranty claims                            1,049,138                      270,409
Warranty claims incurred                                  (422,460)                    (381,331)
Balance at end of period                                $3,262,468                   $ 2,769,672

FUTURE IMPACT OF KNOWN TRENDS OR UNCERTAINTIES

        The Company’s operations are sensitive to a number of market factors, any one of which could materially adversely affect its results of operations in any given year:

        Construction Activity—The Company’s largest Segment, its Heating, Ventilating, and Air Conditioning (HVAC) Segment, is directly affected and its other Segment, Metal Forming, is indirectly affected by commercial construction projects and residential housing starts. Relatively lower interest rates in 2003 and 2004 to date and strong institutional activity have helped maintain a health construction economy. Significant increases in interest rates or reductions in construction activity in future periods, however, could be expected to adversely affect the Company’s revenues, possibly materially.

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

        Credit Availability—Although interest rates trended lower in 2003 and have increased only modestly thus far in 2004, reflecting the Federal Reserve’s evolving monetary policy during this period, credit availability is critical to the Company and its customer base. The Company’s customer base includes many small to medium sized businesses, who are particularly dependent upon available bank lines of credit. In addition, recent operating losses associated with a subsidiary’s bankruptcy and environmental liabilities could negatively impact the terms upon which the Company itself obtains credit in the future.

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

        Purchasing Practices—It has been the Company’s policy in recent years to aggregate purchase volumes for high value commodities with fewer vendors to achieve maximum cost reductions while maintaining quality and service. This policy has been effective in reducing costs but has introduced additional risk which could potentially result in short-term supply disruptions or cost increases from time to time in the future.

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

        Interest Rate Sensitivity—The Company’s borrowings are largely Libor or Prime Rate based. The Company believes that a 100 basis-point increase in its cost of funds would not have a material effect on the Company’s financial statements taken as a whole. Interest rates are nonetheless significant to the Company as a participant in the construction and capital goods industries and particularly in light of the increased borrowings planned in connection with the resolution of the Met-Coil bankruptcy. (See Notes 3, 7 and 8.) (See Construction Activity, Manufacturing Activity and Credit Availability above.)

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

Item 3. — Quantitative and Qualitative Information about Market Risks

        The Company does not engage in the purchase or trading of market risk sensitive instruments other than with respect to a single interest rate swap transaction entered into on February 6, 2004 whereby the Company has obtained fixed interest rate protection for three years for approximately $14,000,000 of its bank debt. The Company does not presently have any positions with respect to hedge transactions such as forward contracts relating to currency fluctuations. No market risk sensitive instruments are held for speculative or trading purposes.

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

(b)     Changes in Internal Controls.

Subsequent to the enactment in 2002 of the Sarbanes-Oxley Act, the Company undertook a review of its internal controls, including its internal accounting controls. This process resulted in an expanded Internal Control and Accounting Policy and Procedures Manual which has now been widely disseminated within the Company. While numerous policies were clarified in this manual, and some formerly informal policies were formalized in this manual, the Company does not believe that any such changes represented corrective actions taken with regard to significant deficiencies and material weaknesses. The Company believes that appropriate corrective actions have been taken with respect to the significant deficiencies which were disclosed in Item 9A of its Annual Report on Form 10-K for the period ending December 31, 2003, and there were no significant changes in the second quarter of 2004 in internal controls or in factors that have materially affected or are reasonably likely to significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation. Notwithstanding the foregoing, the Company intends to continue the process of examining all internal accounting procedures for the purposes of improvement of internal control and to begin in 2004 a program of training a significant number of managers and staff to better assure compliance and to improve the scope and application of its internal accounting controls.

PART II — OTHER INFORMATION

Item 1 – Legal Proceedings

        The Company is not presently involved in any litigation that it believes could materially and adversely affect its financial condition or results of operations except as described in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations-above and in Notes 7 and 8 above of the Company’s Condensed Consolidated Financial Statements, which are a part of this Quarterly Report on Form 10-Q. No material legal proceedings were instituted or terminated in the quarter ended on June 30, 2004, nor is the Company aware of any governmental agency investigations or proceedings other than as discussed in Note 7 of the Company’s Condensed Consolidated Financial Statements, which are a part of this Quarterly Report on Form 10-Q

Item 2 – Changes in Securities and Use of Proceeds

        In 2004, the Company continued its program of selective ‘open market’ purchases acquiring 62,800 shares of its common stock in the three-month period ending June 30, 2004 at an average cost per share of approximately $16.21. The Company has additionally acquired 49,300 shares in the period from July 1, 2004 through August 10, 2004 at an average cost of $16.61 per share. No shares were acquired in the comparable periods in 2003. All such shares were accounted for as treasury shares.

Item 4 – Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 25, 2004. Certain matters voted upon at the meeting and the votes cast with respect to such matter are as follows:

Election of Directors

	Votes Received	Votes Withheld

William J. Coad	8,510,178	39,052
Edward J. Trainor	8,510,178	39,052
Winston R. Hindle, Jr	8,510,150	39,080
David W. Hunter	8,510,158	39,072
David M. Kelly	8,510,178	39,052
George F. King	8,510,178	39,052
John E. Reed	8,509,311	39,919
Stewart B. Reed	8,509,470	39,760

Item 6 — Exhibits and Reports on Form 8-K

Exhibit

   No. Description

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

        The Company filed a Report on Form 8-K on May 18, 2004 relative to Results of Operations and Financial Condition to report earnings for the quarter ended March 31, 2004.

        The Company filed a Report on Form 8-K on May 24, 2004 relative to the disclosure of the filing of a First Amended Chapter 11 Plan of Reorganization for the Company’s second tier subsidiary, Met-Coil Systems Corporation on May 20, 2004.

        The Company filed a Report on Form 8-K on May 25, 2004 relative to the Company’s reaffirmation of its common stock repurchase authorization.

        The Company filed a Report on Form 8-K on June 25, 2004 relative to the disclosure of a Fourth Amended Plan of Reorganization and the related Disclosure Statement relating to the Company’s second tier subsidiary, Met-Coil Systems Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESTEK, INC.

(Registrant)

Date:	By: /S/ Stephen M. Shea
Stephen M. Shea
Senior Vice President - Finance
and CFO (Chief Financial Officer)

Exhibit 11.1

MESTEK, INC.

SCHEDULE OF COMPUTATION OF EARNINGS PER COMMON SHARE

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands, except earnings per common share)
Net Income (Loss)	($ 467)	($ 9,509)	($ 794)	($ 8,667)
Basic Earnings (Loss) Per Common Share:
Net Income (Loss)	($ 0.05)	($ 1.09)	($ 0.09)	($ 0.99)
Basic Weighted Average Shares Outstanding	8,707	8,722	8,715	8,722
Diluted Earnings (Loss) Per Common Share:
Net Income (Loss)	($ 0.05)	($ 1.09)	($ 0.09)	($ 0.99)
Diluted Weighted Average Shares Outstanding	8,707	8,722	8,715	8,722

EXHIBIT 31.1

I, John E. Reed, Chief Executive Officer, Mestek, Inc., certify that:

    1.        I have reviewed this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, of Mestek, Inc.(the “registrant”);

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

Date:	By: /S/ John E. Reed
John E. Reed
Chief Executive Officer

EXHIBIT 31.2

I, Stephen M. Shea, Chief Financial Officer of Mestek, Inc., certify that:

    1.        I have reviewed this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, of Mestek, Inc.(the “registrant”);

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

Date:	By: /S/ Stephen M. Shea
Stephen M. Shea
Chief Financial Officer

EXHIBIT 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

Each of the undersigned hereby certifies, for the purposes of 18 U.S.C. Section 1350, in his capacity as an officer of Mestek, Inc. (the “Company”), that, to his knowledge:

    (a)        the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended June 30, 2004, as filed with the Securities and Exchange Commission (the “Report”), fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

    (b)        the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  August 16, 2004

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