Form 10-Q
period 2004-09-30
MESTEK INC
filed 2004-11-12
CIK 65195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One) xx QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes No xx

        The number of shares of the registrant’s common stock issued and outstanding as of November 8, 2004 was 8,600,103.

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes No N/A

MESTEK, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

INDEX

PART I - FINANCIAL INFORMATION	Page No.

Item 1 - Financial Statements
Condensed consolidated balance sheets at September 30, 2004 (unaudited)
and December 31, 2003	3-4
Condensed consolidated statements of operations for the three months ended September 30, 2004 and 2003 and the nine months ended
September 30, 2004 and 2003 (unaudited)	5
Condensed consolidated statements of cash flows for the nine
months ended September 30, 2004 and 2003 (unaudited)	6
Condensed consolidated statement of changes in shareholders' equity for the period from January 1, 2003 through
September 30, 2004 (unaudited)	7
Notes to the condensed consolidated financial statements (unaudited)	8-27
Item 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations	28-43
Item 3 - Quantitative and Qualitative Disclosures	44-46
Item 4 - Controls and Procedures	46-47
PART II - OTHER INFORMATION
Item 1 - Legal Proceedings	48
Item 2 - Changes in Securities and Use of Proceeds	48
Item 6 - Exhibits and Reports on Form 8-K	48
SIGNATURE	49

        In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

MESTEK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Sept. 30,	Dec. 31,
	2004	2003
	(Dollars in thousands)
	(Unaudited)
ASSETS
Current Assets
Cash	$10,577	$10,273
Accounts Receivable - less allowances of
$3,149 and $3,230 respectively	64,395	54,285
Inventories	64,774	55,194
Deferred Tax Asset	21,739	21,916
Other Current Assets	12,881	10,812
Total Current Assets	174,366	152,480
Property and Equipment - net	58,572	62,034
Property Held For Sale	1,667	1,667
Other Assets and Deferred Charges - net	8,246	9,882
Goodwill	20,585	20,607
Total Assets	$263,436	$246,670

See the Notes to Condensed Consolidated Financial Statements
(Continued on next page)

MESTEK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

	Sept. 30,	Dec. 31,
	2004	2003
	(Dollars in thousands)
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-Term Notes Payable	$ 18,291	$ 17,467
Current Portion of Long-Term Debt	676	596
Accounts Payable	18,277	18,273
Accrued Compensation	8,608	8,377
Accrued Commissions	1,747	2,433
Reserves for Investment Losses	4,000	6,000
Customer Deposits	9,616	9,586
Accrued Employee Benefits	8,832	8,798
Liabilities Subject to Compromise	54,253	57,359
Other Accrued Liabilities	16,236	15,544
Total Current Liabilities	140,536	144,433
Long-Term Debt	7,483	4,386
Pension Obligations	984	967
Other Liabilities	81	256
Total Liabilities	149,084	150,042
Minority Interests	1,122	1,155
Shareholders' Equity
Common Stock - no par, stated value $0.05
per share, 9,610,135 shares issued	479	479
Paid in Capital	15,434	15,434
Retained Earnings	110,406	90,631
Treasury Shares, at cost (1,010,032 and 888,532
common shares, respectively)	(12,105)	(10,101)
Other Comprehensive Loss	(984)	(970)
Total Shareholders' Equity	113,230	95,473
Total Liabilities and Shareholders' Equity	$263,436	$246,670

See the Notes to Condensed Consolidated Financial Statements.

MESTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 3
	2004	2003	2004	2003
	(Dollars in thousands, except earnings per common share)
Net Sales (Note 1)	$ 103,007	$ 98,024	$ 296,123	$ 273,511
Cost of Goods Sold	73,592	69,169	211,558	195,103
Gross Profit	29,415	28,855	84,565	78,408
Selling Expense	13,627	13,180	41,147	38,834
General and Administrative Expense	6,444	6,370	17,613	17,482
Engineering Expense	4,290	3,964	12,692	11,507
Plant Shutdown Expense	115	149	970	860
Environmental Litigation/Remediation (income) expense	(18,415)	16,709	(17,728)	33,947
Operating Profit (Loss) before Reorganization Items	23,354	(11,517)	29,871	(24,222)
Subsidiary Bankruptcy Professional Fees	1,519	2,595	8,542	2,595
Operating Profit (Loss)	21,835	(14,112)	21,329	(26,817)
Interest Income (Expense) - net	(215)	(203)	(639)	(470)
Other Income (Expense) - net	2,494	(11)	2,495	(170)
Income (Loss) Before Income Taxes	24,114	(14,326)	23,185	(27,457)
Income Taxes Provision (Benefit)	3,550	(4,854)	3,410	(9,318)
Net Income (Loss)	$20,564	($9,472)	$19,775	($18,139)
Basic Earnings (Loss) Per Common Share:
Net Income (Loss)	$2.39	($1.09)	$2.28	($2.08)
Basic Weighted Average Shares Outstanding	8,604	8,722	8,678	8,722
Diluted Earnings (Loss) Per Common Share:
Net Income (Loss)	$2.38	($1.09)	$2.28	($2.08)
Diluted Weighted Average Shares Outstanding	8,622	8,722	8,684	8,722

See the Notes to Condensed Consolidated Financial Statements.

MESTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net Income (Loss)	$19,775	($18,139)
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	5,236	6,396
Provision for Losses on Accounts Receivable (net)	(363)	471
Subsidiary Bankruptcy Professional Fees	8,542	2,595
Changes in Assets and Liabilities:
Accounts Receivable	(9,747)	(7,607)
Inventory	(9,580)	3,511
Accounts Payable	4	(1,813)
Reduction in Reserve for Investment Losses	2,000	---
Accrued Expenses/Other Liabilities	(3,334)	(5,793)
Liabilities Subject to Compromise	(3,106)	40,501
Environmental Litigation/Remediation Reserves	---	(8,700)
Other Assets	(379)	(8,873)
Net Cash Provided by Operating Activities Before Reorganization Items	9,048	2,549
Operating Cash Flows from Reorganization Items:
Subsidiary Bankruptcy Professional Fees	(8,542)	(2,595)
Change in Accrued Expense	(503)	1,947
Net Cash Used by Reorganization Items	(9,045)	(648)
Net Cash Provided by Operating Activities	3	1,901
Cash Flows from Investing Activities:
Capital Expenditures	(1,629)	(5,582)
Acquisition of Business	---	(6,921)
Net Cash Used in Investing Activities	(1,629)	(12,503)
Cash Flows from Financing Activities:
Issuance of Long-Term Debt	3,720	---
Net Borrowings Under Revolving Credit Agreements	825	12,439
Principal Payments Under
Long-Term Debt Obligations	(544)	(285)
Common Stock Repurchased (net)	(2,004)	---
Increase (Decrease) in Minority Interests	(33)	36
Net Cash Used In Financing Activities	1,964	12,190
Translation Effect on Cash	(34)	964
Net Increase in Cash and Cash Equivalents	304	2,552
Cash and Cash Equivalents - Beginning of Period	10,273	2,675
Cash and Cash Equivalents - End of Period	$10,577	$5,227

See the Notes to Condensed Consolidated Financial Statements.

MESTEK, INC.

CONDENSED CONSOLIDATED STATEMENT OF

CHANGES IN SHAREHOLDERS’ EQUITY

For the period January 1, 2003 through September 30, 2004 (dollars in thousands)

	Common Stock	Paid In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total
Balance -January 1, 2003	$479	$15,434	$ 133,796	($ 10,101)	($ 1,894)	$ 137,714
Net Loss	---	---	(43,165)	---	---	(43,165)
Additional Minimum Liability
Defined Benefit Plan--Net of Tax	---	---	---	---	(247)	(247)
Cumulative Translation Adjustment	---	---	---	---	1,171	1,171
Net Comprehensive (Loss)	---	---	---	---	---	(42,241)
Balance - December 31, 2003	479	15,434	90,631	(10,101)	(970)	95,473
Net Income (Loss)	---	---	19,775	---	---	19,775
Unrealized Gain (Loss) on Derivatives
Contract (net of related tax benefit) ---	---	---	---	---	(20)	(20)
Common Stock Repurchased net	---	---	---	(2,004)	---	(2,004)
Cumulative Translation Adjustment	---	---	---	---	(34)	(34)
Balance - September 30, 2004 (unaudited)	$479	$15,434	$110,406	($12,105)	($984)	$113,230

See the Notes to Condensed Consolidated Financial Statements

MESTEK, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Significant Accounting Policies

Basis of Presentation

        The Condensed Consolidated Financial Statements include the accounts of Mestek, Inc. (Mestek) and its majority owned subsidiaries (collectively the “Company”). The financial statements as reported in Form 10-Q reflect all adjustments, including those of a normal recurring nature, which are, in the opinion of management, necessary to present a fair statement of results for the three- and nine-month period ended September 30, 2004 and 2003.

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

Stock-Based Compensation

        The Company has elected to account for stock-based compensation, effective with fiscal 2003, in accordance with Statement of Financial Accounting Standards (“FAS”) No. 148, under the “fair value method”. The Company has further elected to account for the change in accounting principle under the “Prospective Method” as described in amended paragraph 52b of FAS No. 123. The Company made no option grants, modifications of option grants, or settlement of option grants in either the three-month or nine-month periods ended September 30, 2004 or the three-month or nine-month periods ended September 30, 2003 and, accordingly, the change to the fair value method had no effect in either period on Net Income, Basic Earnings Per Share or Diluted Earnings Per Share. Under the “Prospective Method” any future option grants will affect Net Income, Basic Earnings Per Share and Diluted Earnings Per Share.

        In September 2004, the Company granted 3,000 unrestricted common shares to certain executives of the Company. The shares were treated as re-issued treasury shares for accounting purposes and were charged to compensation at fair value as of that date which approximated $51,000.

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

Income Taxes

        Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Income Tax Provision, as a percentage of pretax income, was 14.8% in the three months ended September 30, 2004, reflecting one time tax benefits associated with the net costs of the Met-Coil bankruptcy. Income tax (benefit), as a percentage of pretax income, for the three months ended September 30, 2003 was 33.8% reflecting limitations in certain states on the utilization of tax losses which diminish the effective rate associated with the income tax benefits recorded in relation to the tax losses. Cash (received) paid for income taxes was ($3,928,000) and $1,317,000 during the nine-months ended September 30, 2004 and 2003, respectively.

Other Comprehensive Income (Loss)

        For the three- and nine-months ended September 30, 2004 and 2003, respectively, the components of other comprehensive loss consisted of foreign currency translation adjustments, and, in the 2004 period, charges and credits related to a ‘hedge transaction’ interest rate swap entered into in February of 2004, as more fully explained in Note 3 to these Condensed Consolidated Financial Statements. Other Comprehensive income (loss) was $215,000 and ($101,000), for the three months ended September 30, 2004 and 2003, respectively and ($14,000) and ($964,000), for the nine-months ended September 30, 2004 and 2003, respectively.

Reclassifications and Adjustments

        Reclassifications are made periodically to previously issued financial statements to conform to the current year presentation. Net Sales and Cost of Goods Sold for the 2003 periods have been adjusted to correct the prior year treatment of certain intercompany sales in the Metal Forming Segment to conform with the 2004 presentation. Accordingly, Net Sales and Cost of Goods sold were increased by $765,000 for the three month period ended September 30, 2003 and $3,138,000 for the nine month period ended September 30, 2003, with no effect on gross profit or net income in either period.

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

Note 2 — Inventories

	September 30, 2004 (unaudited)	December 31, 2003 (audited)
	(dollars in thousands)
Finished Goods	$ 16,939	$ 13,866
Work-in-progress	21,145	18,064
Raw materials	37,445	31,269
	75,529	63,199
Less reserve for LIFO method of valuation	(10,755)	(8,005)
	$64,774	$55,194

Note 3 — Debt

	September 30, 2004 (unaudited)	December 31, 2003 (audited)
	(dollars in thousands)
Revolving Loan Agreement	$ 18,291	$ 17,467
Notes Payable	99	211
Note Payable - Sovereign Bank	3,643	---
Industrial Development Bond	4,417	4,771
Total Debt	26,450	22,449
Less Current Maturities	(18,967)	(18,063)
Long Term Debt	$7,483	$4,386

        Revolving Loan Agreement – On October 19, 2004, the Company entered into a three year, $70,000,000, committed, unsecured, multi-bank revolving loan and letter of credit facility (“the Facility”), led by Bank of America (successor to Fleet National Bank, the Company’s long-term lender), refinancing the Company’s existing $50,000,000 credit facility which would have otherwise matured on October 29, 2004. As with the prior facility, borrowings under the Facility bear interest, at the Company’s election, at a floating rate based on the lenders’ prime or base rate or, for short term borrowings, at a rate based upon the daily British Bankers Association (“BBA”) LIBOR rate. The Facility contains affirmative and negative covenants, typical of such financing transactions, and specific financial covenants which require the Company to maintain a minimum consolidated net worth, a minimum cash flow coverage ratio and a maximum cash flow leverage ratio. As of September 30, 2004 (on an unaudited basis) the Company was in compliance with all of the financial covenants required under the Facility. Revolving borrowings under the Facility are due and payable in full on the maturity date of the Facility, which is October 19, 2007. Most of the Company’s operating subsidiaries guaranty the obligations of the Company under the Facility. The Credit Agreement relating to the Facility also contains restrictions regarding the creation of indebtedness, the occurrence of mergers or consolidations, the sale of subsidiary stock and the payment of dividends in excess of 50 percent (50%) of net income. The Company had outstanding at September 30, 2004, $7,766,000 in standby letters of credit issued principally in connection with its commercial insurance programs. The Facility was used to refinance balances outstanding under the Company’s existing $50 million revolving loan and letter of credit facility and to fund the Met-Coil bankruptcy reorganization plan, as more fully explained in Note 7 below.

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

        In connection with this interest rate swap transaction, the Company recorded an after-tax charge of $74,000 in Other Comprehensive Income (Loss) during the quarter ended September 30, 2004 reflecting interest rate fluctuations during this quarter. The Company’s exposure to credit loss on its interest rate swap in the event of nonperformance by the counterparties is believed to be remote as the Company effected this swap through its principal bank, Bank of America, requiring that the counterparty have a strong credit rating.

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

        Note Payable-Sovereign Bank — On April 16, 2004, the Company’s second tier subsidiary, Exton Ranch, Inc. (“Exton Ranch”), borrowed $3,720,000 from Sovereign Bank, secured by the manufacturing facility owned by Exton Ranch and occupied by the Company’s subsidiary, Omega Flex, Inc. (“Omega”) in Exton, PA. The loan bears interest at a LIBOR-based variable rate, payable monthly in arrears. Principal under the loan is amortized over a 20-year period with a ten-year maturity. The borrower also has the ability to prepay the loan during the term thereof without penalty. The loan is secured by a first priority mortgage on the property, and a collateral assignment of leases, and fixture filing. Exton Ranch is a wholly-owned subsidiary of Omega, the primary tenant of the building, and Omega guaranteed the payment and performance of the obligations of Exton Ranch under the various loan agreements.

        Cash Paid for Interest — Cash paid for interest was $785,000 and $398,000 during the nine months ended September 30, 2004 and 2003, respectively.

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

Factors management used to identify the enterprise’s reportable segments:

        The factors which identify the HVAC and Metal Forming Segments as reportable segments are described in detail in Note 14 to the Company’s 2003 Consolidated Financial Statement.

        Information presented in the following tables relates to continuing operations only.

Three Months ended
September 30, 2004:
(in thousands)

	HVAC	Metal Forming	All Other	Totals
Revenues from External Customers	$79,062	$23,945	---	$103,007
Segment Operating Profit (Loss)	$4,366*	$17,469**	---	$ 21,835

* includes $115 in Plant Shutdown expenses in accordance with FAS 146, as more fully described in Note 6.

** includes $18,415 in insurance recoveries and other expense reductions related to environmental litigation and remediation and $1,519 in subsidiary bankruptcy professional fees, all as more fully explained in Note 7.

Three Months ended
September 30, 2003:
(in thousands)

	HVAC	Metal Forming	All Other	Totals
Revenues from External Customers ***	$81,058	$16,876	$90	$98,024
Segment Operating Profit (Loss)	$6,631*	($20,598)	($145)	($14,112)

* includes $149 in Plant Shutdown expenses in accordance with FAS 146, as more fully described in Note 6.

** includes $16,709 in environmental litigation and remediation expenses and $2,595 in subsidiary bankruptcy professional fees, as more fully explained in Note 7.

*** See Note 1. Reclassification

Nine Months ended
September 30, 2004:
(in thousands)

	HVAC	Metal Forming	All Other	Totals
Revenues from External Customers	$224,688	$71,454	$71	$296,123
Segment Operating Profit (Loss)	$ 11,268*	$10,087**	($26)	$21,329

* includes $970 in Plant Shutdown expenses in accordance with FAS 146, as more fully described in Note 6.

** includes $17,728 insurance recoveries and other expense reductions related to environmental litigation and remediation, and $8,542 in subsidiary bankruptcy professional fees, all as more fully explained in Note 8

Nine Months ended
September 30, 2003:
(in thousands)

	HVAC	Metal Forming	All Other	Totals
Revenues from External Customers ***	$219,749	$53,453	$ 309	$ 273,511
Segment Operating Profit (Loss)	$11,609*	($37,934)	($ 492)	($ 26,817)

* includes $860 in Plant Shutdown expenses in accordance with FAS 146, as more fully described in Note 6.

** includes $33,947 in Environmental Litigation/Remediation Charges expenses and $2,595 in subsidiary bankruptcy professional fees, as more fully explained in Note 7.

*** See Note 1. Reclassification

HVAC Segment Revenues by HVAC Product Group:

	Three Months ended September 30,		Nine Months ended September 30,
	2004	2003	2004	2003
		(dollars in thousands)
Hydronics Products	$34,068	$35,116	$ 89,358	$ 87,233
Air Distribution and Cooling Products	19,151	22,520	62,577	66,512
Gas and Industrial Products	25,843	23,422	72,753	66,004
Total HVAC Segment Revenues	$79,062	$81,058	$224,688	$219,749

Revenues

	Three Months ended September 30:		Nine Months ended September 30:
	2004	2003	2004	2003
		(dollars in thousands)
Total External Revenues
for Reportable Segments ***	$103,007	$98,024	$296,123	$273,511
Inter & Intrasegment Revenues
for Reportable Segments	5,486	4,586	14,999	14,522
Elimination of
Inter & Intrasegment Revenues	(5,486)	(4,586)	(14,999)	(14,522)
Total Consolidated Revenues	$103,007	$98,024	$296,123	$273,511

*** See Note 1. Reclassification

Profit or Loss

	Three Months ended September 30:		Nine Months ended September 30:
	2004	2003	2004	2003
		(dollars in thousands)
Reportable Segments Operating Profit
(Loss) from Continuing Operations	$21,835	($14,112)	$21,329	($26,817)
Interest Expense-Net	(215)	(203)	(639)	(470)
Other Income (Expense) Net	2,494	(11)	2,495	(170)
(Loss) from Continuing Operations
before income taxes	$24,114	($14,326)	$23,185	($27,457)

Note 5 — Stock Option Plans

        On March 20, 1996, the Company adopted a stock option plan, the Mestek, Inc. 1996 Stock Option Plan, (“Stock Option Plan”), which provides for the granting of options to purchase 500,000 shares of the Company’s common stock which shares are reserved for among the Company’s treasury shares. No options were granted in the third quarter of 2004.

        On October 27, 2004, the Company “re-priced” 25,000 options expiring in 2011 from $23.25 per share to the current market value, $17.85 per share, and 80,000 additional options expiring in 2009 from $20.00 per share to the current market value, $17.85 per share. In accordance with FAS 148, the Company will account for these options subsequent to October 27, 2004 using “variable accounting” which will result in a charge (or addition) to earnings during each period measured by the change in value of the Company’s stock price multiplied by the number of options affected.

        Effective July 1, 1996, the Company’s subsidiary, Omega Flex (“Omega”) adopted a stock option plan (“Omega Plan”) which provides for the granting of both Incentive and Non-Qualified Stock Options (as those terms are defined in the Internal Revenue Code) of up to 200 shares of stock to certain employees of Omega for the purchase of Omega’s common stock at fair market value as of the date of grant. The Company has reflected pre-tax charges to earnings in the three-month period ended September 30, 2004 and 2003 of $166,000 and $172,000, respectively, for the compensation value of the options granted.

        On October 8, 2004, Mestek made a loan to each of the President and Vice President of Omega (both non-executive officers of the Company) totaling $1,260,000 on a short-term, fully recourse, full secured basis pursuant to a contractual obligation created in 1996. The loans were repaid with accrued interest on October 13, 2004.

        On October 12, 2004, the President and Vice President of Omega exercised options granted in 1996 representing a 14% interest in Omega’s common stock. Omega received $1,260,000 in connection with the exercise which was treated as an addition to Common Stock and Paid in Capital. On October 13, 2004 Omega declared and paid a cash dividend to its shareholders, including the Company, $1,260,000 of which was paid to the two employee-shareholders.

      Defined Benefit Plans

        The Company’s second-tier subsidiary, Met-Coil, maintained, prior to its acquisition by the Company’s subsidiary, Formtek Inc. on June 3, 2000, several defined benefit pension plans (the Met-Coil Plans) covering certain of its employees. The Met-Coil Plans were “frozen” and merged prior to the acquisition, “locking in” retirement benefits earned to that date and precluding any further benefits for future service. For the quarters ended September 30, 2004 and 2003, the Company recorded pension expense of $15,662 and $0, respectively, for the Met-Coil Plans.

        In connection with the acquisition of the assets of Airtherm Manufacturing Company and Airtherm Products, Inc. in 2000, the Company assumed certain obligations related to the defined benefit plan maintained by Airtherm, the Airtherm LLC Retirement Income Plan, prior to the acquisition date. Pension expense (benefit) under the Airtherm LLC Retirement Income Plan was $1,629 for the quarter ended September 30, 2004, $0 for the year ended December 31, 2003 and $164,000 for the year ended December 31, 2002.

        The Company uses a December 31 measurement date for the Airtherm LLC Retirement Income Plan and September 30 for the Met-Coil Plan.

        In accordance with Statement of Financial Accounting Standards No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Post-Retirement Benefits, the following interim period information is provided:

Components of Net Periodic Benefit Cost:

	Met-Coil	Airtherm
	Three months ended	Three months ended
	September 30, 2004	September 30, 2004
Service cost	---	---
Interest cost	67,527	53,642
Expected Return on Plan Assets	65,921	52,013
Amortization of Unrecognized
Transition (Asset) Obligation	(818)	---
Amortization of net (gain) Loss	14,874	---
Other	---	---
Net Periodic Benefit Cost	$15,662	$1,629

Note 6 – Plant Shutdown

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

        The Company is accounting for the costs related to these “exit and disposal” activities, employee severance and related costs of shutting down manufacturing operations, in accordance with FAS 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”). In the three-month periods ended September 30, 2004 and 2003, the Company incurred $115,000 and $149,000, respectively, of such “exit and disposal” costs which are classified separately in the accompanying financial statements in accordance with FAS 146. In the nine-month periods ended September 30, 2004 and 2003, the Company incurred $970,000 and 860,000 of such costs.

        The Scranton, PA and Milford, OH facilities are reflected in the accompanying Condensed Consolidated Financial Statements under the heading Property Held for Sale.

Note 7 – Commitments & Contingencies

        As previously disclosed, the Company is obligated as a guarantor with respect to certain debt of CareCentric, Inc. (“CareCentric”) (formerly Simione Central Holdings, Inc.) to CareCentric’s primary commercial bank, Wainwright Bank & Trust Company. The $4 million Wainwright credit line is secured by substantially all of CareCentric’s assets. The balance outstanding under CareCentric’s credit line with Wainwright Bank & Trust Company as of September 30, 2004 was $800,000, down from $1,325,000 as of June 30, 2004. CareCentric was “taken private” on September 4, 2003 and is no longer a publicly traded company. The Company’s investments in CareCentric were not materially affected by that transaction. The Company recorded a liability of $6 million in 2001, reflecting its maximum potential guarantee liability under the CareCentric credit line. The credit line was reduced by CareCentric on August 19, 2004 to $4 million, thereby extinguishing a portion of the Company’s liability. Accordingly, the Company has reduced its guarantee liability to $4 million and recorded $2 million of Other Income in the quarter ended September 30, 2004.

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

      Bankruptcy and Environmental Issues Involving Releases of Hazardous Materials

        As disclosed in previous filings, the Lockformer Company (“Lockformer”), a division of the Company’s second tier subsidiary, Met-Coil Systems Corporation (“Met-Coil”), and Mestek directly (under various legal theories) were defendants in various actions relating to the alleged release and presence of trichloroethylene (“TCE”) contamination on and in the vicinity of Lockformer’s manufacturing facility in Lisle, IL. On August 26, 2003, Met-Coil filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) (Case No. 03-12676-MFW).

        On August 17, 2004, the Bankruptcy Court confirmed, the Fourth Amended Chapter 11 Plan of Reorganization (the “Amended Plan”) proposed by Met-Coil and Mestek, as co-proponents, and recommended to the United States District Court (N. D. Del.) (“the District Court”) that it approve and enter the “channeling injunction” discussed below, and certain related third party releases in favor of, among others, Mestek and its affiliates. On September 14, 2004, the District Court entered and approved the recommended findings and conclusions and issued the “channeling injunction”.

        This Amended Plan, supported by all major parties in interest in the Met-Coil Chapter 11 case, became effective on October 19, 2004.

        The Amended Plan settled the various legal actions which had been commenced against Met-Coil and Mestek with respect to an alleged release of TCE into the soils, groundwater or air in or around Met-Coil’s Lockformer Company facility in Lisle, Illinois. In addition, the Amended Plan established a trust (the “TCE PI Trust”) for the holders of future claims or demands, who reside, resided or may reside in a certain geographic area in the vicinity of the facility in Lisle, Illinois, and who assert or may assert personal injury claims in the future. Pursuant to the “channeling injunction” the TCE PI Trust was established to assume all such future personal injury claims and demands and pay and administer verified claims for up to 45 years. Upon establishment of such TCE PI Trust, Mestek and its affiliates were released from any liabilities assumed by the TCE PI Trust for up to 45 years. Pursuant to the Amended Plan, all such future claims and demands will be “channeled” to the TCE PI Trust and be paid in accordance with the distribution procedures established for such trust. This TCE PI Trust is being administered by an independent trustee, with power to mediate, arbitrate and, if necessary, litigate claims.

        The Company’s Environmental and Litigation Reserve as of the quarter ended June 30, 2004 was approximately $49,795,000. The confirmation of the Amended Plan resulted in the collection of certain insurance proceeds and the resolution of settlements with various claimants and creditors, the result of which is a reduction of these reserves as of September 30, 2004 to $47,694,000 and the recording of a negative Environmental Litigation/Remediation expense (that is, income) of $18,415,000 in the three month period ended September 30, 2004. The reduction in the reserve also reflected approximately $1,521,000 for remediation expenditures made during the quarter ended September 30, 2004. Based on recent estimates of ongoing remediation costs, management has increased the remediation portion of the reserve to $7,300,000, as of September 30, 2004, which the amount is included in the $47,694,000 reserve discussed above. The Environmental and Litigation Reserve was reduced as of October 31, 2004 to approximately $21,000,000 as a result of payments made in October pursuant to Amended Plan, as explained more fully in Note 8. The balance at October 31, 2004 relates to future obligations under the Plan relating to soil and groundwater remediation, municipal water connections, the TCE PI trust described above and other administrative expenses of the Met-Coil bankruptcy. Management believes that no additional reserves, beyond those set forth above are required to be taken at this time.

        The immediate cash requirements of funding the Amended Plan required borrowing, net of insurance recoveries, of approximately $9,900,000 in October of 2004, under the Company’s $70 million commercial bank credit facility (see Note 3). In addition, letters of credit of approximately $17,000,000 were issued against the credit facility in connection with the funding of the Amended Plan.

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

      Remediation - Lisle, IL:

        Met-Coil is continuing remediation of the Lockformer facility in Lisle, IL, pursuant to a Work Plan for the site (“on-site remediation”) approved by the Environmental Protection Agency (“EPA”) and is awaiting approval of the remedial standards to be achieved by such Work Plan, as well as the methodology for groundwater remediation, from the IEPA. In the quarter ended September 30, 2004, Met-Coil paid $1,521,000 in costs related to on-site remediation, and has a remaining reserve of $7,300,000, as described above, for future remediation costs as of September 30, 2004.

        In light of the remaining uncertainties surrounding the effectiveness of the available remediation technologies and the future potential changes in methodology, remedial objectives and standards, still further reserves may be needed in the future with respect to the on-site remediation of the Lisle facility. The complexity of aforementioned factors makes it impossible at this time to further estimate any additional costs.

      Other Claims Alleging Releases of Hazardous Materials or Asbestos Related Liability

        The Company is currently a party to approximately 215 asbestos-related lawsuits, and in the past nine months has been named in approximately 5 new such lawsuits each month, primarily in one county in Illinois where numerous asbestos-related actions have been filed against numerous defendants.

        Almost all of these suits seek to establish liability against the Company as successor to companies that may have manufactured, sold or distributed asbestos-related products, and who are currently in existence and defending thousands of asbestos related cases, or because the Company currently sells and distributes boilers, an industry that has been historically associated with asbestos-related products. The Company believes it has valid defenses to all of the pending claims and vigorously contests that it is a successor to companies that may have manufactured, sold or distributed any product containing asbestos materials. However, the results of asbestos litigation have been unpredictable, and accordingly, an adverse decision or adverse decisions in these cases, individually or in the aggregate, could materially adversely affect the financial position and results of operation of the Company and could expose the Company to substantial additional asbestos related litigation and the defense costs thereof, which defense costs, because of the sheer number of asbestos claimants and the historical course of the litigation process in this area has the potential to become substantial, though these costs are not capable of estimation at this time. The total requested damages of these cases are over $3 billion. To date, however, the Company has had over 40 asbestos-related cases dismissed without any payment and it settled approximately twenty-five asbestos-related cases for a de minimis value. However, there can be no assurance the Company will be able to successfully defend or settle any pending litigation.

        In addition to the Lisle, IL site, the Company has been named or contacted by state authorities and/or the EPA regarding the Company’s asserted liability or has otherwise determined it may be required to expend funds for the remediation of certain other sites in North Carolina, Connecticut and Pennsylvania. Such matters have been previously described in greater detail in the Company’s 2003 Report on Form 10-K.

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

Warranty Commitments

        Products sold by the Company are covered by various forms of express limited warranty with terms and conditions that vary depending upon the product. The express limited warranty typically covers the equipment, replacement parts and, in very limited circumstances, labor necessary to satisfy the warranty obligation for a period which is generally the earlier of 12 months from date of installation or 18 months from date of shipment from the Company factory, although some products or product components are warranted for periods ranging from eighteen months to ten years. The Company estimates the costs that may be incurred under its warranty obligations and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and allowable costs per claim and recoveries from vendors. At least once a quarter the Company assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Costs to satisfy warranty claims are charged as incurred to the accrued warranty liability.

        Following is a summary of changes in the Company’s product warranty liability for the three months ended September 30, 2004 and 2003.

	Three months ended September 30,
	2004	2003

Balance at beginning of period	$3,262,468	$2,769,672
Provision for warranty claims	448,000	180,000
Warranty claims incurred	(320,000)	(213,000)
Balance at end of period	$3,390,468	$2,736,672

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

        On August 17, 2004, the Bankruptcy Court confirmed, the Fourth Amended Chapter 11 Plan of Reorganization (the “Amended Plan”) proposed by Met-Coil and Mestek, as co-proponents, and recommended to the United States District Court (N. D. Del.) (“the District Court”) that it approve and enter the “channeling injunction” discussed below, and certain related third party releases in favor of, among others, Mestek and its affiliates. On September 14, 2004, the District Court entered and approved the recommended findings and conclusions and issued the “channeling injunction”. The Amended Plan became effective on October 19, 2004 and Met-Coil is no longer a “debtor-in-possession” under bankruptcy protections laws.

        As Met-Coil retained control of its operations as a “debtor-in-possession” during the period it was operating under the protection of the Bankruptcy Court, the Company has not “deconsolidated” the operations of Met-Coil for accounting purposes. In accordance with generally accepted accounting principles and the related technical literature, the Debtor has established reserves related to the Met-Coil environmental litigation and environmental remediation matters, as more fully described in Note 7. In accordance with SOP 90-7, certain of Met-Coil’s pre-petition liabilities have been reclassified in the accompanying financial statements under the heading Liabilities Subject to Compromise.

        The liabilities included in this category are:

Accounts Payable	$ 4,125,000
Accrued Expenses	$2,375,000
Environmental Litigation and Remediation reserves	$47,694,000
Commissions Payable	$59,000
Total Consolidated Liabilities Subject to Compromise	$54,253,000
Plus: Notes and Other Payable to Mestek and affiliates	$15,140,000
Met-Coil Liabilities Subject to Compromise	$69,393,000

        The following unaudited condensed Consolidated Financial Statements of Met-Coil Systems Corporation (Debtor-in-Possession) are prepared on the same basis as the consolidated financial statements of Mestek, Inc.

        The Company as a whole incurred $1,519,000 in legal costs in the three-months period ended September 30, 2004 relating to the administration of Met-Coil’s Bankruptcy which are reported in the accompanying financial statements as “Reorganization Items” under the heading Subsidiary Bankruptcy Professional Fees.

Following are condensed unaudited financial statements for Met-Coil Systems LLC

MET-COIL SYSTEMS LLC

DEBTOR-IN-POSSESSION

CONDENSED BALANCE SHEETS

(Unaudited)

	Sept. 30, 2004	Dec. 31, 2003 *
	(Dollars in thousands)
ASSETS
Current Assets
Cash	$10,756	$2,218
Accounts Receivable	3,483	2,818
Inventories	8,391	7,780
Deferred Tax Asset	6,418	18,885
Other Current Assets	15,113	4,158
Total Current Assets	44,161	35,859
Property and Equipment - net	5,835	5,405
Other Assets and Deferred Charges	258	333
Total Assets	$50,254	$41,597
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$2,596	$1,761
Notes Payable - Affiliates	462	---
Customer Deposits	3,053	2,084
Liabilities Subject to Compromise	69,393	72,498
Environmental Litigation/Remediation Reserves	---	---
Other Accrued Liabilities	1,874	2,473
Total Current Liabilities	77,378	78,816
Other Liabilities	799	799
Total Liabilities	78,177	79,615
Shareholders' Equity
Common Stock	45	45
Paid in Capital	33,518	33,518
Retained Earnings	(60,723)	(70,818)
Other Comprehensive Loss	(763)	(763)
Total Shareholders' Equity	(27,923)	(38,018)
Total Liabilities and Shareholders' Equity	$50,254	$41,597

        The Company believes it is more likely than not that the deferred tax asset included above will be realizable. Met-Coil Systems Corporation changed its statutory form of organization to a limited liability company on August 17, 2004, with Formtek, Inc. as its sole member. After the conversion, Met-Coil Systems LLC will be treated as a pass-through entity for Federal income tax purposes. However, for purposes of comparability, Met-Coil Systems LLC is presented herein for accounting purposes as though it was still a corporation.

* reclassified for purposes of comparability.

MET-COIL SYSTEMS LLC

DEBTOR-IN-POSSESSION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands, except earnings per common share)
Net Sales	$10,687	$8,851	$30,228	$26,458
Cost of Goods Sold	7,188	6,632	20,399	18,606
Gross Profit	3,499	2,219	9,829	7,852
Selling & General and Administrative & Engineering Expense	2,324	2,305	6,853	6,985
Environmental Litigation/Remediation Charges	(18,415)	16,709	(17,736)	33,720
Operating Income (Loss) before Reorganization Items	19,590	(16,795)	20,712	(32,853)
Bankruptcy Professional Fees	869	797	5,451	797
Operating Income (Loss)	18,721	(17,592)	15,261	(33,650)
Other Income (Expense) - net	429	11	425	(173)
Income (Loss) Before Income Taxes and Cumulative
Effect of a Change in Accounting Principle	19,150	(17,581)	15,686	(33,823)
Income Taxes (Benefit)	6,827	(6,268)	5,592	(12,073)
Income (Loss) Before Cumulative
Effect of a Change in Accounting Principle	12,323	(11,313)	10,094	(21,750)
Net Income (Loss)	$12,323	($11,313)	$10,094	$21,750)

MET-COIL SYSTEMS LLC

DEBTOR-IN-POSSESSION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net Loss	$10,094	($21,750)
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	397	384
Provision for Losses on Accounts Receivable	---	(243)
Subsidiary Bankruptcy Professional Fees	5,451	797
Changes in Assets and Liabilities:
Accounts Receivable	(665)	(1,509)
Inventory	(611)	336
Accounts Payable	835	(876)
Accrued Expenses/Other Liabilities	(412)	(5,908)
Liabilities Subject to Compromise	(3,105)	40,501
Environmental Litigation/Remediation Reserves	---	(8,700)
Other Assets	1,588	(11,038)
Net Cash Used in Operating Activities before Reorganization Items	13,572	(8,006)
Operating Cash Flows from Reorganization Items:
Bankruptcy Professional Fees	(5,451)	(797)
Change in Accrued Expenses	---	477
Net Cash Used in Reorganization Items	(5,451)	(320)
Net Cash Used in Operating Activities	8,121	(8,326)
Cash Flows from Investing Activities:
Capital Expenditures	(827)	(273)
Net Cash Used in Investing Activities	(827)	(273)
Cash Flows from Financing Activities:
Net Borrowings
Under Revolving Credit Agreements	1,244	10,996
Net Cash Used In Financing Activities	1,244	10,996
Net Increase in Cash and Cash Equivalents	8,538	2,397
Cash and Cash Equivalents - Beginning of Period	2,218	56
Cash and Cash Equivalents - End of Period	$10,756	$2,453

Note 9 –Common Stock Buyback Program

        In 2004, the Company continued its program of selective ‘open market’ purchases acquiring 62,800 shares of its common stock in the three-month period ending June 30, 2004 at an average cost per share of approximately $16.21 and 61,700 shares of its common stock in the three month period ended September 30, 2004 at an average cost of approximately $16.73. All such shares were accounted for as treasury shares. The Company acquired no shares in the period from October 1, 2004 through November 8, 2004.

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

The Company’s Metal Forming Segment operates within the highly cyclical capital goods marketplace and reflects the challenges not only with respect to cycling of demands but also the globalization of the customer bases as well as the competitor base, requiring it to seek a more international focus in supply, manufacturing sales and marketing. The Company operates principally within the North American marketplace. However, the Company foresees the need for growth both in sales and production in both Europe and Asia.

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

        The strength or weakness in the construction markets directly affects our HVAC business and strength or weakness in the capital goods markets directly affects our Metal Forming business. In 2003 and thus far in 2004, residential construction was and remains strong, institutional construction was and remains flat and industrial/commercial construction was and remains off from prior periods. To the extent that the strong residential new construction and re-modeling/re-construction/re-habilitation market has been driven by historically low interest rates, any increases in interest rates may adversely affect the volume and profitability of our HVAC business. In the capital goods sector, despite early signs of health, orders for machinery and machine tools remained volatile in 2003, averaging at levels comparable to 2002 but significantly lower than periods prior to 2000. Bookings have increased to date in 2004 resulting in an improved third quarter in 2004 for this Segment relative to the comparable period in 2003.

        For 2004, the Company’s Segment budgets are based upon an overall stability expected in the construction markets, though the mix of residential, commercial, industrial and institutional construction spending may change, and expected continuation of the upturn in capital spending, driven in part by the pent-up demand resulting from deferred maintenance as well as increased manufacturing production utilizing the kind of machinery the Company sells. However, rising commodity prices, especially steel, scrap cast iron, copper, oil and natural gas contributing to upward inflationary pressures, which may also push interest rates higher. While the Company itself is not highly leveraged and thus the increased cost of capital may not be as significant a factor in the Company’s cost structure as it is in other companies, increases in interest rates could slow the domestic residential construction market or contribute to further declines in the commercial and industrial construction markets, as well as adversely affect the capital goods market recovery. Increased shipping costs and benefits expense (primarily health care) are also having a dampening effect on economic growth, which would have an adversely effects on the Company’s operations.

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

        Our critical accounting policies and significant estimates and assumptions are described in more detail as follows:

   Environmental Litigation and Remediation Reserves

        As discussed more fully in Note 7 to the Condensed Financial Statements and in Environmental Disclosure below, Mestek and its second-tier subsidiary, Met-Coil Systems Corporation (Met-Coil), were defendants in various environmental litigation matters relating to alleged releases of pollutants by Met-Coil prior to its acquisition by the Company’s Formtek, Inc. subsidiary on June 3, 2000. These matters were substantially resolved as a result of the Plan of Reorganization confirmed by the Bankruptcy Court on August 17, 2004 and which became effective on October 19, 2004. However, this resolution still requires the Company to establish estimates related to the outcome of various litigation matters as well as estimates related to soil and groundwater remediation costs, both of which are inherently judgmental and subject to change on an ongoing basis.

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

   Inventory

The Company values its inventory at the lower of cost to purchase and/or manufacture the inventory, principally determined on the last-in, first-out (“LIFO”) method, or the current estimated market value of the inventory. The Company’s September 30, 2004 and 2003 LIFO reserves, as disclosed in Note 2 to these Condensed Financial Statements, have been estimated at these interim dates in accordance with Accounting Principles Board Opinion 28, Interim Financial Reporting. The Company periodically reviews inventory quantities on hand and records a provision for excess and/or obsolete inventory based primarily on its estimated forecast of product demand, as well as based on historical usage. A significant decrease in demand for the Company’s products or technological changes in the industries in which the Company operates could result in an increase of excess or obsolete inventory quantities on hand, requiring adjustments to the value of the Company’s inventories.

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

RESULTS OF OPERATIONS

      Three months ended September 30, 2004 vs. September 30, 2003

         HVAC Segment

        Total Revenues in the Company’s HVAC Segment decreased 2.5% during the third quarter of 2004 relative to the third quarter of 2003 reflecting sluggish sales of commercial and residential boiler products owing to weak demand in the market, particularly from fiscally strapped municipal and state governmental entities who represent a significant portion of the customer base for the Segment’s commercial boiler products. Revenues from the Hydronics Product Group decreased 3.0% during the third quarter of 2004 relative to the third quarter of 2003 from $35,116,000 to $34,068,000, for the reasons explained above. Revenues in the Air Distribution and Cooling Products Group were reduced 15%, from $22,520,000 to $19,151,000, owing in part to the sale on March 31, 2004 of the Air Clean Damper business as well as reduced demand for certain of the Segment’s commercial damper and louver products. Revenues in the Gas and Industrial Product Group increased 10.3%, reflecting principally improved sales of the Segment’s successful TracPipe® gas piping product.

        The Segment’s gross profit margins overall were reduced, from 30.1% in the third quarter of 2003 to 28.6% in the third quarter of 2004. This resulted principally from the effects of inflationary pressures presently affecting copper, steel, cast iron scrap, aluminum and other commodities used in the Segment’s products, despite the Company’s efforts to raise prices on a timely basis to offset such cost increases.

        Operating profits for the HVAC segment for the three months ended September 30, 2004 were down 33.0% relative to the three months ended September 30, 2003 from $6.6 million to $4.4 million, reflecting the weaknesses cited above in demand for commercial and residential boilers and certain of the Segment’s air distribution products. The Company is presently undertaking a significant overhead rationalization study focused on its various air distribution franchises in order to adapt to present conditions in the HVAC industry.

         Metal Forming Segment

        Total Revenues in the Company’s Metal Forming segment increased 41.9% during the third quarter of 2004 relative to the third quarter of 2003, reflecting principally an improving market for capital goods generally and machine tools in particular. The Segment also has improved its market penetration as a result of focusing its sales efforts on sales of standard products, emphasizing “solution providing” for custom applications in target markets, introduction of new products through product development, additional business from start up and acquired operations and its continuing efforts to integrate the complementary metal forming franchises acquired by the Segment over the last several years. In addition, overall gross profit margins for the Segment increased from 23.91% to 28.3% due to better execution. The backlog as of September 30, 2004 is approximately $29.4 million, significantly up from the backlogs that were in the low $20 million range recorded at mid-2003 (excluding Engel and Formtek Beijing), although somewhat reduced from the recent high of approximately $33 million at June 30, 2004, reflecting a traditional drop after the slower summer sales season. The management of the Segment is presently comfortable with the current backlog in terms of sufficient work to retain manufacturing efficiencies and to meet operational plan targets while maintaining adequate lead times to meet customer delivery requirements.

        Bookings of new orders for the Segment were approximately $23.4 million for the third quarter ending September 30, 2004, an increase of approximately 30% over the bookings of orders for the comparable quarter ending September 30, 2003. The 2003 bookings include Engel (acquired in August 2003) only for the month of September and do not include Formtek Beijing, which opened in February 2004. The current third quarter bookings are about 8% off plan, but represent a decline of approximately 20% from the bookings recorded in the quarter ended June 30, 2004. Sales by the Segment to the metal construction market have been strong, but there has been some softening of sales to sheet metal contractors – not uncommon at this time of year.

        Now that the Met-Coil divisions have emerged from Chapter 11, the Company will continue to build upon its efforts to foster efficient operations and cooperation among the mutually reinforcing metal forming machinery and tooling franchises that it has acquired under the “Formtek” name, including the brands, Cooper-Weymouth, Peterson (CWP) – coil handling, press feeding and coiled metal processing equipment, Rowe – press feeding and coil handling equipment, CoilMate/Dickerman — pallet de-coiling and press feeding equipment, Yoder — roll forming systems and tube mills, Dahlstrom — roll forming and flexible fabrication systems, Lockformer — HVAC/sheet metal equipment, custom roll forming and the Vulcan plasma cutting system, Engel – HVAC/sheet metal equipment, coil lines, industrial forming applications and metal construction equipment, Lion – HVAC/sheet metal equipment (assets acquired in October 2004), Iowa Precision Industries (IPI) – HVAC duct lines, coiled metal processing and custom fabricating systems, B & K — patented Supermills, rotary punching machines and rotary shears, and levelers, Mentor AGVS – automated laser guided vehicle systems and Hill Engineering — tools, progressive, punching, notching and flying cut-off dies, flying cut-off saws, rotary punching machines and special hydraulic punching systems, as well as the start up operations Formtek Metalforming Integration (FMI) – forming and fabricating system re-building, Iowa Rebuilders (IRI) — HVAC/sheet metal and coiled metal processing equipment re-building, AXON Electric – electrical components, controls and panels, Elgin Fabrication – shears, press brakes and forming equipment and Formtek Beijing – HVAC/sheet metal forming and cutting equipment. The combination of these businesses will allow Formtek to maintain and expand its core competencies to serve a large portion of the metal forming needs of many industrial markets, positioning this Segment well for the next significant cyclical upturn in the machine tool industry.

        Reflecting the Segment’s higher revenues and improved gross profit margins, operating results for the quarter, excluding environmental litigation and remediation (income) expenses of ($18,415,000), primarily reflecting insurance recoveries not previously accrued, and subsidiary bankruptcy professional fees of $1,519,000 in the quarter ended September 30, 2004 and $16,709,000 in environmental litigation and remediation expense and $2,595,000 in subsidiary bankruptcy fees in the quarter ended September 30, 2003, increased from ($1,294,000) in the 2003 period to $573,000 in the 2004 period.

        The foregoing operating income and loss figures, by virtue of the exclusion of the items mentioned, constitute “Non-GAAP Financial Measures” which management believes are useful to investors focused upon ascertaining ongoing operating earnings trends. This should not be construed as an alternative to “operating income (loss)” or “net income (loss)” (as determined in accordance with generally accepted accounting principles or “GAAP”), as an indicator of the Company’s operating performance, as an alternative to cash flows provided by operating activities (as determined by GAAP), or as a measure of liquidity. The foregoing operating income and loss figures, excluding the anomalous items mentioned are presented solely as a supplemental disclosure because management believes they enhance the understanding of the financial performance of a company with substantial anomalous expense items.

        The Metal Forming Segment’s Core operating profits (losses) (a “Non-GAAP Financial Measure discussed below) are reconciled with operating profits (losses) determined in accordance with GAAP as follows:

Metal Forming Segment

	Three months ended September 30,
	2004	2003
Core Operating Profits (Loss) for the Segment	$573,000	($1,294,000)
Less Subsidiary Bankruptcy Professional Fees	(1,519,000)	(2,595,000)
Environmental Litigation and Remediation Income (Expense)	18,415,000	(16,709,000)
Operating Profit (Losses) per GAAP	$17,469,000	($20,598,000)

        Management believes that the continuing effects of globalization on manufacturing costs present the Company with significant opportunities. The Company is pursuing in this regard, for all of its businesses, initiatives in Asia aimed at sourcing machined parts and components for use in its North American factories, and assembling discrete stand-alone equipment on a limited basis, with ultimate plans to sell select machinery in Asian markets and throughout the world. The Company expects to invest approximately $950,000 prior to the end of 2004 to provide infrastructure and support for these initiatives. Formtek’s wholly owned foreign enterprise, Formtek Machinery (Beijing) Co. Ltd, assembled and shipped $429,000 of roll forming and metal cutting equipment in the quarter ended September 30, 2004, approximately half to customers in Asia, Australia and the Middle East.

         Consolidated Operations

        For the Company as a whole, Sales, General and Administrative, and Engineering costs, taken together as a percentage of Total Revenues, was slightly reduced, from 23.9% of sales in the three-month period ended September 30, 2003 to 23.60% in the three-month period ended September 30, 2004.

        Operating income for the third quarter of 2004 for the Company as a whole relative to the third quarter of 2003, excluding the aforementioned environmental litigation and remediation (income) and expense and subsidiary bankruptcy professional fees totaling ($16,896,000) in 2004 and $19,304,000 in 2003, Plant Shutdown expenses of $115,000 in 2004 and $149,000 in 2003, and subsidiary bankruptcy fees of $1,519,000 in 2004 and $2,595,000 in 2003 was reduced 5.4% from $5,341,000 to $5,054,000. Overall, improved results from the HVAC Segment’s Omega Flex unit and the Company’s Metal Forming Segment were offset by disappointing results in the remaining HVAC Segment products.

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

        The core operating profits (losses) for the Company as a whole are reconciled with operating profits (loss) determined in accordance with GAAP as follows:

Consolidated Operations

	Three months ended September 30,
	2004	2003
Core Operating Profits (Loss)	$5,054,000	$5,341,000
Less Subsidiary Bankruptcy Professional Fees	(1,519,000)	(2,595,000)
Environmental Litigation and Remediation Income (Expense)	18,415,000	(16,709,000)
Less Plant Shutdown	(115,000)	(149,000)
Operating Profits (Losses) per GAAP	$21,835,000	($14,112,000)

        Income Tax Provision, as a percentage of pretax income, was 14.8% in the three months ended September 30, 2004, reflecting one time tax benefits associated with the net costs of the Met-Coil bankruptcy. Income tax (benefit), as a percentage of pretax income, for the three months ended September 30, 2003 was 33.8% reflecting limitations in certain states on the utilization of tax losses which diminish the effective rate associated with the income tax benefits recorded in relation to the tax losses.

      Nine months ended September 30, 2004 vs. September 30, 2003

         HVAC Segment

        Total Revenues in the Company’s HVAC segment increased 2.3% during the nine-month period ended September 30, 2004 relative to the comparable period in 2003 due primarily to improved sales of certain hydronic heating products and Omega Flex’s very successful TracPipe® gas piping product, which more than offset reduced sales of certain boiler and air distribution products. As described above, sales of commercial and residential boilers were reduced due to market wide weak demand for boiler products. In addition, demand for certain of the Company’s commercial air distribution products has also been weak and, as explained above, the Company is presently focused on rationalizing overhead in its various air distribution franchises. During the nine months ended September 30, 2004 and 2003, the HVAC segment incurred shutdown and relocation activities totaling $970,000 and $860,000, respectively, which amounts are eligible for “separate line treatment” under FAS 146, Accounting for Costs Associated With Exit or Disposal Activities, and are accounted for accordingly in the accompanying Financial Statements.

        Operating profits for the HVAC segment for the nine-month period ended September 30, 2004 were down 3.0% relative to the nine-month period ended September 30, 2003 from $11,609,000 to $11,268,000, despite the increased sales noted above due principally to reduced gross margins resulting from increased commodity costs. The Segment is a substantial user of copper, steel and aluminum which have been subject to significant inflation in 2004.

         Metal Forming Segment

        Total Revenues in the Company’s Metal Forming segment increased by 33.7% during the nine-month period ended September 30, 2004 relative to the comparable nine-month period ended September 30, 2003. Excluding revenues from Engel Industries, Inc., which was acquired in August of 2003, revenues were up 22.6%, reflecting improved sales at the Segment’s Formtek Cleveland and Met-Coil subsidiaries, among others, and demonstrating generally the effect of the Company’s continuing efforts to integrate the complimentary franchises now comprising the Metal Forming Segment. Demand for machine tools in general, including the Segment’s products, has improved during 2004.

        Reflecting the Segment’s higher revenues, ‘core’ operating results (“a Non-GAAP Financial Measure”) for the segment for the nine-month period ended September 30, 2004 (which exclude environmental litigation and remediation (income) expense of ($17,728,000) and subsidiary bankruptcy professional fees of $8,542,000 in the nine-month period ended September 30, 2004 and $33,947,000 in environmental litigation and remediation expense and $2,595,000 in subsidiary bankruptcy fees in the nine-month period ended September 30, 2003) improved from ($1,392,000) in the 2003 period to $901,000 in the 2004 period. The 2004 core operating profit figure includes approximately $936,000 in ‘start-up’ losses in the four new entities incorporated in 2003, which are discussed below, in rebuilding (FMI and IRI), electrical distribution (Axon) and China-based assembly (Formtek Beijing). The Company expects the rebuilding units to achieve a profitable rate by year-end, although not eliminating the accumulated deficit. The Company is studying the effect of merging these entities. The electrical distribution entity is not on plan, and management is studying how to achieve a profitable rate of business in 2005. The entity has helped other Formtek units achieve savings approaching $200,000 in the nine month period ended September 30, 2004. This figure also includes approximately $350,000 in expenses related to product development for early stage products in coiled metal processing and specialty forming and fabricating.

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

        The Metal Forming Segment’s core operating profits (losses) are reconciled with operating profits (losses) determined in accordance with GAAP as follows:

Metal Forming Segment

	Nine months ended September 30,
	2004	2003
Core Operating Profits (Loss) for the Segment	$901,000	($1,392,000)
Less Subsidiary Bankruptcy Professional Fees	(8,542,000)	(2,595,000)
Environmental Litigation and Remediation Income (Expense)	17,728,000	(33,947,000)
Operating Losses per GAAP	$10,087,000	($37,934,000)

        The Company believes that the mutually reinforcing franchises it has acquired under the Formtek name, including Cooper-Weymouth Peterson, Rowe, CoilMate/Dickerman, Yoder, Krasny-Kaplan, Mentor AGVS, Lockformer, Iowa Precision, Hill Engineering, B&K, and Dahlstrom, as well as the recently acquired Engel Industries, Inc. and the start-ups of two rebuilding operations, FMI and IRI, an electrical distributor, Axon Electric and a Beijing-based assembly facility, Formtek (Beijing), will allow it to maintain and expand its core competencies, positioning this Segment very well for the next significant cyclical upturn in the machine tool industry. The Company expects to continue to spend on sales, marketing and product development initiatives at current rates for the foreseeable future.

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

         Consolidated Operations

        For the Company as a whole, Sales, General and Administrative, and Engineering costs, taken together as a percentage of Total Revenues, decreased from 24.8% to 24.1% reflecting principally the effect of improved revenues.

        Core Operating Income (“a Non-GAAP Financial Measure”) for the nine-month period ended September 30, 2004 for the Company as a whole, which excludes the aforementioned environmental (income) expense of ($17,728,000) in 2004 and $33,947,000 in 2003, and Plant Shutdown expenses of $970,000 in 2004 and $860,000 in 2003, and Subsidiary Bankruptcy Professional Fees of $8,542,000 in 2004 and $2,595,000 in 2003, increased 23.9% from $10,585,000 in the 2003 period to $13,113,000 in 2004.

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

        The Core operating profits (losses) for the Company as a whole are reconciled with operating profits (losses) determined in accordance with GAAP as follows:

Consolidated Operations

	Nine months ended September 30,
	2004	2003
Core Operating Profits (Loss)	$13,113,000	$10,585,000
Less Subsidiary Bankruptcy Professional Fees	(8,542,000)	(2,595,000)
Environmental Litigation and Remediation Income (Expense)	17,728,000	(33,947,000)
Less Plant Shutdown	(970,000)	(860,000)
Operating Losses per GAAP	$;21,329,000	($26,817,000)

        Income Tax Expense (Benefit), as a percentage of pretax income (loss), decreased from 34% in the nine-month period ended September 30, 2003 to 14.8% in the nine-month period ended September 30, 2004. The reduced effective rate in 2003 is due principally to the effect of minimum taxes in certain states which diminish the effective rate associated with the income tax benefit recorded in relation to tax losses. The reduced effective rate in 2004 is due principally to the effect of one time tax benefits associated with the Met-Coil bankruptcy.

         Liquidity and Capital Resources

        The Company’s total debt (long-term debt plus current portion of long-term debt) decreased in the third quarter of 2004 from $32,919,000 at June 30, 2004 to $26,450,000 at September 30, 2004, despite an increased investment in accounts receivable and inventory of approximately $6.6 million, due to the effects of positive cash flows from operations, restrained capital spending, the receipt of a $4.1 million federal income tax refund, and the receipt of approximately $6.7 million in insurance recoveries relating to the Met-Coil environmental litigation. Subject to the matters described in Commitments & Contingencies below, management regards the Company’s current capital structure and banking relationships, as more fully explained in Note 7, as fully adequate to meet foreseeable future needs. The Company has not paid dividends on its common stock since 1979. The Company’s debt to equity ratio was approximately 23.3% as of September 30, 2004.

        As explained more fully in Note 3, on October 19, 2004, the Company closed on a new $70 million three-year commercial bank line of credit. In October of 2004, in connection with the Met-Coil Reorganization Plan, the Company borrowed approximately $9.9 million under its credit facility and issued approximately $17 million in letters of credit, as more fully explained in Note 7. Including the effect of this $9.9 million borrowed in October the debt to equity ratio would be 31.6%.

         Commitments &Contingencies

        As previously disclosed, the Company is obligated as a guarantor with respect to certain debt of CareCentric, Inc. (“CareCentric”) (formerly Simione Central Holdings, Inc.) to CareCentric’s primary commercial bank, Wainwright Bank & Trust Company. The $4 million Wainwright credit line is secured by substantially all of CareCentric’s assets. The balance outstanding under CareCentric’s credit line with Wainwright Bank & Trust Company as of September 30, 2004 was $800,000, down from $1,325,000 as of June 30, 2004. CareCentric was “taken private” on September 4, 2003 and is no longer a publicly traded company. The Company’s investments in CareCentric were not materially affected by that transaction. The Company recorded a liability of $6 million in 2001, reflecting its maximum potential guarantee liability under the CareCentric credit line. The credit line was reduced by CareCentric on August 19, 2004 to $4 million, thereby extinguishing a portion of the Company’s liability. Accordingly, the Company has reduced its guarantee liability to $4 million and recorded $2 million of Other Income in the quarter ended September 30, 2004.

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

      Bankruptcy and Environmental Issues Involving Releases of Hazardous Materials

        As disclosed in previous filings, the Lockformer Company (“Lockformer”), a division of the Company’s second tier subsidiary, Met-Coil Systems Corporation (“Met-Coil”), and Mestek directly (under various legal theories) were defendants in various actions relating to the alleged release and presence of trichloroethylene (“TCE”) contamination on and in the vicinity of Lockformer’s manufacturing facility in Lisle, IL. On August 26, 2003, Met-Coil filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) (Case No. 03-12676-MFW).

        On August 17, 2004, the Bankruptcy Court confirmed, the Fourth Amended Chapter 11 Plan of Reorganization (the “Amended Plan”) proposed by Met-Coil and Mestek, as co-proponents, and recommended to the United States District Court (N. D. Del.) (“the District Court”) that it approve and enter the “channeling injunction” discussed below, and certain related third party releases in favor of, among others, Mestek and its affiliates. On September 14, 2004, the District Court entered and approved the recommended findings and conclusions and issued the “channeling injunction”.

        This Amended Plan, supported by all major parties in interest in the Met-Coil Chapter 11 case, became effective on October 19, 2004.

        The Amended Plan settled the various legal actions which had been commenced against Met-Coil and Mestek with respect to an alleged release of TCE into the soils, groundwater or air in or around Met-Coil’s Lockformer Company facility in Lisle, Illinois. In addition, the Amended Plan established a trust (the “TCE PI Trust”) for the holders of future claims or demands, who reside, resided or may reside in a certain geographic area in the vicinity of the facility in Lisle, Illinois, and who assert or may assert personal injury claims in the future. Pursuant to the “channeling injunction” the TCE PI Trust was established to assume all such future personal injury claims and demands and pay and administer verified claims for up to 45 years. Upon establishment of such TCE PI Trust, Mestek and its affiliates were released from any liabilities assumed by the TCE PI Trust for up to 45 years. Pursuant to the Amended Plan, all such future claims and demands will be “channeled” to the TCE PI Trust and be paid in accordance with the distribution procedures established for such trust. This TCE PI Trust is being administered by an independent trustee, with power to mediate, arbitrate and, if necessary, litigate claims.

        The Company’s Environmental and Litigation Reserve as of the quarter ended June 30, 2004 was approximately $49,795,000. The confirmation of the Amended Plan resulted in the collection of certain insurance proceeds and the resolution of settlements with various claimants and creditors, the result of which is a reduction of these reserves as of September 30, 2004 to $47,694,000 and the recording of a negative Environmental Litigation/Remediation expense (that is, income) of $18,415,000 in the three month period ended September 30, 2004. The reduction in the reserve also reflected approximately $1,521,000 for remediation expenditures made during the quarter ended September 30, 2004. Based on recent estimates of ongoing remediation costs, management has increased the remediation portion of the reserve to $7,300,000, as of September 30, 2004, which the amount is included in the $47,694,000 reserve discussed above. The Environmental and Litigation Reserve was reduced as of October 31, 2004 to approximately $21,000,000 as a result of payments made in October pursuant to Amended Plan, as explained more fully in Note 8. The balance at October 31, 2004 relates to future obligations under the plan relating to soil and groundwater remediation, municipal water connections, the TCE PI trust described above and other administrative expenses of the Met-Coil bankruptcy. Management believes that no additional reserves, beyond those set forth above are required to be taken at this time.

        The immediate cash requirements of funding the Amended Plan required borrowing, net of insurance recoveries, of approsimately 9,900,000 in October of 2004, under the Company’s $70 million commercial bank credit facility (see Note 3). In addition, letters of credit of approximately $17,000,000 were issued against the credit facility in connection with the funding of the Amended Plan.

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

      Remediation - Lisle, IL:

        Met-Coil is continuing remediation of the Lockformer facility in Lisle, IL, pursuant to a Work Plan for the site (“on-site remediation”) approved by the Environmental Protection Agency (“EPA”) and is awaiting approval of the remedial standards to be achieved by such Work Plan, as well as the methodology for groundwater remediation, from the IEPA. In the quarter ended September 30, 2004, Met-Coil paid $1,521,000 in costs related to on-site remediation, and has a remaining reserve of $7,300,000 as of September 30, 2004, as described above, for future remediation costs.

        In light of the remaining uncertainties surrounding the effectiveness of the available remediation technologies and the future potential changes in methodology, remedial objectives and standards, still further reserves may be needed in the future with respect to the on-site remediation of the Lisle facility. The complexity of aforementioned factors makes it impossible at this time to further estimate any additional costs.

      Other Claims Alleging Releases of Hazardous Materials or Asbestos Related Liability

        The Company is currently a party to approximately 215 asbestos-related lawsuits, and in the past nine months has been named in approximately 5 new such lawsuits each month, primarily in one county in Illinois where numerous asbestos-related actions have been filed against numerous defendants.

        Almost all of these suits seek to establish liability against the Company as successor to companies that may have manufactured, sold or distributed asbestos-related products, and who are currently in existence and defending thousands of asbestos related cases, or because the Company currently sells and distributes boilers, an industry that has been historically associated with asbestos-related products. The Company believes it has valid defenses to all of the pending claims and vigorously contests that it is a successor to companies that may have manufactured, sold or distributed any product containing asbestos materials. However, the results of asbestos litigation have been unpredictable, and accordingly, an adverse decision or adverse decisions in these cases, individually or in the aggregate, could materially adversely affect the financial position and results of operation of the Company and could expose the Company to substantial additional asbestos related litigation and the defense costs thereof, which defense costs, because of the sheer number of asbestos claimants and the historical course of the litigation process in this area has the potential to become substantial, though these costs are not capable of estimation at this time. The total requested damages of these cases are over $3 billion. To date, however, the Company has had over 40 asbestos-related cases dismissed without any payment and it settled approximately twenty-five asbestos-related cases for a de minimis value. However, there can be no assurance the Company will be able to successfully defend or settle any pending litigation.

        In addition to the Lisle, IL site, the Company has been named or contacted by state authorities and/or the EPA regarding the Company’s asserted liability or has otherwise determined it may be required to expend funds for the remediation of certain other sites in North Carolina, Connecticut and Pennsylvania. Such matters have been previously described in greater detail in the Company’s 2003 Report on Form 10-K.

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

Warranty Commitments

        Products sold by the Company are covered by various forms of express limited warranty with terms and conditions that vary depending upon the product. The express limited warranty typically covers the equipment, replacement parts and, in very limited circumstances, labor necessary to satisfy the warranty obligation for a period which is generally the earlier of 12 months from date of installation or 18 months from date of shipment from the Company factory, although some products or product components are warranted for periods ranging from eighteen months to ten years. The Company estimates the costs that may be incurred under its warranty obligations and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and allowable costs per claim and recoveries from vendors. At least once a quarter the Company assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Costs to satisfy warranty claims are charged as incurred to the accrued warranty liability.

        Following is a summary of changes in the Company’s product warranty liability for the three months ended September 30, 2004 and 2003.

	Three months ended September 30,
	2004	2003
Balance at beginning of period	$ 3,262,468	$ 2,769,672
Provision for warranty claims	448,000	180,000
Warranty claims incurred	(320,000)	(213,000)
Balance at end of period	$3,390,468	$2,736,672

Item 3. — Quantitative and Qualitative Information about Market Risks

        The Company’s operations are sensitive to a number of market factors, any one of which could materially adversely affect its results of operations in any given year:

        Construction Activity—the Company’s largest segment, its Heating, Ventilating, and Air Conditioning (HVAC) segment, is directly affected and its other segment, Metal Forming, is indirectly affected by commercial construction projects and residential housing starts. Relatively lower interest rates in 2003, and 2004 to date, and strong residential and institutional activity helped prevent what might otherwise have been a more pronounced recessionary effect. Significant increases in interest rates, state and municipal budgetary constraints or reductions in construction activity generally in future periods, however, could be expected to adversely affect the Company’s revenues, possibly materially.

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

        Credit Availability—Although interest rates trended lower in 2003, and have been mixed in 2004 to date, reflecting the Federal Reserve’s monetary policy during this period, credit availability has, reportedly, somewhat tightened for marginal business borrowers. As the Company’s customer base includes many small to medium sized business, a further credit tightening through the commercial banking system could be expected, at some point, to adversely effect the Company’s sales, as was the case in the “credit crunch” of 1990-1991. The Company is exploring arrangements whereby its Metal Forming customers may be able to utilize lease financing arranged by the Company for the purchase of certain capital equipment.

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

        Weather Conditions—The Company’s core HVAC segment manufactures heating, ventilating and air conditioning equipment with heating products representing the bulk of the segment’s revenues. As such, the demand for its products depends upon colder weather and benefits from long winters and/or extreme cold. Severe climatic changes, such as those suggested by the “global warming” phenomenon, could over time adversely effect the Company’s results of operation and financial position.

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

        Supply Disruptions—The Company uses a wide variety of materials in the manufacture of its products, such as copper, aluminum and steel, as well as electrical and mechanical components, controls, motors and other products. Management believes at present that it has adequate sources of supply for its raw materials and components (subject to the “sole source” risks described above under Purchasing Practices) and has not had significant difficulty in obtaining the raw materials, component parts or finished goods from its suppliers. Where the Company does utilize sole source procurement to obtain favorable pricing, no industry segment of the Company is dependent on a single supplier, the loss of which would have a material adverse effect on its business, although the Company’s policy of concentrating its purchasing volumes with fewer vendors increases the risks of disruption in the event a vendor replacement is necessary, as explained above.

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

(b)     Changes in Internal Controls.

Subsequent to the enactment in 2002 of the Sarbanes-Oxley Act, the Company undertook a review of its internal controls, including its internal accounting controls. This process resulted in an expanded Internal Control and Accounting Policy and Procedures Manual which has now been widely disseminated within the Company. While numerous policies were clarified in this manual, and some formerly informal policies were formalized in this manual, the Company does not believe that any such changes represented corrective actions taken with regard to significant deficiencies and material weaknesses. The Company believes that appropriate corrective actions have been taken with respect to the significant deficiencies which were disclosed in Item 9A of its Annual Report on Form 10-K for the period ending December 31, 2003, and there were no significant changes in the third quarter of 2004 in internal controls or in factors that have materially affected or are reasonably likely to significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation. Notwithstanding the foregoing, the Company intends to continue the process of examining all internal accounting procedures for the purposes of improvement of internal control and began in 2004 a program of training a significant number of managers and staff to better assure compliance and to improve the scope and application of its internal accounting controls.

PART II — OTHER INFORMATION

Item 1 – Legal Proceedings

        The Company is not presently involved in any litigation that it believes could materially and adversely affect its financial condition or results of operations except as described in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations-above and in Notes 7 and 8 above of the Company’s Condensed Consolidated Financial Statements, which are a part of this Quarterly Report on Form 10-Q. No material legal proceedings were instituted or terminated in the quarter ended on September 30, 2004, nor is the Company aware of any governmental agency investigations or proceedings other than as discussed in Note 7 of the Company’s Condensed Consolidated Financial Statements, which are a part of this Quarterly Report on Form 10-Q

Item 2 – Changes in Securities and Use of Proceeds

        In 2004, the Company continued its program of selective ‘open market’ purchases acquiring 62,800 shares of its common stock in the three-month period ending June 30, 2004 at an average cost per share of approximately $16.21 and 61,700 shares of its common stock in the three month period ended September 30, 2004 at an average cost of approximately $16.73. All such shares were accounted for as treasury shares. The Company has additionally acquired no shares in the period from October 1, 2004 through November 8, 2004.

Item 6 — Exhibits and Reports on Form 8-K

Exhibit

No.	Description
10.1	Loan Agreement dated October 19, 2004 between Mestek, Inc. and its Lenders
11.1	Schedule of Computation of Earnings per common share
31.1	Certification of Chief Executive Officer of Mestek, Inc. pursuant to Rule
15d-14(a) promulated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer of Mestek, Inc. pursuant to Rule
15d-14(a) promulated under the Securities Exchange Act of 1934, as amended.
32	Certification of Chief Excecutive Officer and Chief Financial Officer of Mestek, Inc.,
pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

The Company filed a Report on Form 8-K on August 13, 2004 relative to Results of Operations and Financial Condition to report earnings for the quarter ended June 30, 2004.

The Company filed a Report on Form 8-K on August 17, 2004 relative to the confirmation of the Fourth Amended Chapter 11 Plan of Reorganization for the Company's second tier subsidiary, Met-Coil Systems Corporation on August 17, 2004.

The Company filed a Report on Form 8-K on October 19, 2004 relative to the entry into a material definitive agreement and creation of a direct financial obligation and relative to the effective date of the Met-Coil Bankruptcy Reorganization Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2004	MESTEK, INC. (Registrant) BY: /S/ Stephen M. Shea —————————————— Stephen M. Shea Senior Vice President - Finance and CFO (Chief Financial Officer)