Form 10-K
period 2004-12-31
MESTEK INC
filed 2005-03-31
CIK 65195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                                   December 31, 2004

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

The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2004, the last business day of the most recently completed second quarter of 2004, based upon the closing price for the registrant’s common stock as reported in The Wall Street Journal as of such date was $51,883,067.

The number of shares of the registrant’s common stock issued and outstanding as of March 31, 2005 was 8,600,103.

Portions of the registrant’s definitive proxy statement relating to the registrant’s 2005 Annual Meeting of Shareholders to be filed hereafter are incorporated by reference into Part II (Item 5) and Part III (Items 10-14) of this Report on Form 10-K and certain Exhibits to previous filings with the Securities and Exchange Commission are incorporated by reference into Part IV, Item 15 of this Report on Form 10-K.

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

        Important factors that might cause our actual results to differ materially from the results contemplated by these forward-looking statements are contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Future Impact of Known Trends or Uncertainties” and elsewhere in this report and our future filings with the Securities and Exchange Commission.

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

        The Company is not dependent on any one customer in either of its Segments for 10% or more of its consolidated revenue.

        A following is a summary of the Company’s acquisitions during the most recently completed three fiscal years:

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

Met-Coil Bankruptcy

        On August 26, 2003, Met-Coil Systems Corporation, now known as Met-Coil Systems, LLP, (“Met-Coil”), a second-tier subsidiary of the Company, filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware. Met-Coil remained in possession of its assets and properties, and continued to operate its businesses and manage its properties as a “debtor-in-possession” pursuant to sections 1107(a) and 1108 of the Bankruptcy Code, as more fully explained in Note 15 to the Consolidated Financial Statements. On August 17, 2004, the Bankruptcy Court confirmed the Fourth Amended Chapter 11 Plan of Reorganization (the “Amended Plan”) proposed by Met-Coil and Mestek, as co-proponents, and recommended to the United States District Court (N. D. Del.) (“the District Court”) that it approve and enter a “channeling injunction”, and certain related third party releases in favor of, among others, Mestek and its affiliates. On September 14, 2004, the District Court entered and approved the recommended findings and conclusions and issued the “channeling injunction”. This Amended Plan, supported by all major parties in interest in the Met-Coil Chapter 11 case, became effective on October 19, 2004.

Other Information and Internet Address

        The Company’s executive offices are located at 260 North Elm Street, Westfield, MA 01085. The Company’s phone number is 413-568-9571. The Company’s website address is www.mestek.com. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, as well as Section 16 reports filed by our insiders, are available, without charge, on our website on the same day they are filed electronically with the Securities and Exchange Commission. Also contained on our website are our Code of Business Ethics and our Corporate Governance Guidelines, as well as a listing of our Board of Directors, Audit Committee Members, Nominating/Governance Committee Members and Compensation Committee Members, as well as the Charters for each of these committees. The information contained on our website is not incorporated by reference in this report. All of these documents are also available in print upon request to the Secretary of the Company, Legal Department, 260 North Elm Street, Westfield, MA 01085.

OPERATIONS OF THE COMPANY

        The Company operates in two business Segments: Heating, Ventilating, and Air Conditioning (“HVAC”) and Metal Forming equipment manufacturing. Each of these Segments is described below.

EMPLOYMENT

        The Company and its subsidiaries together employed approximately 2,683 persons as of December 31, 2004.

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

        Hydronic Products consist of residential baseboard heating products, commercial finned tube heating products, residential boilers, commercial boilers, convectors, kickspace heaters, fan coil units, steam and hot water unit heaters, copper-finned boilers and water heaters. These products are sold principally under the “Sterling”, “Vulcan”, “Heatrim”, “Kompak”, “Petite”, “Suntemp”, “Beacon Morris”, “Hydrotherm”, “Airtherm”, “Westcast”, “RBI”, and “L. J. Wing” brand names. Gas and oil-fired boilers are sold primarily under the “RBI” and “Hydrotherm” brand names produced by subsidiaries of the Company. Westcast, Inc., a wholly owned subsidiary, is a distributor of gas and oil fired boilers in the commercial and residential markets sold principally under the name “Smith Cast Iron Boilers”. Boyertown Foundry Company (“BFC”), approximately 97% owned by the Company, operates a cast-iron foundry in Boyertown, PA, which manufactures products used principally in the manufacture of oil and gas fired boilers. The hydronic products are made in manufacturing facilities, in some cases shared with other HVAC Segment Divisions, in Westfield, MA; South Windsor, CT; Mississauga, Ontario, Canada; Farmville, NC; Forrest City, AR; Dundalk, MD; and Dallas, TX.

        Gas Products consist of commercial gas-fired heating and ventilating equipment and corrugated stainless steel gas tubing sold principally under the “Sterling” and “TracPipe®” brand names. The products are made in manufacturing facilities in Farmville, NC; Dallas, TX; and Exton, PA. Omega Flex, Inc. (“Omega”), an 86% owned subsidiary of Mestek, manufactures corrugated flexible stainless steel hose for use in a wide variety of industrial applications. Its products include annular, helical and braided metal hose and hose fabrications and are sold primarily through industrial hose distributors and original equipment manufacturers. Omega’s TracPipe® product line is a corrugated stainless steel tubing developed for use in piping gas appliances sold primarily for residential and commercial building applications. The Company has realized significant synergies by distributing TracPipe® through its extensive HVAC distribution network. International distribution of the TracPipe® product began in 2002 and is expected to contribute to segment operating profits in 2005. The Company intends on entering into an Agreement for Corporate Separation with Omega in connection with the “spin-off” of Omega as more fully explained in Note 17 to the Consolidated Financial Statements. Industrial Products consist of commercial and industrial indoor and outdoor heating, ventilating and air conditioning products sold principally under the “Applied Air”, “King”, “L. J. Wing”, “Temprite”, “Alton” and “Aztec” brand names. The products are made in manufacturing facilities in Dallas, TX. Recently, the Company transferred certain King product lines from Bishopville, SC to Dallas, TX in connection with the closing of the Bishopville facility.

        Cooling Products consist of niche residential and commercial air conditioning products principally sold under the “Spacepak” and “Koldwave” brand names. The products are made in manufacturing facilities in Wrens, GA and Dundalk, MD. Air Distribution Products consist of fire, smoke and air control dampers, louvers, grilles, registers, VAV boxes and diffusers sold principally under the “American Warming and Ventilating”, “Air Balance”, “Arrow”, “Louvers & Dampers (“L & D”)", “Cesco” and “Anemostat” brand names. Air distribution products are devices designed to facilitate the ventilation and safety of buildings, tunnels and other structures or to control the movement of air through building ductwork in the event of fire or smoke and, in some cases, wind or rain. The products are made in manufacturing facilities in Bradner, OH; Waldron, MI; San Fernando, CA; Wyalusing, PA; Florence, KY; Wrens, GA; and Carson, CA. In November 2003, the Company closed substantially all of its operations in Scranton, PA, leaving in place its laboratory and testing facilities and some sales, marketing, and engineering facilities. The Scranton facility was sold on December 30, 2004. The Company sold its Air Clean Dampers product line, including operating assets and related intellectual property, manufactured in Milford, OH on March 30, 2004 at a nominal gain. The building is available for disposition.

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

        The HVAC Segment sells gas-fired and hydronic heating and ventilating products, boilers and other HVAC equipment in Canada and also sells its products in other foreign markets from time to time. Total export sales did not exceed ten percent of total revenues, nor did foreign assets exceed ten percent of total assets, in any of the most recent five years ended December 31, 2004.

        The HVAC Segment uses a wide variety of materials in the manufacture of its products, such as copper, aluminum and steel, as well as electrical and mechanical components (controls, motors) and other products, including cardboard for packaging. Commodities markets in general and these commodities in particular have seen significant upward price movement in 2004, resulting in increasing costs to manufacture products and, in some cases, a tightening supply. Management believes that it has adequate sources of supply for its raw materials and components and has not had significant difficulty in obtaining the raw materials, component parts or finished goods from its suppliers although many steel distribution centers were on allocation from steel mills in 2004. No industry segment of the Company is dependent on a single supplier, the loss of which would have a material adverse effect on its business. Marketplace conditions may not allow the Company to pass along raw materials or component part price increases to its customers.

        The businesses of the HVAC Segment are highly competitive. The Company believes that it is the largest domestic manufacturer of hydronic baseboard heating for residential and commercial purposes and is one of the three leading manufacturers of commercial and industrial gas-fired heating and air distribution products. The Company established itself in the market for cast-iron boilers in 1991 and 1992, developing strength in the commercial market and in the copper-finned boiler business through a 1998 acquisition and significant product and market development in recent years. The Company has expanded its portfolio of air control and distribution products substantially over the last several years, largely by acquisition. Nevertheless, in all of the industries in which it competes, the Company has competitors with substantially greater manufacturing, sales, research and financial resources than the Company has. Competition in these industries is based mainly on price, product offering, distribution and merchandising capability, technical and customer service, ability to provide electronic tools to specify products and track orders, and quality and ability to meet customer requirements. The Company believes that it has achieved and maintained its position as a substantial competitor in the HVAC industry largely through the strength of its extensive distribution network, the breadth of its product line and its ability to meet customer delivery and service requirements. In addition, the Company provides product “specifier” software to aid in product selection and the “Sales Assistant” software to help customers and sales representatives enter, track and manage sales orders. Most of its competitors offer their products in some but not all of the industries served by the HVAC Segment.

        The periodic results of operations of the HVAC Segment are affected by the construction industry’s demand for heating equipment, which generally peaks in the last four months of each year (the “heating season”), and, to a lesser extent, industrial demand for cooling equipment during summer months in the northeast and year round in the south and southwest. Accordingly, sales are usually higher during the heating season, and such higher levels of sales may in some years continue into the following calendar year. As a result of these seasonal factors, the Company’s inventories of finished goods reach higher levels early in the heating season and accounts receivable reach higher levels during the heating season and both are generally lower during the balance of the year.

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

RESEARCH AND DEVELOPMENT

        Expenditures for research and development for the HVAC Segment in 2004, 2003, and 2002, were $3,786,000, $4,596,000, and $4,410,000, respectively. Product development efforts are necessary and ongoing in all product markets.

INTERNATIONAL

        The HVAC Segment sells products in Europe including in the United Kingdom, in Canada and to a lesser extent in other parts of the world. Total export sales of the HVAC Segment do not exceed ten percent (10%) of the total revenues of the Segment.

METAL FORMING SEGMENT

        The Metal Forming Segment, operating under the umbrella name “Formtek,” is comprised of several closely related entities, all manufacturers, remanufacturers or distributors of equipment used in the Metal Forming industry (the uncoiling, straightening, leveling, feeding, forming, bending, notching, stamping, cutting, stacking, bundling or moving of metal in the production of metal products, such as steel sheets, office furniture, heating and air conditioning ducts, appliances, vehicles, buildings, and building components, among many others). As of December 31, 2004, the Formtek entities consisted of :

o	Formtek Maine, a division of Formtek, Inc. including the Cooper-Weymouth, Petersen ("CWP"), Rowe, and CoilMate/Dickerman product lines;

o	Formtek Cleveland, Inc., a subsidiary of Formtek, Inc. including the Yoder, Dahlstrom, B & K, Krasny-Kaplan, and Mentor AGVS product lines;

o	Hill Engineering Inc., which provides tools and dies complementary to the other subsidiaries product lines and gasket tooling and tool maintenance for the automotive industry;

o	Met-Coil Systems LLC, comprised of the Lockformer and Iowa Precision ("IPI") divisions,

o	Iowa Rebuilders, Inc., a subsidiary of Formtek, Inc.,

o	Formtek Metalforming Integration, Inc., a subsidiary of Formtek, Inc.,

o	Formtek Machinery ("Beijing") Company Ltd., a Chinese wholly foreign owned enterprise.

o	Axon Electric LLC, a subsidiary of Formtek, Inc., and

o	Engel Industries, Inc., a subsidiary of Formtek, Inc.

        At January 1, 2005, Formtek began a process of cooperation and consolidation whereby the 10 operating units were organized into three (3) operating groups:

        FORMTEK METAL FORMING, INC. ("FMF") (formerly known as Formtek Cleveland, Inc.): this unit, headquartered in Cleveland, OH; is comprised of:

1.	Formtek Cleveland division – Manufacturer of Yoder and Dahlstrom roll formers and roll forming systems; B&K Supermills and rotary punching and shearing units; Win-Pro fenestration machines and systems; Mentor AGVS automatic guided vehicle systems; rebuilding of Yoder, Dahlstrom and other roll formers and Krasny Kaplan tube & pipe material handling products; and repair parts for all of the foregoing. All of these products are manufactured in Warrensville Heights and Bedford Heights, OH.

2.	Hill Engineering – Manufacturer of Hill Engineering tooling for roll former and roll forming systems including notching and punching dies and systems; Hill Engineering flying cut-off dies and saws; Hill Tool & Die die rebuilding and maintenance; Hill Engineering compound dies primarily for the gasket industry; and repair parts and service for the foregoing. These products are manufactured in Villa Park, IL, and Danville, KY, where the tool and die maintenance is also performed.

3.	Axon Electric, LLC – Distributor of electrical parts and components in the Chicagoland area and designer and manufacturer of electric controls (panels) for Chicago area third parties and Formtek business units. Since March 2005, the products have been assembled and distributed from Villa Park, IL.

FMF owns plants in Bedford Heights, OH; Villa Park, IL; and Danville, KY, leases a plant in Warrensville Heights, OH; and leases a sales office in Warrensville, Heights, OH.

        FORMTEK METAL PROCESSING ("FMP"): This unit, headquartered in St. Louis, MO is comprised of:

1.	Lockformer, division of Met-Coil, LLC – Manufacturer of Lockformer HVAC/Sheet metal roll formers and related forming equipment; Vulcan Blue, PipeFab and Water-Jet cutting machines; Lockformer custom roll formers; and repair parts and start up and diagnostic field service for the foregoing. These products are manufactured in Lisle, IL, supplemented by certain roll forming products from Formtek Beijing. Lockformer is also a distributor of the Elgin line of precision shears and press brakes powered by B & R controls and safety devices.

2.	Iowa Precision (IPI), division — Manufacturer of IPI-HVAC duct lines including the Pro-Duct and related equipment such as the Whisper-Loc, Cornermatic and Elbow Machine; stamped corner for the HVAC/sheet metal contractor; multi-blanking and cut-to-length equipment including the line of Slears; and repair parts and start up and diagnostic field service for the foregoing. These products are manufactured in Cedar Rapids, IA.

3.	Flexible Fabrication, division – Manufacturer and integrator of Iowa Precision custom fabrication systems and lines and the FMI/Dahlstrom flexible fabrication systems, now consolidated as a new business unit. These products are manufactured and integrated in Cedar Rapids, IA.

4.	B&K CMP, division – A start up manufacturer based on new product development of 2003 and 2004, which is offering for sale and will produce B&K cut-to-length, slitting, multi-blanking and coil breakdown lines and related accessories for steel service centers and toll processors. These products will be manufactured at a new facility the unit is seeking to acquire in the St. Louis, MO area.

5.	Engel Industries, Inc. – Manufacturer of Engel-HVAC/Sheet metal roll formers and related forming equipment; Engel duct line; Vulcan Green cutting machines’ Engel industrial roll formers and roll forming systems; Engel metal building and metal construction precuts, the Lion HVAC forming products; and repair parts and start up and diagnostic field service for the foregoing. These products are manufactured in St. Louis, MO.

6.	Formtek Maine, division – Manufacturer of Cooper-Weymouth, Peterson (“CWP”), Rowe and CoilMate/Dickerman press feeding and coil handling machines and systems and related equipment and accessories; CWP and Rowe cut-to-length lines and the B&K leveler used in metal processing; and repair parts and start up and diagnostic field service for the foregoing. These products are manufactured in Clinton, ME.

7.	Iowa Rebuilders, Inc. (IRI) – Rebuilders and re-conditioners of IPI duct lines and Engel coil lines, IPI elbow machines and various other metal processing equipment. These products are rebuilt in Cedar Rapids, IA.

FMP owns plants in St. Louis, MO; Cedar Rapids, IA; Lisle, IL, and Clinton, ME, leases an engineering office in New Bremen, OH, and leases two manufacturing facilities in Cedar Rapids, IA,

FORMTEK INTERNATIONAL (“FI”): This unit, headquartered in a leased facility in Itasca, IL, is comprised of:

1.	Formtek (Beijing) Machinery Company, Ltd., a wholly-owned foreign entity – Seller and assembler under license of various Lockformer, Vulcan, Iowa Precision, Engel and Yoder products and component parts and the repair parts and start up and diagnostic field service of the foregoing. These products are assembled in Beijing for sale in China, the rest of Asia, Australia and the Middle East.

2.	Formtek Europe, division – sales of machinery, repair parts, service and related products manufactured by the North American-based units of Formtek, except those under separate license.

FI leases assembly facility in the Changping District, outside Beijing, China, and a leases sales/service office in Fribourg, Switzerland,

        The Metal Forming Segment’s products are sold through factory direct, technical sales and independent dealers and distributors, in most cases to end-users and in some cases to distributors or other original equipment manufacturers. The core technologies are processing equipment for roll forming, coil processing (for stamping, forming and cut-to-length applications), metal duct fabrication and tube and pipe systems. The products include roll formers, roll forming systems, wing benders, air, mechanical and hydraulic presses, servo-feeds, straighteners, cradles, reels, coil feeding systems, cut-to-length lines, flexible fabrication systems, duct forming systems, rotary shearing, specialty dies, tube cut-off systems, hydraulic punching, blanking and cutoff systems, rotary punching, flying cut-off saws, plasma cutting equipment, tube mills, pipe mills and sophisticated material handling systems including automated vehicle guidance systems. The primary customers for such metal handling and metal forming equipment include sheet metal and mechanical contractors, steel service centers, contract metal-stampers, contract roll formers, and manufacturers of large and small appliances, commercial and residential lighting fixtures, automotive parts and accessories, office furniture and equipment, tubing and pipe products, metal construction products, doors, windows and screens, electrical enclosures, shelves and racks and metal ductwork. The Segment’s products are manufactured in facilities having approximately 400,000 square feet of manufacturing space, located in Clinton, ME; Bedford Heights, OH; Warrensville Heights, OH; Villa Park, IL; Lisle, IL; Cedar Rapids, IA; Danville, KY; South Elgin, IL; St. Louis, MO; and Beijing, China. The Segment closed and consolidated into the Cleveland, OH area facilities its Schiller Park, IL facility in 2001 and is in the process of closing and consolidating its South Elgin, IL facility into the Villa Park, IL facility, IRI – Cedar Rapids, IA facility and the Cleveland, OH area facilities in the first quarter of 2005. A centralized office for marketing, market development and international sales was opened in Itasca, IL in late 2002. An independent sales office located in Shanghai was closed at the end of 2004, consolidating all China sales into Formtek Beijing. The European sales/service office is in Fribourg, Switzerland. No single customer accounts for sales in the aggregate of 10% or more of consolidated revenue.

        The Company believes it has improved its competitive position within the metal forming marketplace by developing high quality reliable equipment with electronic and software controls, affording diagnostic, performance and operational features, as well as by the strategic acquisitions made in recent years, which broadened the Metal Forming Segment’s overall product offerings, created cross-selling opportunities, afforded synergies in sales/marketing and field service and allows the Segment to offer sophisticated metal forming solutions that reduce scrap, improve quality, increase throughput, shorten set up or changeover time, reduce downtime, reduce operator involvement and allow a wider variety of products to be processed. Cooperative marketing, market development, new product development and international sales and administration also strengthen the individual business units. Throughout 2003 and 2004 the business units have been working together such that inter-company sales have been growing. For example, in 2004 Formtek Cleveland, as an integrator for its customers, acquired tools and machines from Hill Engineering and Formtek Maine and components from Axon and Formtek Beijing; Iowa Precision, as an integrator for its customers, acquired machines from Lockformer; Engel acquired tools and machines for integration from Hill Engineering and Formtek Main and Lockformer acquired machines for re-sale from Formtek Beijing and electrical components for integration from Axon. Inter-company sales in 2004 totaled approximately $7,411,000, while inter-company gross bookings for 2004 totaled approximately $8,789,000.

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

        The businesses of the Segment are highly competitive and, due to the nature of the products, are significantly more cyclical (due to changes in manufacturing capacity utilization and the cost and availability of financing) than the Company’s other operating Segment. Lockformer, Vulcan, Engel, Lion and Iowa Precision are among the leaders in the production of metal forming solutions for the HVAC/sheet metal fabricators, contractors and distributors. CWP, Rowe, CoilMate/Dickerman, and IPI have a strong presence in the manufacture of coil processing equipment through their broad and competitive product lines, together with Formtek’s customer-driven application engineering and ability to meet customer delivery and service requirements through separate extensive distribution networks. Dahlstrom, B & K, Yoder and Lockformer are well-established names in the roll former market place. The Company believes that the critical mass created by the recent acquisitions of Engel Industries, Inc. and SNS (now known as Formtek Metal Forming, Inc.) will allow it to more fully leverage its large installed customer base in the sale of equipment, service and repair parts.

        Like the HVAC Segment, the Metal Forming Segment uses a wide variety of raw materials and components incorporating raw materials which experienced upward price pressure in 2004 and continuing commodity shortage threats. The Company, however, believes that its relationship with materials and component suppliers will assure an adequate supply for its forecast production in 2005.

        The companies acquired by the Metal Forming Segment in the past were selected for their synergies with the existing metal forming franchises: complementary products and distribution channels, potential manufacturing synergies, shared technologies and engineering skills, potential purchasing synergies, common field service skills and organizations, and shared customer bases. The most significant synergistic theme has been the real and potential common customer base. To a large degree, any historical customer of one of the companies is a potential customer for any of the others. Exploiting this cross selling opportunity is a central factor in the creation of the Formtek family of metal forming products and underscores the Segment’s goal of creating a single integrated metal forming and fabricating solution provider for the metal forming and fabricating marketplace worldwide. In addition, customers appreciate the value of acquiring a system made up of individual units, integrated through electronic and mechanical controls, rather than working with a number of suppliers and undertaking their own integration. Accordingly, there is a substantial and growing degree of inter-company sales among the formerly separate metal forming companies and the re-building companies that afford the opportunity to mix new and used equipment for the economy-minded customer.

BACKLOG

        The backlog relating to the Metal Forming Segment at December 31, 2004 was approximately $25,300,000 compared to approximately $27,800,000, and $23,118,000, at December 31, 2003 and 2002 respectively.

PATENTS/TRADEMARKS

        The units comprising this Segment own a number of United States and foreign patents, but the Segment does not consider itself materially dependent upon any single patent or group of related patents. The Lockformer and IPI units had certain patent protections expire in 2002 and 2001, but have not experienced a significant decrease in sales due to the engineering of cost reductions and strong distribution. The B&K unit has been capitalizing on recently issued patents for its Supermill, Rotary Punch and Rotary Shear products that the Company believes are a productivity breakthrough for the steel framing segment of the metal building market once established. Sales of metal forming equipment approached $8.4 million in 2004, up from approximately $2.0 million in 2003.

RESEARCH AND DEVELOPMENT

        Expenditures for research and development for the Metal Forming Segment in 2004, 2003, and 2002, were $1,655,000, $1,150,000 and $922,000,respectively.

INTERNATIONAL

        The Metal Forming Segment sells equipment in Canada, Mexico, Europe, China, East Asia, the Middle East and Australia, among other foreign markets. Total export sales did not exceed ten percent (10%) of the total revenues, nor did foreign assets exceed ten percent (10%) of total assets in any of the most recent five years ending December 31, 2004.

SEGMENT INFORMATION

        Selected financial information regarding the operations of each of the above Segments, consistent with statement of Financial Accounting Standard No. 131 and Section 101 (d) of Regulations S-K, is presented in Note 11, Segment Information, of our Consolidated Financial Statements.

ENVIRONMENTAL MATTERS

        The Company is subject to numerous laws and regulations that govern the discharge and disposal of materials into the environment. Except as described below in Item 7 under the heading “Contingent Liabilities– Guaranties, Subsidiary Bankruptcy, and Environmental Matters” and in Note 10, Commitments and Contingencies, of our Consolidated Financial Statements, including the matters related to the discharge of trichloroethylene (TCE) onto or into the soil of The Lockformer Company division (Lisle, IL) of the Company’s second tier subsidiary, Met-Coil Systems Corporation (now Met-Coil Systems, LLC) (“Met-Coil”), the Company is not aware, at present, of any material administrative or judicial proceedings against the Company arising under any Federal, State or local environmental protection laws.

        For discussion of the Company’s alleged liability for asbestos-related products, see also Item 7 and Note 10, Commitments and Contingencies, of our Consolidated Financial Statements.

        The Company is engaged in various matters with respect to obtaining, amending or renewing permits required to operate each of its manufacturing facilities. Management does not believe that a denial of any currently pending permit application would have a material adverse effect on the company’s financial position or the results of operations.

Item 2 — PROPERTIES

        The HVAC Segment of the Company manufactures equipment at plants that the Company or its subsidiaries own in Waldron, MI; Bradner, OH; Wyalusing, PA; Dundalk, MD; Wrens, GA; Dallas, TX; Exton, PA and Boyertown, PA. The Company’s Scranton, PA plant has been closed (other than for laboratory and office use) and was sold at a nominal loss on December 30, 2004. The Company’s Bishopville, SC plant has been closed and is presently leased to an unrelated party. The Company’s Milford, OH plant is available for disposition. The HVAC Segment operates plants that it leases from entities owned directly or indirectly by certain officers and directors of the Company in Westfield, MA; Farmville, NC; and South Windsor, CT. The HVAC Segment leases manufacturing space from unrelated parties in Mississauga, Ontario, Canada; Carson, CA; San Fernando, CA; Florence, KY; St. Louis, MO; and Forrest City, AR; as well as a regional distribution facility in Mississauga, Ontario, Canada and laboratory space in the Company’s formerly-owned Scranton, PA facility.

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

        Certain of the owned facilities are pledged as security for certain long-term debt instruments. See Property and Equipment, Note 4 to the Consolidated Financial Statements. See Note 16 to the Consolidated Financial Statements relative to Plant Shutdown expense.

Item 3 — LEGAL PROCEEDINGS

        The information set forth in Note 10, Commitments and Contingencies, of the Company’s Consolidated Financial Statements and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations-under the Sub-caption “CONTINGENT LIABILITIES” is incorporated herein by reference to this Report on Form 10-K.

        The Company is not presently involved in any litigation that it believes could materially and adversely affect its financial condition or results of operations except as described in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations-under the Sub-caption “Contingent Liabilities” and in Note 10 of the Company’s Consolidated Financial Statements, which are a part of this Annual Report on Form 10-K.

Item 4 — SUBMISSION OF MATTER TO A VOTE OF THE SECURITY HOLDERS

        No matters were submitted to the security holders of the Company for a vote during the fourth quarter of 2004.

PART II

Item 5 — MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Mestek’s common stock is listed on the New York Stock Exchange, under the symbol MCC. The number of shareholders of record as of March 31, 2005, based on inquiries of the registrant’s transfer agent, was approximately 1,200. For this purpose, shareholders whose shares are held by brokers on behalf of such shareholders (shares held in “street name”) are not separately counted or included in that total.

        The high and low prices of the Company’s common stock for the quarterly periods during 2004 and 2003, as reported in the consolidated transaction reporting system, were as follows:

                                                  PRICE RANGE

                                 2004                              2003
                         high           low              high              low

  First Quarter         $20.28         $17.68           $18.35            $17.40
  Second Quarter        $18.39         $15.55           $19.10            $17.95
  Third Quarter         $17.80         $16.66           $20.39            $16.81
  Fourth Quarter        $18.58         $17.40           $20.63            $16.95

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

        The remaining information called for in the item relating to “Securities Authorized for Issuance under Equity Compensation Plans” is reported in Note 14 to the Consolidated Financial Statements, in Part III, Item 11 of this Annual Report on Form 10-K and in the Company’s Proxy Statement relating to the annual meeting of shareholders to be held on May 24, 2005, under the caption “Executive Compensation”. With respect to 2004, no equity compensation plans have been or currently are submitted for stockholder approval.

Omega Flex Spin-Off

        On January 19, 2005, the Company announced that John E. Reed, the Chairman and Chief Executive Officer of the Company, proposed to a Special Committee of independent directors appointed at the Company’s December 14, 2004 regular Board meeting, (the “Special Committee”), acting on behalf of the Board of Directors, that the Company’s 86% equity interest in Omega Flex, Inc. be spun-off, pro rata, to all of the Company’s public shareholders as of a record date to be established (the “Spin-Off”). In conjunction with the Spin-Off, Omega Flex, Inc. proposes to file a Form 10 registration under the Securities Exchange Act of 1934 and would expect to be a publicly traded, reporting company following the Spin-Off. It is not expected that the Spin-Off will require any vote of the Company’s shareholders; however, the approval of its Board of Directors will be necessary.

Mestek “Going Private”

        On January 19, 2005, the Company also announced that John E. Reed further proposed to the Special Committee that, following the Spin-Off, the Company enter into a “going private” transaction. Specifically, it was proposed that the Company’s Articles of Incorporation be amended by shareholder vote, whereby the existing 8,600,103 issued and outstanding shares of Company common stock, together with treasury shares, as of a record date to be established, be reclassified in a “reverse stock split” of 1 share for each 2,000 issued, with provisions in the amendment to the charter such that fractional shares of those owning less than one share will not be issued.

        It was further proposed that the Special Committee, with the advice of its independent financial adviser, determine a fair and equitable “per share” value for a “pre-reverse stock split” share of Company common stock, reflecting the value of the Company following the Spin-Off, which is proposed to occur before the “going private” transaction is consummated. This would then form the basis for the full Board of Directors’ determination of the “per share” value to be used to effect a cash redemption of those shareholders who, by reason of the “reverse stock split” become owners of less than one share.

        It was further proposed that a vote on any required amendments to the Company’s Articles of Incorporation be put before the shareholders at the Annual Meeting of Shareholders, currently scheduled for May 24, 2005 at the Company’s headquarters in Westfield, Massachusetts or as soon thereafter as possible.

Special Committee

        Management’s proposal of the Spin-Off as well as the terms, timing and structure of the “going private” transaction generally are to be reviewed and considered by the Special Committee which has been charged with making a recommendation regarding these matters to the full Board of Directors, which will ultimately make the determination of whether to go forward and propose any appropriate vote or votes of the shareholders. There can be no assurances that either the Spin-Off or “going private” transaction will be consummated.

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

SUMMARY OF FINANCIAL POSITION as of December 31,

        (dollars in thousands except per share data)

                               2004         2003         2002         2001         2000

Total assets                $238,475     $246,670     $220,301     $259,511        $293,489
Working capital              $36,849       $8,047      $52,141      $45,978         $25,442
Total debt                   $27,980      $22,449      $11,666      $30,182         $63,658
Shareholders' equity        $115,724      $95,473     $137,714     $168,623        $162,872
Shareholders' equity
per common share (1)         $13.46       $10.95       $15.79       $19.33          $18.63

SUMMARY OF OPERATIONS — for the years ended December 31,

(dollars in thousands except per share data)

                                                       2004         2003         2002         2001         2000

Revenues from Continuing Operations                 $404,863     $366,513     $373,874     $394,103     $375,987

Income (Loss) from Continuing Operations (3)         $21,534     ($43,165)     ($1,071)     ($2,633)     $15,984
Cumulative Effect of a Change in Accounting
     Principle-Goodwill Impairment                     ---          ---        (29,334)       ---           ---
Discontinued Operations                                ---          ---          ---          8,947         6,611
Net (Loss) Income                                    $21,534     ($43,165)    ($30,405)      $6,314       $16,650

Earnings (Loss) per Common Share:
Basic Earnings (Loss) per Common Share:
     Continuing Operations                            $2.49       ($4.95)      ($0.12)       ($0.30)       $1.83
     Cumulative Effect of a Change in Accounting
         Principle-Goodwill Impairment                 ---          ---         (3.36)         ---          ---
     Discontinued Operations                           ---          ---          ---           1.02         0.07
     Net (Loss) Income                                $2.49       ($4.95)      ($3.48)        $0.72        $1.90

Diluted Earnings (Loss) Per Common Share
     Continuing Operations                            $2.48       ($4.95)      ($0.12)       ($0.30)       $1.82
     Cumulative Effect of a Change in Accounting
         Principle-Goodwill Impairment                 ---          ---         (3.36)         ---          ---
     Discontinued Operations                           ---          ---          ---           1.02         0.08
     Net (Loss) Income                                $2.48       ($4.95)      ($3.48)        $0.72       $1.90
(1)	Equity per common share amounts are computed using the common shares outstanding as of December 31, 2004, 2003, 2002, 2001, and 2000.

(2)	Includes the results of acquired companies or asset acquisitions from the date of such acquisition, as follows:

Engel Industries, Inc. from August 29, 2003
King Company from December 31, 2001
Formtek Cleveland, Inc. from July 2, 2001
Airtherm LLC from August 25, 2000
Louvers & Dampers,Inc. from June 30, 2000
Met-Coil Systems Corporation from June 3, 2000
B & K Rotary Machinery from February 10, 2000
Cesco Products from January 28, 2000

(3)	See also Item 7 M D & A, Non-GAAP Financial Measures

Item 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION

OVERVIEW

        The Company derives its revenues primarily from the sales of Company-manufactured products in its HVAC Segment and machinery and repair parts in its Metal Forming Segment. In both Segments the sale of service generates a relatively small component of total net sales. Within the HVAC Segment most, but not all, of the products sold involve one or more of the following: sheet metal fabrication, assembly, cast iron production, machining and stainless steel fabrication.

        The Company’s HVAC Segment reflects the seasonal nature of a company engaged in heating products sales, although the broadening of its product offering over the past 11 years to include cooling products, air handling products and corrugated stainless steel tubing has made the seasonal curve of the Segment’s revenue stream somewhat less pronounced.

        The Company’s Metal Forming Segment operates within the highly cyclical capital goods marketplace and reflects the challenges not only with respect to cyclical demands but also the globalization of the customer base as well as the competitor base, requiring it to seek a more international focus in supply, manufacturing, sales and marketing. The Company operates principally within the North American marketplace. However, the Company does foresee the need for growth both in sales and production in both Europe and Asia.

        As discussed above in Item 1, fluctuations in the metal commodities market in particular can have significant impacts on the Company’s cost structure and may affect profitability with respect to revenues based on fixed-price contracts with Company customers, or derived in markets where pricing cannot be readily or promptly adjusted. The results of operations for 2004 reflect the significant impact of rapidly escalating commodity prices on profitability, as more fully discussed below.

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

        As will be more specifically discussed below, the strength or weakness in the construction markets directly affects our HVAC business, and aspects of the Metal Forming business, and strength or weakness in the capital goods markets directly affects our Metal Forming business. In 2004, residential construction was strong, institutional construction continued to be flat and industrial/commercial construction remained off from prior periods. In the capital goods sector, orders for machinery and machine tools continued to recover from the depressed levels of 2001 (but remained significantly below historical highs prior to 2000) resulting in significant revenue growth in 2004 for this Segment of the Company’s business.

        For 2005, the Company’s HVAC Segment’s budget is based upon an overall stability expected in the construction markets, though the mix of residential, commercial, industrial and institutional construction spending may change, and its Metal Forming Segment’s budget reflects a continuation of the upturn in capital spending, driven in part by the pent-up demand resulting from deferred maintenance as well as increased manufacturing production utilizing the kind of machinery this Segment sells. However, rising commodity prices, especially copper and aluminum, are expected to contribute to upward inflationary pressure, which may also push interest rates higher. While the Company itself has not historically been highly leveraged and thus cost of capital has not been as significant a factor in the Company’s cost structure as it may be in other companies, increases in interest rates could slow the domestic residential construction market or contribute to further declines in the commercial and industrial construction markets, as well as adversely affect the capital goods market recovery. Increased shipping costs and employee benefits expenses (primarily health care costs) also remain a threat to economic growth, which could have an adverse effect on the Company’s operations. The Company’s plans to “go private” subsequent to spinning off its Omega Flex subsidiary, as more fully explained in Note 17, will require additional borrowing which will result in the Company being more leveraged than at present.

NON-GAAP FINANCIAL MEASURES

RETURN ON AVERAGE NET ASSETS EMPLOYED

2004, 2003, 2002

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

        The Company’s Operating Profits in 2004 and 2003, as reflected in the accompanying Consolidated Financial Statements, included disproportionately large Environmental (Credits) Charges of ($17,738,000) and $53,665,000, respectively, which relate to a particular environmental litigation matter which is discussed separately herein and which is therefore excluded from the definition of “Core Operating Profits” as used herein. Similarly excluded from the definition of Core Operating Profits is $9,028,000 in 2004 and $5,963,000 in 2003 in Subsidiary Bankruptcy Professional Fees, $1,789,000 in 2004 and $5,239,000 in 2003 in Plant Shutdown and Other Restructuring Charges, and $9,975,000 in Goodwill Impairment charges in 2003, all of which are also discussed separately herein. Core Operating Profits, as the term is used herein, is defined as Operating Profits determined in accordance with Generally Accepted Accounting Principles, as reflected in the accompanying financial statements, plus the aforementioned excluded (credits) and charges. Core Operating Profits are intended to be representative of the ongoing historical pretax, pre-interest, operating earnings stream contained in the Company’s HVAC and Metal Forming businesses. The Environmental (Credits) and Charges and Subsidiary Bankruptcy Professional Fees which are excluded from the definition of Core Operating Profits relate to a specific circumstance involving an alleged release of pollutants at a location owned by a subsidiary prior to the acquisition of that subsidiary by the Company which is discussed in detail herein under the heading “CONTINGENT LIABILITIES” below. Management believes that an analysis of the Company’s results of operations independent of the costs related to this particular matter is beneficial to the reader.

        Management’s intent in defining “Core Operating Profits” in this manner is to assist shareholders and other investors by separating the underlying operating earnings from “unusual” or otherwise anomalous events. The Company operates as a manufacturer in the HVAC and Metal Forming equipment market places. While subject to the effects of the business cycle, these are nonetheless mature industries characterized historically by evolutionary rather than sudden technological change and management believes therefore that its “Core Operating Profits” have historically been somewhat more predictable in nature than has been the case in other industries. It is not Management’s intent to suggest that “unusual” or anomalous events will not in some form recur in the future, or that such prospects are not relevant to valuation, only that the isolation of “Core Operating Profits” in such mature industries is useful to investors in their evaluation of the Company’s overall performance.

        “Core Operating Profits”, as defined, represents a “Non-GAAP financial measure” which is reconcilable with the “comparable GAAP financial measure”, Operating (Loss) Profits, as follows:

                                                              2004             2003         2002
                                                                           (in thousands)

Core Operating Profits (Non-GAAP financial measure)            $17,840       $14,094      $18,751
(Plus) Less: Environmental (Credits) Charges                   (17,738)       53,665      18,046
Less: Subsidiary Bankruptcy Professional Fees                    9,028         5,963        ---
Less: Goodwill Impairment                                         ---          9,975        ---
Less: Plant Shutdown and Other Restructuring Charges             1,789         5,239        ---
Operating Profits (Comparable GAAP financial measure)          $24,761      ($60,748)       $705

        The Company’s Return on Average Net Assets Employed, defined as Core Operating Profits, over Average Net Assets Employed From Continuing Operations (Total Assets less Current and Non Current Liabilities-other than Current and Non Current Portions of Long-Term Debt-averaged over 12 months) for the years 2004, 2003, and 2002 was as follows:

                                                              2004               2003            2002
                                                                            (in thousands)

Core Operating Profits (Non-GAAP financial measure)             $17,840          $14,094          $18,751
Average Net Assets Employed from Continuing Operations         $158,696         $158,295         $167,440
Return on Average Net Assets Employed                             11.2%           8.9%             11.2%

        Average Net Assets Employed from Continuing Operations in 2004 and 2003 was further adjusted to exclude the effect of Environmental Litigation and Remediation Reserves (such that these reserves, including their deferred tax effects, are not treated as having reduced Net Assets Employed) as more fully described in ‘CONTINGENT LIABILITIES’ herein and in Notes 10 and 15 to the accompanying Consolidated Financial Statements.

        The increase in overall Return on Average Net Assets Employed from 8.9% in 2003 to 11.2% in 2004 reflected several themes and occurred notwithstanding significant cost increases in steel, copper, and aluminum as well as increases in freight costs which impacted gross margins for many of the HVAC Segment’s other franchises resulting in reduced operating profits on relatively flat revenues:

1.	The HVAC Segment’s Omega unit continued to increase sales and operating profits for its successful TracPipe® corrugated stainless steel tubing product despite significant stainless steel cost increases.

2.	The Metal Forming Segment recorded a 35.9% revenue growth in 2004 (excluding the effect of Engel Industries which was acquired in August of 2003) reflecting improved conditions in the capital goods marketplace and the segment’s continuing efforts to integrate its numerous complementary acquisitions of the last several years. The net result was a significant improvement in Core Operating Profits on relatively flat Average Net Assets Employed, as more fully explained below, notwithstanding significant cost increases in steel prices.

3.	Operating losses attributable to the Anemostat and King franchises were significantly reduced in 2004 as the relocation of these businesses was successfully completed.

RESULTS OF OPERATIONS

ANALYSIS: 2004 VS. 2003

HVAC SEGMENT:

        The Company’s HVAC Segment reported comparative results from continuing operations for 2004 and 2003 as follows:

                                                             2004          2004               2003        2003
                                                            ($000)           %               ($000)         %

     Net Sales                                           $ 308,760          100.00%       $ 299,201        100.00%
     Gross Profit                                          $89,581           29.01%         $88,906         29.71%
     Core Operating Profits (a non-GAAP financial measure) $17,021            5.51%         $18,949          6.33%
     Average Net Assets Employed (ANAE)                   $126,036                         $126,630
     Return on ANAE                                         13.50%                           14.96%

        The HVAC Segment’s revenues by product group were as follows for 2004 and 2003:

                                                            2004                              2003
                                                           ($000)                            ($000)

     Hydronic Products                                    $124,104                         $120,793
     Air Distribution & Cooling Products                    78,241                           82,994
     Gas & Industrial Products                             106,415                           95,414
     Segment Total                                        $308,760                         $299,201

        The Hydronic Product Group’s sales increased 2.74%in 2004 due to strong sales of residential hydronic products which were partially offset by weak commercial hydronic product sales, including finned tube and commercial boilers. The Air Distribution and Cooling Products Group’s revenues were down 5.73% reflecting continuing weak commercial construction activity in 2004. The Gas & Industrial Products Group’s revenues were up 11.5% in 2004 reflecting continued strong sales of Omega’s TracPipe® flexible gas piping product and its patented connection system. TracPipe® is a corrugated stainless steel tubing product developed especially for use in the piping and installation of gas appliances. TracPipe® and the Segment’s residential HVAC products were sustained in 2004 by relatively strong single family and multi-family residential construction activity

        For the year as a whole, the HVAC Segment’s revenues were up 3.19%, from $299,201,000 in 2003, to $308,760,000 in 2004, reflecting the various effects mentioned above. The Segment’s gross profit margins were negatively impacted by inflationary pressures effecting copper, steel, aluminum, scrap steel and other commodities in 2004.

        Reflecting the factors mentioned above, Core Operating Profit, a non-GAAP financial measure, for the HVAC Segment was reduced by 10.2% from $18,949,000 in 2003 to $17,021,000 in 2004. Core Operating Profit, a non-GAAP financial measure, is reconcilable with Operating Profit, the most directly comparable GAAP financial measure, as follows:

                                                                         2004              2003
                                                                        ($000)            ($000)

     Core Operating Profits (a non GAAP financial Measure)               $17,021          $18,949
     Plant Shutdown and Other Restructuring Charges                       (1,789)          (5,239)
     Operating Profits (Comparable GAAP Financial Measure)               $15,232          $13,710

METAL FORMING SEGMENT:

        This Segment includes a number of established brand names including CWP, Rowe, Dahlstrom, Hill, CoilMate/Dickerman, Lockformer, IPI, Engel, Lion, Yoder, Krasny Kaplan and Mentor AGVS which manufacture sophisticated metal handling, feeding and forming equipment, roll-forming equipment and related machine tools and dies, tube mills, pipe mills, custom engineered material handling equipment, and automated guided vehicle systems. The Segment acquired 100% of the capital stock of Engel Industries, Inc. (“Engel”) on August 29, 2003 for $5,687,000 after adjustments. Engel is a leading manufacturer of roll forming equipment whose products are similar to those made by the Lockformer division of Met-Coil Systems LLC. The Segment acquired the assets of Lion Machinery on October 6, 2004 for approximately $1.0 million. The operations were folded into Engel.

        The Company’s Metal Forming Segment reported comparative results from continuing operations for 2004 and 2003 as follows:

                                                                2004       2004                  2003         2003
                                                               ($000)        %                  ($000)          %

     Net Sales                                                $96,033      100.00%             $66,905      100.00%
     Gross Profit                                             $25,923       26.99%             $17,017       25.43%
     Core Operating Profit (Loss) (Non-GAAP financial measure)   $847      1.00%             ($4,322)      (6.46%)
     Average Net Assets Employed (ANAE)                       $32,660                          $31,665
     Return on ANAE                                             2.59%                          (13.65)%

        Core Operating (Loss), a non-GAAP financial measure, is reconcilable with Operating (Loss), the most directly comparable GAAP financial measure, as follows:

                                                                         2004              2003
                                                                        ($000)            ($000)

     Core Operating (Loss) (Non-GAAP financial measure)                     $847          ($4,322)
     (Plus) Less: Environmental (Credits) Charges                        (17,738)          53,665
     Less: Subsidiary Bankruptcy Professional Fees                         9,028            5,963
     Less: Goodwill Impairment                                           ---                9,975
     Operating (Loss) Profits (Comparable GAAP financial measure)         $9,557         ($73,925)

        The Metal Forming Segment’s products are capital goods used in the handling, forming and fabrication of sheet metal in various manufacturing applications including those in the auto, steel service center, stamping, metal construction, appliance and metal office furniture manufacturing industries, among others. As such, the Segment’s products have benefited from recent strengthening in the demand for machine tools in those industries. The Company also believes that its continuing efforts to integrate and synergize the various complementary franchises acquired over the last several years have begun to positively impact the segment’s revenues and margins. Management continues to study ways to maximize the opportunities presented by its development of a multifaceted product platform under the Formtek name which it believes is unique in the Metal Forming industry. Net Sales for the Segment, excluding for both 2004 and 2003 revenues from Engel which was acquired in August of 2003, as more fully explained in Note 2, were up 35.9% from 2003, but remained significantly below the cyclical peak of 2000.

        Core Operating Profits (Loss) for the Segment in 2004 included approximately $921,000 in startup and other costs related to the Segment’s operations in Beijing, the operations of Formtek Metalforming Integration, Inc. (FMI) (now closed and integrated into other existing operations), Iowa Rebuilders and Axon Electric LLC and a number of new product development and market development efforts undertaken by the Formtek Group located in Itasca, IL, on behalf of the Segment. Core Operating Profit (Loss) for 2003 included comparable expenses of approximately $900,000. The Segment’s sales backlog was $25.9 million at December 31, 2004, down slightly from $27.8 million at December 31, 2003, reflecting significantly increased and on time fourth quarter shipments in 2004 relative to 2003. The Segment believes that such a backlog, representing about 12 weeks of planned shipments, is an adequate balance of work ahead and ability to meet lead times required in the marketplace.

CONSOLIDATED RESULTS:

        As a whole, the Company reported comparative results as follows:

                                                             2004              2004                 2003              2003
                                                            ($000)               %                 ($000)               %

     Net Sales                                             $404,863         100.00%                $366,513          100.00%
     Gross Profit                                          $115,256          28.47%                $106,066           28.94%
     Core Operating Profits (Non-GAAP financial measure)    $17,840           4.41%                $14,094             3.85%
     Average Net Assets Employed (ANAE)                    $158,696                                $158,295
     Return on ANAE                                          11.2%                                   8.9%

Core Operating Profit (Loss), a non-GAAP financial measure, is reconcilable with Operating Profit (Loss), the most directly comparable GAAP Financial Measure, as follows:

                                                                         2004              2003
                                                                        ($000)            ($000)

     Core Operating Profit (Non-GAAP financial measure)                  $17,840          $14,094
     (Plus) Less: Environmental (Credits) Charges                        (17,738)          53,665
     Less: Subsidiary Bankruptcy Professional Fees                         9,028            5,963
     Less: Plant Shutdown and Other Restructuring Charges                  1,789            5,239
     Less: Goodwill Impairment                                            ---               9,975
     Operating (Loss) Profits (Comparable GAAP financial measure)        $24,761         ($60,748)

        The modest improvement in Gross Profit margins overall reflects the offsetting effects of improved margins in the Metal Forming Segment and reduced margins in the HVAC Segment traceable principally to inflationary increases in commodity costs experienced in 2004, as explained above.

        Sales expense for the Company as a whole, as a percentage of revenues, was reduced from 14.41% in 2003 to 13.78% in 2004, reflecting the effect of improved revenues. General and Administrative expenses, as a percentage of revenues, decreased from 6.52% in 2003 to 6.33% in 2004, reflecting the effect of improved revenues, but was increased in absolute terms by $1.7 million primarily reflecting the increased costs of compliance with the requirements of the Sarbanes-Oxley Act of 2002, and related Securities and Exchange Commission rules and regulations issued pursuant to the Sarbanes-Oxley Act, and the new Corporate Governance Listing Standards of the New York Stock Exchange also issued, in part, in response to the Sarbanes-Oxley Act. Engineering expense, as a percentage of continuing revenues, decreased from 4.17% in 2003 to 3.94% in 2004, reflecting the effect of improved revenues.

        Interest Expense increased substantially in 2004, reflecting principally the effects of additional borrowings required to fund the costs of the Met-Coil bankruptcy administration and the Met-Coil bankruptcy reorganization plan which became effective on October 19, 2004, as more fully described in Note 15 and as discussed in more detail in the Liquidity and Capital Structure section herein. As a result, average outstanding debt in 2004 was $28.2 million versus $16.1 million in 2003.

        Income Tax Expense (Benefit) for 2004 on Income from Continuing Operations, as a percentage of pretax income (loss), differed substantially from the “expected” income tax expense due to the federal and state income tax effects of the Met-Coil bankruptcy process which resulted in substantial one time tax benefits, as more fully described in Note 7.

ANALYSIS: 2003 VS. 2002

HVAC SEGMENT:

        The Company’s HVAC Segment reported comparative results from continuing operations for 2003 and 2002 as follows:

                                                             2003          2003               2002        2002
                                                            ($000)           %               ($000)         %

     Net Sales                                           $ 299,201          100.00%       $ 307,585        100.00%
     Gross Profit                                           88,906           29.71%          93,176         30.29%
     Core Operating Profits (a non-GAAP financial measure)  18,949            6.33%          21,801          7.08%
     Average Net Assets Employed (ANAE)                    126,630                          130,150
     Return on ANAE                                         14.96%                           16.75%

        The HVAC Segment’s revenues by product group were as follows for 2003 and 2002:

                                                            2003                              2002
                                                           ($000)                            ($000)

     Hydronic Products                                    $120,793                         $115,160
     Air Distribution & Cooling Products                82,994                           90,502
     Gas & Industrial Products                          95,414                          101,923
     Segment Total                                        $299,201                         $307,585

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

        Reflecting the factors mentioned above, Core Operating Profit, a non-GAAP financial measure, for the HVAC Segment was reduced by 13.1% from $21,801,000 in 2002 to $18,949,000 in 2003. Core Operating Profit, a non-GAAP financial measure, is reconcilable with Operating Profit, the most directly comparable GAAP financial measure, as follows:

                                                            2003                              2002
                                                           ($000)                            ($000)

     Core Operating Profits (a non GAAP financial Measure) $18,949                          $21,801
     Plant Shutdown and Other Restructuring Charges         (5,239)                            ---
     Operating Profits (Comparable GAAP Financial Measure) $13,710                          $21,801

        Sales of Omega’s TracPipe® flexible gas piping product and its patented connection system continued to grow in 2003 sustained by relatively strong single family and multi-family residential construction activity. TracPipe® is a corrugated stainless steel tubing product developed especially for use in the piping and installation of gas appliances.

METAL FORMING SEGMENT:

        This Segment includes a number of established brand names including CWP, Rowe, Dahlstrom, Hill, CoilMate, Lockformer, and IPI. This Segment’s results also include the operations of SNS Properties, Inc. (SNS) (renamed Formtek Cleveland, Inc.) which was acquired on July 2, 2001 and includes the Yoder, Krasny Kaplan and Mentor AGVS businesses which manufacture sophisticated metal forming equipment, roll-forming equipment, tube mills, pipe mills, custom engineered material handling equipment, and automated guided vehicle systems. The Segment acquired 100% of the capital stock of Engel Industries, Inc. (“Engel”) on August 31, 2003 for $5,687,000 after adjustments. Engel is a leading manufacturer of roll forming equipment whose products are similar to those made by the Lockformer division of Met-Coil Systems Corporation.

        The Company’s Metal Forming Segment reported comparative results from continuing operations for 2003 and 2002 as follows:

                                                           2003       2003              2002            2002
                                                          ($000)        %              ($000)             %

     Net Sales                                           $66,905      100.00%          $65,855          100.00%
     Gross Profit                                        $17,017       25.43%          $15,975           24.25%
     Core Operating (Loss) (Non-GAAP financial measure)  ($4,322)      (6.46%)         ($2,492)          (3.78%)
     Average Net Assets Employed (ANAE)                   $31,665                      $36,943
     Return on ANAE                                       (13.65)%                       (6.75%)

        Core Operating (Loss), a non-GAAP financial measure, is reconcilable with Operating (Loss), the most directly comparable GAAP financial measure, as follows:

                                                              2003                  2002
                                                             ($000)                ($000)

     Core Operating (Loss) (Non-GAAP financial measure)    ($4,322)             ($ 2,492)
     Less: Environmental Charges                            53,665                18,046
     Less: Subsidiary Bankruptcy Professional Fees           5,963                 ---
     Less: Goodwill Impairment                               9,975                 ---
     Operating (Loss) Profits (Comparable GAAP financial measure)($73,925)      ($20,538)

        The Metal Forming Segment’s products are capital goods used in the handling, forming and fabrication of sheet metal in various manufacturing applications including those in the auto, steel service center, stamping and metal appliance and metal office furniture manufacturing industries, among others. As such, the Segment’s products are particularly susceptible to cyclical economic downturns. Reflecting these effects, Net Sales for the Segment, excluding revenues from Engel, which was acquired on August 31, 2003, as more fully explained in Note 2 to the Consolidated Financial Statements, remained depressed relative to historical levels, up 1.6% from 2002, but significantly reduced from a cyclical peak in 2000. The Segment’s 2003 results reflect the present depressed conditions in the machine tool industry as a whole.

        Core Operating Profits (Loss) for the Segment in 2003 included approximately $900,000 in startup and other costs related to the Segment’s operations in Beijing, the creation of Formtek Metalforming Integration, Inc. (FMI) and Axon Electric LLC and a number of new product development and market development efforts undertaken by the Formtek Group located in Itasca, IL, on behalf of the Segment. Core Operating (Loss) for 2003 also included operating losses of approximately $950,000 from Engel. Net of these two items, Core Operating (Loss) for 2003 was comparable to Core Operating (Loss) for 2002, reflecting the depressed conditions in the machine tool industry which persisted during most of 2003. Recent signs of economic growth, however, have translated into an improved 2005 outlook. The Segment’s sales backlog at February 29, 2004 stood at $30.9 million, up from $27.8 million at December 31, 2003, $23.7 million at September 30, 2003 and (excluding Engel) $23.1 million at December 31, 2002.

CONSOLIDATED RESULTS:

        As a whole, the Company reported comparative results as follows:

                                                 2003              2003                 2002              2002
                                                ($000)               %                 ($000)               %

     Net Sales                                 $366,513         100.00%                $373,874          100.00%
     Gross Profit                              $106,066          28.94%                $109,331           29.24%
     Core Operating Profits (Non-GAAP financial measure)    $14,094                           3.85%      $18,751
5.00%
     Average Net Assets Employed (ANAE)        $158,295                                $167,440
     Return on ANAE                               8.9%                                  11.2%

Core Operating Profit (Loss), a non-GAAP financial measure, is reconcilable with Operating Profit (Loss), the most directly comparable GAAP Financial Measure, as follows:

                                                                   2003             2002
                                                                  ($000)           ($000)

     Core Operating Profit (Non-GAAP financial measure)           $14,094          $18,751
     Less: Environmental Charges                                   53,665           18,046
     Less: Subsidiary Bankruptcy Professional Fees                  5,963            ---
     Less: Plant Shutdown and Other Restructuring Charges           5,239            ---
     Less: Goodwill Impairment                                      9,975            ---
     Operating (Loss) Profits (Comparable GAAP financial measure)($60,748)          $  705

        The reduction in Gross Profit margins overall reflects the effect of reduced sales as explained above.

        Sales expense for the Company as a whole, as a percentage of revenues, increased from 14.34% in 2002 to 14.41% in 2003, reflecting the effect of reduced revenues. General and Administrative expenses, as a percentage of revenues, increased from 5.89% in 2002 to 6.52% in 2003, reflecting the effect of reduced revenues, and a variety of incremental expenses associated with the Company’s second tier subsidiary, Met-Coil Systems Corporation and, as well as increased costs associated with environmental litigation and the bankruptcy process for compliance with the requirements of the Sarbanes-Oxley Act of 2002, and related Securities and Exchange Commission rules and regulations issued pursuant to the Sarbanes-Oxley Act, and the new Corporate Governance Listing Standards of the New York Stock Exchange also issued, in part, in response to the Sarbanes-Oxley Act. Engineering expense, as a percentage of continuing revenues, increased slightly, from 4.01% in 2002 to 4.17% in 2003, reflecting the effect of reduced revenues.

        Interest Expense decreased substantially in 2003, reflecting principally the effects of (1) reduced investments in inventory and accounts receivable as a result of reduced sales and ongoing inventory control efforts and (2) positive cash flow from operations, as discussed in more detail in the Liquidity and Capital Structure section herein. As a result, average outstanding debt in 2003 was $16.1 million versus $26.6 million in 2002 despite the acquisition of Engel Industries, Inc. on August 29, 2003 for approximately $5.7 million and significant spending related to the bankruptcy of the Company’s Met-Coil subsidiary, as more fully discussed in “CONTINGENT LIABILITIES” herein and in Note 15 to the Consolidated Financial Statements.

        Income Tax Expense (Benefit) for 2003 on Income from Continuing Operations, as a percentage of pretax income (loss), differed substantially from the “expected” income tax expense due to the state income tax effects of losses in certain subsidiaries where state tax benefits from such losses are not available.

CONTINGENT LIABILITIES – Guaranties, Subsidiary Bankruptcy and Environmental Matters

        The Company is obligated under Indemnity Agreements (“Indemnity Agreements”) executed on behalf of 23 of the Company’s Officers and Directors. Under the terms of the Indemnity Agreements, the Company is contingently liable for costs which may be incurred by the Officers and Directors in connection with claims arising by reason of these individuals’ roles as Officers and Directors.

        The Company is contingently liable under standby letters of credit totaling $25,384,000 issued principally in connection with its commercial insurance coverages and in connection with the funding of the Met-Coil TCE PI Trust discussed below. For losses occurring in the policy years ending October 1, 2004 and October 1, 2005, the Company retained liability for the first $2,000,000 per occurrence of commercial general liability claims (including products liability claims), subject to an agreed aggregate. For losses occurring in the policy year ended October 31, 2003, the Company retained liability for the first $500,000 per occurrence of commercial general liability claims (including product liability), subject to an agreed aggregate. In addition, for all three of these policy years the Company retained liability for the first $250,000 per occurrence of workers compensation coverage, subject to an agreed aggregate.

        The Company is obligated as a guarantor with respect to certain debt of CareCentric, Inc. (formerly Simione Central Holdings, Inc. – see Note 5) to CareCentric’s primary commercial bank, Wainwright Bank & Trust Company, in the amount of $4 million. The $4 million Wainwright credit line is secured by substantially all of CareCentric’s assets and the Company’s guarantee expires coincident with the credit line on August 31, 2005. The balance outstanding under CareCentric’s credit line with Wainwright Bank & Trust Company as of December 31, 2004 was $500,000, a reduction of $1,625,000 since December 31, 2003. The Company accrued this guarantee (originally in the amount of $6 million and now reduced to $4 million) as a reserve for Investment Losses. John E. Reed, the Company’s Chairman and Chief Executive Officer, is a shareholder and director of Wainwright Bank & Trust Company.

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

Berry, et al. v. Titeflex Corp., et al. Case No. 05-6001, U.S.D.C., W.D. Ark., Hot Springs Div.

(Originally filed in Circuit Court of Clark County, Arkansas as Case No. CV-2004-211 on November 15, 2004.)

Defendant: Omega Flex, Inc., a Pennsylvania Corporation

        Four individual residents of Arkansas and an individual Texas resident have sued the top four manufacturers of corrugated stainless steel tubing (“CSST”), including the Company’s subsidiary Omega Flex, Inc., (“Omega”) the manufacturer of TracPipe®-brand CSST. The complainants have proposed a national class action on behalf of all owners of installed CSST. Installed CSST is alleged to be defective because it is alleged to be more susceptible to failure from near-lightning strikes than traditional black iron pipe and because the manufacturers allegedly failed to warn of CSST’s allegedly heightened susceptibility.

        A federal court has recently remanded the case to state court in Arkansas. The parties will next engage in discovery and disposition of the issue of class certification. Omega will oppose both class certification and any request for a national class. The Company believes Omega has valid defenses to the issues of both class certification and product liability and Omega will contest these claims vigorously. At this time the Company believes that no estimation of Omega’s potential liability in the matter can be reasonably made. It is the nature of class action litigation in general, and, accordingly, this matter in particular, that if there should be an adverse decision on the issue of certification of a national class of CSST owners and an adverse decision on the issue of product liability, the financial position and results of operation of Omega could be materially adversely affected.

ENVIRONMENTAL DISCLOSURE

Bankruptcy and Environmental Issues Involving Releases of Hazardous Materials

        As disclosed in previous filings, the Lockformer Company (“Lockformer”), a division of the Company’s second tier subsidiary, Met-Coil Systems Corporation, now Met-Coil Systems, LLC (“Met-Coil”), and Mestek directly (under various legal theories) were defendants in various actions relating to the alleged release and presence of trichloroethylene (“TCE”) contamination on and in the vicinity of Lockformer’s manufacturing facility in Lisle, IL. On August 26, 2003, Met-Coil filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) (Case No. 03-12676-MFW).

        On August 17, 2004, the Bankruptcy Court confirmed the Fourth Amended Chapter 11 Plan of Reorganization (the “Amended Plan”) proposed by Met-Coil and Mestek, as co-proponents, and recommended to the United States District Court (N. D. Del.) (“the District Court”) that it approve and enter the “channeling injunction” discussed below, and certain related third party releases in favor of, among others, Mestek and its affiliates. On September 14, 2004, the District Court entered and approved the recommended findings and conclusions and issued the “channeling injunction”.

        This Amended Plan, supported by all major parties in interest in the Met-Coil Chapter 11 case, became effective on October 19, 2004.

        The Amended Plan settled the various legal actions which had been commenced against Met-Coil and Mestek with respect to an alleged release of TCE into the soils, groundwater or air in or around Met-Coil’s Lockformer Company facility in Lisle, Illinois, including the class action captioned Mejdrech, et al. v. The Lockformer Company, et al. and all other personal injury and indemnification actions brought against the Company relating to the alleged release of TCE.

        In addition, the Amended Plan established a trust (the “TCE PI Trust”) for the holders of future claims or demands, who reside, resided or may reside in a certain geographic area in the vicinity of the facility in Lisle, Illinois, and who assert or may assert personal injury claims in the future. Pursuant to the “channeling injunction” the TCE PI Trust was established to assume all such future personal injury claims and demands and pay and administer verified claims for up to 45 years. Pursuant to the Amended Plan, the Company and Met-Coil are committed to fund up to $26 million (on a present value basis) to the TCE PI Trust over time and based on actual claims paid. Upon establishment of such TCE PI Trust, Mestek and its affiliates were released from any liabilities assumed by the TCE PI Trust for up to 45 years. Pursuant to the Amended Plan, all such future claims and demands will be “channeled” to the TCE PI Trust and be paid in accordance with the distribution procedures established for such trust. This TCE PI Trust is being administered by an independent trustee, with power to mediate, arbitrate and, if necessary, litigate claims.

        The Company’s Environmental and Litigation Reserve as of the year ended December 31, 2003 was approximately $50.8 million. The confirmation of the Amended Plan resulted in the collection of certain insurance proceeds and the resolution of settlements with various claimants and creditors, the result of which is a reduction of these reserves as of December 31, 2004 to $24.7 million and the recording of a negative Environmental Litigation/Remediation expense (that is, income) of $17,738,000 in the twelve month period ended December 31, 2004. The reduction in the reserve also reflected approximately $2,011,000 for remediation expenditures made during the twelve months ended December 31, 2004. Based on recent estimates of ongoing remediation costs, management has increased the remediation portion of the reserve to $7,018,000, as of December 31, 2004, which amount is included in the $24.7 million reserve discussed above. See Note 15 to the Consolidated Financial Statements for a tabular illustration of the effects of the Amended Plan on the Company’s liabilities. The reserve balance at December 31, 2004 relates to future obligations under the Plan relating to soil and groundwater remediation, municipal water connections, the TCE PI Trust described above and other administrative expenses of the Met-Coil bankruptcy. Management believes that no additional reserves, beyond those set forth above, are required to be taken at this time. These reserves have been established in accordance with Financial Accounting Standard Board Statement No. 5 and Staff Accounting Bulletin No. 92. However, while these reserves represent management’s best estimate of these liabilities, and are based upon known or anticipated claims analysis estimated by various legal, scientific and economic experts, there is no assurance that these reserves will be adequate to meet all potential claims arising from the environmental contamination at the Lisle, Illinois site. In addition, there can be no assurance that future claims for personal injury or property damage will not be asserted by other plaintiffs against Met-Coil and Mestek with respect to the Lockformer site and facility. See Remediation – Lisle, IL section below.

        The immediate cash requirements of funding the Amended Plan required borrowing, net of insurance recoveries, of approximately $9,900,000 in October of 2004, under the Company’s $70 million commercial bank credit facility (see Note 6 to the Consolidated Financial Statements). In addition, letters of credit of approximately $17,000,000 were issued against the credit facility in connection with the funding of the Amended Plan and the TCE PI Trust.

Remediation – Lisle, IL:

        Met-Coil is continuing the hook-up of certain residences to public water supply and the remediation of the Lockformer facility in Lisle, IL, pursuant to a Work Plan for the site (“on-site remediation”) approved by the Environmental Protection Agency (“EPA”) and is awaiting approval of the remedial standards to be achieved by such Work Plan, as well as the methodology for groundwater remediation, from the IEPA. In the three months ended December 31, 2004, Met-Coil paid $442,000 in costs related to on-site remediation, and has a remaining reserve of $7,018,000, as described above, for future remediation costs as of December 31, 2004. The Company has guaranteed to the IEPA up to $3 million of remediation costs incurred by either Met-Coil or, if Met-Coil fails to perform the remediation, the IEPA.

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

        The Company’s Environmental Litigation and Remediation Reserve is comprised of the following at December 31, 2004 and 2003.

                                                                                December 31,
                                                                          2004              2003
                                                                              (in thousands)

Mejdrech and Schreiber litigation claim (Letter Agreement)                    $0          $18,500
Devane Litigation Claims                                                       0            2,368
Estimated Future Remediation costs                                         7,018            7,632
The Illinois Actions, The Honeywell Claims, The Attorney
     General Action and all matters related to pending
     future personal Injury claims in the Lockformer area                  1,500           22,300
Potential Future Obligations to the TCE PI Trust                          16,171            ---

     Total Environmental Litigation and Remediation Reserve              $24,689          $50,800

Other Claims Alleging Releases of Hazardous Materials or Asbestos Related Liability

        The Company is currently a party to approximately 265 asbestos-related lawsuits, and in the past twelve months has been named in approximately 5 new such lawsuits each month, primarily in one county in Illinois where numerous asbestos-related actions have been filed against numerous defendants.

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

Warranty Commitments

        Products sold by the Company are covered by various forms of express limited warranty with terms and conditions that vary depending upon the product. The express limited warranty typically covers the equipment, replacement parts and, in very limited circumstances, labor necessary to satisfy the warranty obligation for a period which is generally the earlier of 12 months from date of installation or 18 months from date of shipment from the Company factory, although some products or product components are warranted for periods ranging from eighteen months to ten years. The Company estimates the costs that may be incurred under its warranty obligations and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, allowable costs per claim and recoveries from vendors. At least once a quarter the Company assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Costs to satisfy warranty claims are charged as incurred to the accrued warranty liability.

        Following is a summary of changes in the Company’s product warranty liability for the twelve months ended December 31, 2004 and 2003.

                                                                Twelve months ended
                                                                   December 31,
                                                            2004                      2003
                                                                    (in thousands)

Balance at beginning of period                              $2,524                       $2,662
Provision for warranty claims                                2,824                        1,271
Warranty claims incurred                                    (1,484)                      (1,453)
Balance at end of period                                    $3,864                       $2,480

FUTURE IMPACT OF KNOWN TRENDS OR UNCERTAINTIES

        The Company’s operations are sensitive to a number of market factors, any one of which could materially adversely affect its results of operations in any given year:

        Construction Activity—The Company’s largest Segment, its Heating, Ventilating, and Air Conditioning (HVAC) Segment, is directly affected and its other Segment, Metal Forming, is indirectly affected by commercial construction projects and residential housing starts. Historically low interest rates in 2004 contributed to continued strong residential construction activity which offset relatively weak commercial construction activity. Commercial construction activity in 2004 was negatively affected by rising commodity costs and other uncertainties in the economy. Significant increases in interest rates or reductions in construction activity for other reasons in future periods, however, could be expected to adversely effect the Company’s revenues, possibly materially.

        Manufacturing Activity—The Company’s Metal Forming Segment, as a manufacturer of capital goods used in other manufacturing processes, is subject to significant cyclicality based upon factory utilization, especially in North America. The Company’s Metal Forming Segment provides equipment used to hold, uncoil, straighten, form, bend, cut, and otherwise handle metal used in manufacturing operations, all activities likely to be adversely affected in recessionary periods. The level of manufacturing activity in the automotive, steel processing, metal construction, sheet metal contracting, metal furniture, and stamping industries, is particularly relevant to this Segment since its products are typically purchased to upgrade or expand existing equipment or facilities. Expectations of future business activity are also particularly relevant. Activity in this Segment may be affected significantly in the future by the effects of globalization which impact both the markets for its products, the competitors it faces in such markets and potentially the cost and availability of its key components.

        Credit Availability—Although interest rates trended lower in the beginning of 2004, interest rates began to increase in the last two quarters of 2004 and credit availability continues to be critical to the Company’s customers and suppliers. As the Company’s customer base includes many small to medium size businesses a contraction in credit availability could significantly impact the Company’s operations.

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

        Environmental Laws Affecting Operations and Product Design— The Company is subject to numerous laws and regulations that govern the discharge and disposal of materials into the environment. The Company’s operations and its HVAC products that involve combustion, refrigeration, air conditioning and related technologies as currently designed and applied entail the risk of future noncompliance with the evolving landscape of environmental laws regulations and industry standards. The cost of complying with the various environmental laws regulations and industry standards is likely to increase over time, and there can be no assurance that the cost of compliance, including changes to manufacturing processes and design changes to current HVAC product offerings that involve the creation of carbon dioxide or other currently unregulated compounds emitted in atmospheric combustion, or efficiency standards, will not over the long-term and in the future have a material adverse affect on the Company’s results of operations. In addition, a growing trend of governmental units and business entities to mandate or favor compliance with environmentally-based rating systems in the construction of buildings (such as “LEED” standards) may change the nature of HVAC products accepted in the marketplace and may have a materially adverse affect on the Company’s results of operations.

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

        Supply Disruptions and Commodity Risks—The Company uses a wide variety of materials in the manufacture of its products, such as copper, aluminum and steel, as well as electrical and mechanical components, controls, motors and other products. In connection with the purchase of major commodities, principally copper, stainless steel and aluminum for manufacturing requirements, the Company enters into some commodity forward agreements to effectively hedge a portion of the cost of the commodity. This forward approach is done for a portion of the Company’s requirements, while the balance of the transactions required for these commodities are conducted in the cash or “spot” market. The forward agreements require the Company to accept delivery of the commodity in the quantities committed, at the agreed upon forward price, and within the timeframe specified. The cash or “spot” market transactions are executed at the Company’s discretion and at the current market prices. In addition to the raw material cost strategy described above, the Company enters into fixed pricing agreements for the fabrication charges necessary to convert these commodities into useable product. Management believes at present that it has adequate sources of supply for its raw materials and components (subject to the risks described above under Purchasing Practices) and has historically not had significant difficulty in obtaining the raw materials, component parts or finished goods from its suppliers. No industry Segment of the Company is dependent on a single supplier, the loss of which would have a material adverse effect on its business.

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

        Acquisition and Consolidation/Integration – The Company has historically grown through acquisition. Acquisitions often involve risks of integration with the parent company or consolidation between and among operating units or functional departments and may present managerial and operational challenges, which can have adverse effects on results of operations, typically when charges result from impairment of goodwill or indefinite lived intangibles or cessation of business operations from consolidations or otherwise. Acquisition integration also often requires considerable diversion of management attention, difficulty in integrating management resource planning and financial control systems, increased risk of contingent or unknown liabilities and potential disputes with sellers of the acquired companies. Expected cost savings from strategic acquisitions may not be realized or achieved within the timeframe initially expected.

        Retention of Qualified Personnel – The Company does not operate with multiple levels of management. It is relatively “flat” organizationally spread over multiple locations and while we perceive this as a strength overall, it does subject the Company to the risks associated with the separation from the Company of critical managers for whatever reason. From time to time, there may be a shortage of skilled labor, which may make it more difficult and expensive for the Company to attract and retain qualified employees.

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

        Our critical accounting policies and significant estimates and assumptions are described in more detail as follows:

Environmental Reserves

        As discussed more fully in Note 11 and 16 to the Consolidated Financial Statements, Mestek’s subsidiary, Met-Coil Systems LLC (Met-Coil), established reserves to address the cost of administering a trust for the benefit of persons exposed to releases of pollutants by Met-Coil and reserves to address the remaining costs of remediation to its property in Lisle, Illinois. These matters require the Company to monitor estimates, which are inherently judgmental and subject to change on an ongoing basis, and make changes as appropriate.

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

Product Liability Reserves

As explained in more detail in Note 11 to the Consolidated Financial Statements, the Company has absorbed significantly higher levels of insurance risk subsequent to September 11, 2001 due to the effects of September 11, 2001 on pricing in the commercial insurance marketplace. As a result, the Company must establish estimates relative to the outcome of various product liability and general liability matters which are inherently judgmental and subject to ongoing change.

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

Revenue Recognition

        The Company’s revenue recognition activities relate almost entirely to the manufacture and sale of heating, ventilating and air conditioning (HVAC) products and equipment and metal forming equipment. Under generally accepted accounting principles, revenues are considered to have been earned when the Company has substantially accomplished what it must do to be entitled to the benefits represented by the revenues. With respect to sales of the Company’s HVAC or metal forming equipment, the following criteria represent preconditions to the recognition of revenue:

* persuasive evidence of an arrangement must exist; * delivery has occurred or services rendered; * the sales price to the customer is fixed or determinable; and * collection is reasonably assured.

Investments

As discussed more fully in Note 5 to the Consolidated Financial Statements, the Company has certain investments in CareCentric, Inc. (CareCentric) which it had historically accounted for by the equity method. On March 29, 2002, the Company transferred certain voting rights to John E. Reed, its Chairman and CEO, in the context of a refinancing transaction under which both the Company and John E. Reed invested additional monies in CareCentric. As a result of the transfer of votes, the Company determined that it no longer had “significant influence” relative to CareCentric, as defined in APB 18 and EITF Issue 98-13, and, accordingly, adopted the cost method of accounting for its investments in CareCentric subsequent to that date. The Company has also concluded that it is not required to consolidate the financial statements of CareCentric under the requirements of FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), as more fully explained in Note 5 to the accompanying Financial Statements.

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

Goodwill and Intangible Assets

Effective January 1, 2002, the Company adopted the provisions of FAS No. 142, “Goodwill and Other Intangible Assets”. This statement affected the Company’s treatment of goodwill and other intangible assets. The statement required that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets were required to be assessed and classified within the statement’s criteria. Intangible assets with finite useful lives continued to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminable lives ceased.

        The Company completed the first step of the transitional goodwill impairment test during the six months ended June 30, 2002 based on the amount of goodwill as of the beginning of fiscal year 2002, as required by FAS No. 142. The Company performed a valuation to determine the fair value of each of the reporting units. Based on the results of the first step of the transitional goodwill impairment test, the Company determined that goodwill impairment existed as of January 1, 2002, in the Company’s Metal Forming Segment, which the Company has determined constitutes a “reporting unit” under FAS 142. The Company completed undertaking the second step of the transitional goodwill impairment test in 2002 and reported a charge for goodwill impairment in 2002 as explained more fully in Note 1 to the accompanying Consolidated Financial Statements, net of a related tax benefit, of $29,334,000.

        The Company performed an annual impairment test in accordance with FAS 142 as of December 31, 2004 and 2003 for both its HVAC Segment and its Metal Forming Segment. The analysis under step one of FAS 142 indicated impairment of goodwill existed in the Metal Forming Segment as of December 31, 2003 and computations done in accordance with step two of FAS 142 indicated that all of this Segment’s remaining goodwill of $9,975,000 was impaired and was reported in 2003 in the Company’s financial statements under the heading Goodwill Impairment. The related tax benefit of $420,000, which was included in Income Taxes Benefit (expense) in 2003, was substantially lower than what would be expected on the basis of statutory rates due to the fact that the majority of the goodwill impairment had a zero basis for tax purposes as a result of having been acquired in stock rather than asset purchase transaction. Goodwill acquired in a stock rather than asset transaction generally carries a zero basis for tax purposes.

        The Company concluded that no impairment of goodwill existed in either segment at December 31, 2004.

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

IMPACT OF INFLATION

        Copper, steel, aluminum, fiberboard, and other related commodities represent a significant portion of the Company’s prime costs. As such, the Company’s margins are vulnerable to inflationary pressures which affect the commodity markets from time to time. Margins were significantly impacted by such commodity cost increases in 2004, as explained in more detail above. If the rate of inflation continues to climb in 2005, with concurrent interest rate increases, the Company expects that the construction markets and the capital goods markets in which it operates could be adversely impacted, thus potentially impacting the Company’s results of operations.

NON-EXCHANGE TRADED CONTRACTS

Not Applicable

LIQUIDITY AND CAPITAL RESOURCES

        Total Debt increased in 2004 by $5,531,000 reflecting the following:

                                                                                     (in thousands)

                  Total Debt at December 31, 2003                                         $22,449
                  Plus: Met-Coil Reorganization Plan-Funding and related expense           12,211
                  Plus: Subsidiary Bankruptcy Expenses Paid                                 9,028
                  Less: Operating Cash Flow and Other Effects                             (15,708)
                    Total Debt at December 31, 2004                                     $  27,980

        The Company’s Long-Term Debt to Equity ratio at December 31, 2004 is 6.2%, up from 4.6% at December 31, 2003. As of December 31, 2004, the Company had approximately $23 million in remaining available credit capacity under its commercial bank lines of credit. The ratio of the Company’s Funded Debt (Long-Term Debt, Current Portion of Long-Term Debt plus Short-term Notes Payable) to Shareholders’ Equity was 24.1% at December 31, 2004. The ratio of the Company’s Funded Debt at December 31, 2004 to its 2004 Adjusted EBITDA (a non-GAAP financial measure) was approximately 1.1 times. If Funded Debt is adjusted to include outstanding letters of credit the ratio becomes 2.1 times. Adjusted EBITDA is defined as Operating Profit determined in accordance with GAAP plus Depreciation and Amortization plus (less) Environmental Charges (Credits), plus Goodwill Impairment, plus Subsidiary Bankruptcy Professional Fees, plus Plant Shutdown and Other Restructuring Charges.

        The Company believes its liquidity position at December 31, 2004 is adequate to meet foreseeable future needs. As more fully explained in Note 6 to the Consolidated Financial Statements, on October 19, 2004, the Company entered into a multi-bank, $70 million three-year, committed, unsecured revolving loan and letter of credit agreement. As more fully explained in Note 17 to the Consolidated Financial Statements, the Company has announced plans to “spin-off” its Omega Flex, Inc. subsidiary and subsequently “Go Private” which will require additional borrowings and will result in the Company being more leveraged than at present.

        The Company has a number of contingent obligations (in addition to those related to the Met-Coil Bankruptcy and Environmental Litigation Disclosed in Unusual Events above) which can be summarized as follows:

        The Company has guaranteed the obligations of CareCentric, Inc. to Wainwright Bank & Trust Company under CareCentric’s $4 million credit line agreement with the bank, as more fully described in Notes 5 and 10 to the Consolidated Financial Statements. The outstanding balance under CareCentric’s credit line agreement was $500,000 at December 31, 2004 and $400,000 at February 28, 2005. John E. Reed, the Company’s Chairman and Chief Executive Officer, and Chairman of CareCentric, is a shareholder and director of Wainwright Bank & Trust Company.

        The Company is obligated under Indemnity Agreements executed on behalf of 23 of the Company’s Officers and Directors. Under the terms of the Agreement, the Company is contingently liable for costs which may be incurred by the Officers and Directors in connection with claims arising by reason of these individuals’ roles as Officers and Directors.

        The Company is contingently liable under standby letters of credit totaling $25,384,000 issued principally in connection with the funding of the Met-Coil plan of reorganization, as more fully explained in Notes 10 and 15, and the Company’s commercial insurance coverages. The level of insurance risk which the Company absorbs under its workers compensation and comprehensive general liability (including products liability) insurance programs increased substantially after October 1, 2001, largely as a result of the effects of “September 11, 2001” on the commercial insurance marketplace. For losses occurring in the policy years ending October 1, 2004 and October 1, 2005, the Company retained liability for the first $2,000,000 per occurrence of commercial general liability claims (including products liability claims), subject to an agreed aggregate. In addition, the Company retained liability for the first $250,000 per occurrence of workers compensation coverage, subject to an agreed aggregate.

        Adverse developments in any of the areas mentioned above could materially affect the Company’s results of operations in any given year.

        The Company leases several manufacturing facilities and its corporate headquarters from Related Parties, as more fully disclosed in Note 8 to the Consolidated Financial Statements.

RECENT ACCOUNTING PRONOUNCEMENTS

        In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. In December of 2003 FASB issued FIN 46 (R) which, among other things, deferred the consolidation requirements for existing entities until the first reporting period ending after March 15, 2004. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 did not have a material effect on the Company’s Consolidated Financial Statements. (See Note 5 to the accompanying Consolidated Financial Statements.)

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligation and Commercial Commitments

        The Company’s primary contractual obligations are summarized in the following table and are more fully explained in Notes 6, 8, and 10 to the Consolidated Financial Statements.

                                                            Payments Due by Period
                                                                (in thousands)

Contractual Obligations                                     Less than        1-3             4-5           After 5
                                              Total          1 year         years           years           year

Short Term Debt                             $20,000        $20,000        $      0       $      0       $      0
Long-Term Debt                                7,980            768           1,446          1,557          4,209
Purchase Obligations                         27,164         27,164                          ---            ---
Operating Leases                             12,211          3,426           5,113          3,672          ---
Total Contractual Cash Obligations          $67,355        $51,358          $6,559         $5,229         $4,209

        The Company’s commercial commitments under letters of credit and guarantees are illustrated in the following table. These Standby Letters of Credit are reflected in the ‘After 5 Years’ column, as they are open-ended commitments not subject to a fixed expiration date. All guarantees may be extended by the Company for longer periods. The Company had outstanding at December 31, 2004, $16,977,796 in standby letters of credit issued in connection with the Met-Coil bankruptcy reorganization plan, as more fully explained in Note 10, and $8,406,102 in standby letters of credit issued in connection with its commercial insurance programs, as more fully explained above and in Note 10 to the Consolidated Financial Statements. The guarantee of $4,000,000 relates to the Company’s guarantee of the obligations of CareCentric under its commercial bank secured line of credit, as more fully explained in Note 10 to the accompanying Consolidated Financial Statements.

                                                            Payments Due by Period
                                                                (in thousands)

Other Commercial Commitments                                Less than        1-3             4-5           After 5
                                              Total          1 year         years           years           years

Standby Letters of Credit                   $25,384             $0              $0             $0        $25,384
Guarantee                                     4,000          4,000            0              0                 0
Total Commercial Commitments                $29,384         $4,000          $  0           $  0          $25,384

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Mestek, Inc.

        We have audited the accompanying consolidated balance sheet of Mestek, Inc. and subsidiaries (the Company) as of December 31, 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the year then ended. These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mestek, Inc. and subsidiaries as of December 31, 2004, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Vitale Caturano & Company, Ltd.

Boston, Massachusetts
March 21, 2005

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of Mestek, Inc.

        We have audited the accompanying consolidated balance sheet of Mestek, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2003. These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Mestek, Inc. and subsidiaries as of December 31, 2003 and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Boston, Massachusetts
March 30, 2004

MESTEK, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31,

	2004	2003
ASSETS	(Dollars in thousands)
Current Assets
Cash and Cash Equivalents	$ 1,428	$ 10,273
Accounts Receivable - less allowances of
$2,718 and $3,387, respectively	60,777	54,285
Inventories	64,963	55,194
Deferred Tax Asset	14,232	21,916
Income Tax Refund Receivable	1,152	4,121
Other Current Assets	8,136	6,691
Total Current Assets	150,688	152,480
Property and Equipment - net	53,846	62,034
Property Held for Sale	1,297	1,667
Deferred Tax Asset	6,675	5,140
Other Assets and Deferred Charges - net	4,313	4,742
Goodwill-net	21,656	20,607
Total Assets	$238,475	$246,670

See Accompanying Notes to Consolidated Financial Statements

MESTEK, INC.
CONSOLIDATED BALANCE SHEETS (continued)
As of December 31,

	2004	2003
LIABILITIES AND SHAREHOLDERS' EQUITY	(Dollars in thousands)
Current Liabilities:
Short Term Notes Payable	$ 20,000	$ 17,467
Current Portion of Long-Term Debt	768	596
Accounts Payable	16,803	18,273
Accrued Compensation	9,194	8,377
Accrued Commissions	2,113	2,433
Reserve for Equity Investment Losses	4,000	6,000
Customer Deposits	8,007	9,586
Accrued Employee Benefits	8,376	8,798
Environmental Reserves	24,689	--
Liabilities Subject to Compromise	--	57,359
Other Accrued Liabilities	19,889	15,544
Total Current Liabilities	113,839	144,433
Long-Term Debt	7,212	4,386
Pension Obligation	1,208	967
Other Liabilities	100	256
Total Liabilities	122,359	150,042
Minority Interests	392	1,155
Shareholders' Equity:
Common Stock - no par, stated value $0.05 per share,
9,610,135 shares issued	479	479
Paid in Capital	15,434	15,434
Retained Earnings	112,165	90,631
Treasury Shares, at cost, 1,010,032 and 888,532
common shares, respectively	(12,103)	(10,101)
Accumulated Other Comprehensive Loss	(251)	(970)
Total Shareholders' Equity	115,724	95,473
Total Liabilities and Shareholders' Equity	$238,475	$246,670

See Accompanying Notes to Consolidated Financial Statements.

MESTEK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31,

	2004	2003	2002
	(Dollars in thousands, Except Earnings Per Common Share)
Net Sales	$404,863	$366,513	$373,874
Cost of Goods Sold	289,607	260,447	264,543
Gross Profit	115,256	106,066	109,331
Selling Expense	55,795	52,812	53,566
General and Administrative Expense	25,632	23,881	22,022
Engineering Expense	15,989	15,279	14,992
Environmental Litigation/Remediation	(17,738)	53,665	18,046
Goodwill Impairment	--	9,975	--
Plant Shutdown and Other Restructuring Charges	1,789	5,239	---
Operating Profit (Loss) before Reorganization Items	33,789	(54,785)	705
Subsidiary Bankruptcy Professional Fees	9,028	5,963	---
Operating Profit (Loss)	24,761	(60,748)	705
Interest Income	271	68	404
Interest Expense	(1,226)	(690)	(964)
Other Income (Expense), Net	2,355	(298)	(350)
Income (Loss) Before Income Taxes	26,161	(61,668)	(205)
Income Taxes Benefit (Expense)	(4,627)	18,503	(866)

Income (Loss) Before Cumulative Effect of a Change in Accounting Principle	21,534	(43,165)	(1,071)
Cumulative Effect of a Change in Accounting Principle: (See Note 1)
Gross Impairment (Expense)	---	---	(31,633)
Tax Benefit	---	---	2,299
Net Impairment (Expense)	---	---	(29,334)
Net Income (Loss)	$21,534	($43,165)	($30,405)
Basic Earnings (Loss) per Common Share:
Net Income (Loss) Before Cumulative Effect	$2.49	($4.95)	($0.12)
Cumulative Effect of a Change in Accounting Principle	---	---	(3.36)
Net Income (Loss)	$2.49	($4.95)	($3.48)
Basic Weighted Average Shares Outstanding	8,658	8,722	8,722
Diluted Earnings (Loss) Per Common Share
Net Income (Loss) Before Cumulative Effect	$2.48	($4.95	($0.12)
Cumulative Effect of a Change in Accounting Principle	---	---	(3.36)
Net Income (Loss)	$2.48	($4.95)	($3.48)
Diluted Weighted Average Shares Outstanding	8,678	8,722	8,722

See Accompanying Notes to Consolidated Financial Statements.

MESTEK, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS) For the years ended December 31, 2004, 2003, and 2002

	Common	Paid In	Retained	Treasury	Accumulated Other Comprehensive
(Dollars in Thousands)	Stock	Capital	Earnings	Shares	Loss	Total
Balance - December 31, 2001	$479	$15,434	$164,201	($10,101)	($1,390)	$168,623
Net Loss			(30,405)			(30,405)
Additional Minimum Liability
Defined Benefit Plan--Net of Tax					(559)	(559)
Cumulative Translation Adjustment					55	55
Net Comprehensive (Loss)	---	---	---	---	---	(30,909)
Balance - December 31, 2002	$479	$15,434	$133,796	($10,101)	($1,894)	$137,714
Net Loss			(43,165)			(43,165)
Additional Minimum Liability
Defined Benefit Plan--Net of Tax					(247)	(247)
Cumulative Translation Adjustment					1,171	1,171
Net Comprehensive (Loss)	---	---	---	---	---	(42,241)
Balance - December 31, 2003	$479	$15,434	$90,631	($10,101)	($970)	$95,473
Net Income			21,534			21,534
Cumulative Translation Adjustment					803	803
Cash Flow Hedge-Interest Rate Swap					88	88
Additional Minimum Liability
Defined Benefit Plan--Net of Tax					(172)	(172)
Net Comprehensive Income						22,253
Common Stock Grants (See Note 13)				51		51
Common Stock Repurchased	---	---	---	(2,053)	---	(2,053)
Balance - December 31, 2004	$479	$15,434	$112,165	($12,103)	($251)	$115,724

See Accompanying Notes to Consolidated Financial Statements

MESTEK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,

	2004	2003	2002
		(Dollars in thousands)
Cash Flows from Operating Activities:
Net Income (Loss)	$ 21,534	($43,165)	($30,405)
Adjustments to Reconcile Net Income (Loss) to
Net Cash (Used In) Provided by Operating Activities:
Cumulative Effect of Change in Accounting Principle	--	--	29,334
Goodwill Impairment	--	9,975	--
Depreciation and Amortization	7,778	8,301	8,818
Provision for Deferred Taxes	2,107	(16,192)	(1,453)
Non cash Compensation Expense	868	668	634
Provision for Losses on Accounts
Receivable, net of write-offs and recoveries	(669)	157	(1,009)
Net Change in Minority Interests net of
effects of acquisitions and dispositions	(763)	58	12
Changes in assets and liabilities net of
effects of acquisitions and dispositions:
Accounts Receivable	(5,823)	(663)	5,450
Inventory	(9,759)	6,867	4,001
Accounts Payable	(1,503)	1,071	(1,044)
Liabilities Subject to Compromise	(57,359)	57,359	--
Environmental Reserves	24,689	--	--
Other Liabilities	(40)	(3,407)	12,353
Other Assets	5,760	(5,390)	(1,129)
Net Cash (Used In) Provided by Operating Activities	(13,180)	15,639	25,562
Cash Flows from Investing Activities:
Capital Expenditures	(4,404)	(13,604)	(7,526)
Disposition of fixed assets	5,407	223	785
Acquisition of Businesses
and Other Assets, Net of Cash Acquired	(1,000)	(6,360)	---
Net Cash Provided by (Used In) Investing Activities	3	(19,741)	(6,741)
Cash Flows from Financing Activities:
Net Borrowings (Payments) Under
Revolving Credit Agreement	2,533	11,203	(22,747)
Principal Payments Under Long
Term Debt Obligations	(722)	(674)	(1,281)
Proceeds from Issuance of Long Term Debt	3,720	---	5,512
Common Stock Grants (See Note 13)	51	---	---
Repurchase of Common Stock	(2,053)	---	---
Net Cash Provided by (Used In) Financing Activities	3,529	10,529	(18,516)
Net Increase (Decrease) in Cash and Cash Equivalents	(9,648)	6,427	305
Translation effect on cash	803	1,171	55
Cash and Cash Equivalents - Beginning of Year	10,273	2,675	2,315
Cash and Cash Equivalents - End of Year	$1,428	$10,273	$2,675

See Accompanying Notes to Consolidated Financial Statements.

MESTEK, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

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

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to revenue recognition, accounts receivable valuations, inventory valuations, goodwill valuation, intangible asset valuations, warranty costs, product liability costs, environmental reserves, workers compensation claims reserves, health care claims reserves, accounting for income taxes and the realization of deferred tax assets. Actual amounts could differ significantly from these estimates.

Revenue Recognition

        The Company’s revenue recognition activities relate almost entirely to the manufacture and sale of heating, ventilating and air conditioning (HVAC) products and equipment and metal forming equipment. Under generally accepted accounting principles, revenues are considered to have been earned when the Company has substantially accomplished what it must do to be entitled to the benefits represented by the revenues. With respect to sales of the Company’s HVAC or metal forming equipment, the following criteria represent preconditions to the recognition of revenue:

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

Inventories

        Inventories are valued at the lower of cost or market. Cost of inventories is principally determined by the last-in, first-out (LIFO) method. Approximately 73% and 77% of the cost of inventories were determined using the LIFO method for the years ended December 31, 2004 and 2003, respectively, with the remaining inventories determined using the first-in, first-out method.

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

Goodwill

        The Company follows statement of Financial Accounting Standards (SFAS) No. 142 in accounting for goodwill. Under SFAS No. 142, amortization of goodwill to earnings ceased and instead, the carrying value of goodwill is evaluated for impairment on at least an annual basis.

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

        The Company performed annual impairment tests in accordance with FAS 142 as of December 31, 2004 and 2003 for both its HVAC Segment and its Metal Forming Segment. The analysis under step one of FAS 142 indicated impairment of goodwill existed in the Metal Forming Segment as of December 31, 2003 and computations done in accordance with step two of FAS 142 indicated that all of this Segment’s remaining goodwill of $9,975,000 was impaired and accordingly was written off in the accompanying financial statements under the heading “Goodwill Impairment”. No impairment was noted in the HVAC Segment. The analysis under step one of FAS 142 indicated no impairment in either the HVAC Segment or the Metal Forming Segment at December 31, 2004.

        The acquisition of the stock of Engel Industries, Inc. on August 29, 2003, as more fully described in Note 2, resulted in goodwill of approximately $4.2 million, which, in accordance with FAS 142, was included in the Goodwill Impairment assessment described above.

        Accumulated amortization (including goodwill impairments) of goodwill and other intangibles was $50,512,000 and $50,289,000 at December 31, 2004 and 2003, respectively.

Advertising Expense

        Advertising costs are charged to operations as incurred. Such charges aggregated $5,007,000, $5,022,000, and $5,039,000, for the years ended December 31, 2004, 2003, and 2002, respectively, and are included in Selling Expense in the accompanying statements of operations.

Research and Development Expense

        Research and development expenses are charged to operations as incurred. Such charges aggregated $5,441,000, $5,746,000, and $5,332,000, for the years-ended December 31, 2004, 2003,and 2002, respectively.

Treasury Shares

        Common stock held in the Company’s treasury has been recorded at cost.

Earnings per Common Share

        Basic earnings per share have been computed using the weighted average number of common shares outstanding. Common stock options of the Company, as more fully described in Note 15, were considered in the computation of diluted earnings per share, except when such effect would be antidilutive.

Stock-based Compensation

        Through December 31, 2002 the Company had accounted for stock based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“FAS No. 123”). As permitted by the statement, the Company has chosen to continue to account for stock-based compensations using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25. Accordingly, no compensation expense has been recognized for its stock-based compensation plan except as explained below.

        Beginning January 1, 2003 the Company elected to account for stock based compensation in accordance with FAS No 148, Accounting for Stock-Based Compensation — Transition and Disclosure, under the “fair value method”. The Company further elected to account for the change in accounting principle under the “Prospective Method” as described in amended paragraph 52b of FAS No. 123. The Company made no option grants, modifications of option grants, or settlement of option grants during the two-year period ended December 31, 2004, except as explained below, and accordingly the change to the fair value method had no effect during the two-year period ended December 31, 2004 on Net Income, Basic earnings per share or Diluted earnings per share, except as explained below. Under the “Prospective Method” any future option grants will affect Net Income, Basic earnings per share and Diluted earnings per share.

        On October 27, 2004, the Company ‘re-priced’ 25,000 options expiring in 2011 from $23.25 per share to the then current market value of $17.85 per share, and 70,000 additional options expiring in 2009 from $20.00 per share to the then current market value of $17.85 per share. In accordance with FAS 148, the Company has accounted for these options subsequent to October 27, 2004 using ‘variable accounting’ which resulted in a pre-tax charge to earnings of $23,750 in the fourth quarter of 2004. In accordance with FAS 123, the effect of the above re-pricing was also included in the computation of compensation cost under the fair value method described below.

        In September 2004, the Company granted 3,000 unrestricted common shares to certain executives of the Company. The shares were issued from treasury shares and for accounting purposes were charged to compensation at fair value as of that date which approximated $51,000.

        Had the fair value method of accounting been applied to the Company’s stock option plan for options granted prior to January 1, 2004, with compensation cost for the Plan determined on the basis of the fair value of the options at the grant date or modification date, the Company’s net income and earnings per share would have been as follows (in thousands except EPS data):

                                                                            Years Ended
                                                    December 31,           December 31,           December 31
                                                        2004                   2003                  2002

     Net (loss) income - as reported                 $21,534               ($43,165)               ($30,405)
     Net (loss) income - pro forma                   $21,402               ($43,236)               ($30,541)

     Basic (Loss) Earnings per share - as reported     $2.49                 ($4.95)                 ($3.48)
     (Loss) Earnings per share - pro forma             $2.49                 ($4.96)                 ($3.50)

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

Other Comprehensive (Loss) Income

        For the years ended December 31, 2004, and 2003, respectively, the components of Other Comprehensive (Loss) Income consisted of foreign currency translation adjustments, an additional minimum liability from a defined benefit pension plan, as more fully explained in Note 10 to these Consolidated Financial Statements, and in 2004 a gain on the change in the market value of an interest rate swap, as more fully explained in Note 6.

The components of accumulated other comprehensive loss (net of tax) at December 31:

                                                                     2004                2003
                                                                         (in thousands)

Cash Flow Hedge--Interest Rate Swap                                    $88             $---
Cumulative translation adjustment                                     638               (164)
Additional Minimum Liability Defined Benefit Plan                   (977)               (806)

         Accumulated Other Comprehensive Loss                      ($251)              ($970)

Fair Value of Financial Instruments, Concentration of Credit Risk and Significant Customers

        The Company has estimated the fair value of financial instruments using available market information and appropriate valuation methodologies. The carrying values of cash, cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair market value due to the short-term nature of these financial instruments. Given the relatively stable interest rate environment, the Company believes the fair value of its long and short-term debt obligations approximate their carrying values. Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash, cash equivalents, and accounts receivable. The Company has no significant off-balance-sheet or concentration of credit risk exposure such as foreign exchange contracts or option contracts. The Company maintains its cash and cash equivalents with established financial institutions. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce its credit risk, the Company routinely assesses the financial strength of its customers. The Company maintains an allowance for potential credit losses but historically has not experienced any significant losses related to individual customers or groups of customers beyond what is provided for in the allowance. No individual customer accounted for more than 10% of revenues in 2004, 2003 or 2002. No individual customer accounted for more than 10% of the Company’s accounts receivable at December 31, 2004 or 2003.

Reclassification

        Reclassifications are made periodically to previously issued financial statements to conform to the current year presentation.

New Accounting Pronouncements

        In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. In December of 2003 FASB issued FIN 46 (R) which, among other things, deferred the consolidation requirements for existing entities until the first reporting period ending after March 15, 2004. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 did not have a material impact on these Consolidated Financial Statements.

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

        On October 6, 2004, Engel announced the acquisition of certain of the operating assets of Lion Machinery (“Lion”), a privately held company based in Pacific, Missouri for approximately $1 million. Lion operations and key employees have been relocated to the Engel facility in St. Louis. The Company recorded goodwill of $909,000 in connection with the acquisition of Lion.

        The above acquisitions were accounted for using the purchase method of accounting and accordingly their results of operation have been included in these financial statements since the date of the acquisition. The pro forma impact of these acquisitions was not material to any period presented.

3. INVENTORIES

        Inventories consisted of the following at December 31:

                                                               2004                                  2003
                                                                                 (in thousands)

         Finished Goods                                      $ 21,805                             $ 13,866
         Work-in-progress                                      23,638                               18,064
         Raw materials                                         30,851                               31,269
                                                               76,294                               63,199
         Less provision for LIFO
           method of valuation                               (11,331)                              (8,005)
                                                              $64,963                             $ 55,194

4. PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following at December 31:

                                                                                               Depreciation and
                                                                                               Amortization Est.
                                                     2004                  2003                    Useful Lives
                                                              (in thousands)

         Land                                           $4,957             $  4,929
         Buildings                                      31,554               30,831                  19-39 Years
         Leasehold Improvements                          5,438                5,033                  15-39 Years
         Equipment                                     100,415              103,499                   3-10 Years
                                                       142,364              144,292
         Accumulated Depreciation                      (88,518)             (82,258)
                                                      $ 53,846             $ 62,034

        The above amounts include $908,000 and $4,714,000 at December 31, 2004 and 2003, respectively, in assets that had not yet been placed in service by the Company. No depreciation was recorded in the related periods for these assets.

        Depreciation and amortization expense related to continuing operations was $7,778,000, $8,301,000, and $8,818,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

5. INVESTMENTS

CareCentric, Inc. (“CareCentric”):

        The Company has certain equity and debt investments in CareCentric, Inc., a healthcare software company based in Atlanta, GA. Prior to March 2002, the Company had accounted for this investment under the Equity Method of Accounting. In March of 2002, the Company made an offer proposing to make available to CareCentric up to $1.1 million of short-term financing to assist CareCentric with its near term working capital needs. Coincident with Mestek’s offer, John E. Reed, Mestek’s Chairman and CEO, as an individual, made an offer proposing to make available to CareCentric approximately $900,000 of short-term financing as well. In connection with these offers, the Company transferred to John E. Reed, effective March 29, 2002, certain of its voting and other rights associated with the Series B Preferred Stock of CareCentric held by the Company. As a result of this transfer, the Company no longer had significant influence over CareCentric and, accordingly, discontinued accounting for this investment under the Equity Method of Accounting subsequent to March 29, 2002.

        Pursuant to the offer made by the Company in March, on July 1, 2002, the Company exchanged certain investments in CareCentric, Inc. for certain other securities pursuant to a Re-capitalization and Refinancing Transaction (the “Transaction”) approved by the shareholders of CareCentric on June 6, 2002 and the Board of Directors of Mestek on April 15, 2002. As a result of the Transaction, the Company agreed to extend its guaranty of CareCentric’s $6.0 million line of credit from Wainwright Bank and Trust Company until June 30, 2003 and surrendered or canceled the following:(i) a warrant to purchase 104,712 shares of common stock of CareCentric; (ii) two short term notes totaling $884,883 from CareCentric; (iii) two interest notes totaling $1,059,059; (iv) 850,000 shares of CareCentric Series C Preferred stock with 170,000 votes attributable thereto; (v) the obligation to repay $1,092,000 advanced to CareCentric; (vi) the obligation to repay $114,117 advanced to CareCentric; and (vii) options to purchase up to 159,573 shares of common stock of CareCentric. In exchange for the foregoing, the Company received the following: (i) a secured, subordinated, convertible term promissory note (the “Promissory Note”) in the amount of $4,000,000 convertible into common stock of CareCentric at $1.00 per share and bearing interest at 6.25% per annum and maturing on July 1, 2007; (ii) a convertibility feature on the Company’s existing 5,600,000 shares of CareCentric Series B Preferred Stock, convertible at an exchange rate of 1.072 shares of common stock for each share of Series B Preferred Stock; and (iii) 890,396 existing warrants re-priced to purchase CareCentric common stock at $1.00 per share, for a period extended until June 15, 2004. These warrants lapsed without being exercised on June 15, 2004. Except for cash advances made in the second quarter of 2002 totaling $963,000, and $129,000 advanced on July 1, 2002, (which advances have now been re-financed as part of the Promissory Note), the above assets were carried on the Company’s balance sheet as of June 30, 2002 at a zero valuation, reflecting the effect of cumulative equity method losses. Accordingly, the Promissory Note is carried for accounting purposes at December 31, 2003 and December 31, 2004 at a basis of $1,092,000, reflecting the cash advances noted above. The Company continues to monitor these advances for collectibility and make any valuation adjustments appropriate in accordance with the FAS No. 114, Accounting by Creditors for Impairment of a Loan. See also Note 11. Accrued interest of $500,000 was added to the face value of the July 1, 2002 $4 million Promissory Note on July 1, 2004. On December 14, 2004, the Company exchanged its $4.5 million convertible Promissory Note for a $3.5 million 6.25% convertible Promissory Note and a $1 million 7.25% non-convertible Promissory Note.

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

        The Company has determined that it is not required to consolidate the operations of CareCentric into the Company’s financial statements under the provisions of FIN 46.

The H. B. Smith Company, Inc. (“HBS”):

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

6. DEBT

Short-term Debt:

        Short-term debt consisted of the following at December 31:

                                                         2004                       2003
                                                                  (in thousands)

              Revolving Loan Agreement                 $20,000                    $17,467

        Revolving Loan Agreement – On October 19, 2004, the Company entered into a three year, $70,000,000, committed, unsecured, multi-bank revolving loan and letter of credit facility (the “Facility”), led by Bank of America (successor to Fleet National Bank, the Company’s long-term lender), refinancing the Company’s existing $50,000,000 credit facility which would have otherwise matured on October 29, 2004. As with the prior facility, borrowings under the Facility bear interest, at the Company’s election, at a floating rate based on the lenders’ prime or base rate or, for short term borrowings, at a rate based upon the daily British Bankers Association (“BBA”) LIBOR rate. The Facility contains affirmative and negative covenants, typical of such financing transactions, and specific financial covenants which require the Company to maintain a minimum consolidated net worth, a minimum cash flow coverage ratio and a maximum cash flow leverage ratio. As of December 31, 2004, the Company was in compliance with all of the financial covenants required under the Facility. Revolving borrowings under the Facility are due and payable in full on the maturity date of the Facility, which is October 19, 2007. Most of the Company’s operating subsidiaries guaranty the obligations of the Company under the Facility. The Credit Agreement relating to the Facility also contains restrictions regarding the creation of indebtedness, the occurrence of mergers or consolidations, the sale of subsidiary stock and the payment of dividends in excess of 50 percent (50%) of net income. The Company had outstanding at December 31, 2004, $16,977,796 in standby letters of credit issued in connection with the Met-Coil bankruptcy reorganization plan, as more fully explained in Note 15, and $8,406,102 issued principally in connection with its commercial insurance programs. The Facility was used to refinance balances outstanding under the Company’s existing $50 million revolving loan and letter of credit facility and to fund the Met-Coil bankruptcy reorganization plan. The balance outstanding under the facility was $20,000,000 at December 31, 2004.

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

        The Company is accounting for the interest rate swap as a cash flow hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS No. 138, Accounting for Certain Derivative instruments and Certain Hedging Activities. These statements require that all derivatives be recognized as either assets or liabilities on the balance sheet at fair value.

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

        In connection with this interest rate swap transaction, the Company recorded an after-tax credit of $87,500 in Other Comprehensive Income (Loss) during the year ended December 31, 2004 reflecting interest rate fluctuations during this period. The Company’s exposure to credit loss on its interest rate swap in the event of nonperformance by the counterparties is believed to be remote as the Company effected this swap through its principal bank, Bank of America, requiring that the counterparty have a strong credit rating.

Long-term Debt:

        Long-term debt consisted of the following at December 31:

                                                         2004                       2003
                                                                  (in thousands)

              Industrial Development Bond               $4,297                   $  4,771
              Note Payable - Sovereign Bank              3,597                     ---
              Other Bonds and Notes Payable                 86                       211
                                                         7,980                      4,982
              Less Current Maturities                     (768)                      (596)
                                                      $  7,212                   $  4,386

        Note Payable-Sovereign Bank — On April 16, 2004, the Company’s second tier subsidiary, Exton Ranch, Inc. (“Exton Ranch”), borrowed $3,720,000 from Sovereign Bank, secured by the manufacturing facility owned by Exton Ranch and occupied, in part, by the Company’s subsidiary, Omega Flex, Inc. (“Omega”) in Exton, PA. The loan bears interest at a LIBOR-based variable rate, payable monthly in arrears. Principal under the loan is amortized over a 20-year period with a ten-year maturity. The borrower also has the ability to prepay the loan during the term thereof without penalty. The loan is secured by a first priority mortgage on the property, and a collateral assignment of leases, and fixture filing. Exton Ranch is a wholly-owned subsidiary of Omega, the primary tenant of the building, and Omega guaranteed the payment and performance of the obligations of Exton Ranch under the various loan agreements.

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

        Maturities of debt in each of the next five years and thereafter are as follows in thousands:

                                                                  Long-term
                                                                    Debt

                           2005                                       768
                           2006                                       710
                           2007                                       736
                           2008                                       764
                           2009                                       793
                           Thereafter                               4,209

                              Total                                $7,980

        The fair value of the Company’s long-term debt is estimated based on the current interest rates offered to the Company for debt of the same remaining maturities. Management believes the carrying value of debt and the contractual values of the outstanding letters of credit approximate their fair values as of December 31, 2004.

        Cash paid for interest was $1,061,000, $623,000, and $969,000, during the years ended December 31, 2004, 2003, and 2002, respectively.

7. INCOME TAXES

        Income tax (expense) benefit consisted of the following:

                                                              2004                   2003                 2002
                                                                               (in thousands)
Federal Income Tax:
                  Current                                     $800                $ 4,121              ($  784)
                  Deferred                                  (4,224)                14,368                1,386
State Income Tax:
                  Current                                     (979)                (1,049)                (902)
                  Deferred                                     155                  1,376                   41
Foreign Income Tax:
                  Current                                     (415)                  (761)                (633)
                  Deferred                                      36                    448                   26
         Income Tax (Expense) Benefit                      ($4,627)              $ 18,503              ($  866)

        Income tax benefit from a change in accounting method in 2002 was $2,299,000. The change in accounting method for goodwill is discussed at greater length in Note 1. Income from Continuing Operations before income taxes included foreign income of $1,057,000, $1,559,000, and $1,689,000, in 2004, 2003, and 2002, respectively.

        Total income tax expense from continuing operations differed from “expected ” income tax expense, computed by applying the U.S. federal income tax rate of 35% to earnings before income tax, as follows:

                                                              2004                   2003                 2002
                                                                               (in thousands)

Computed "expected" income tax (benefit) expense           ($9,156)              $21,584                $   72
State income tax, net of federal tax benefit                  (699)                  (21)                 (767)
Foreign tax rate differential                                  117                   172                   186
Goodwill Impairment - permanent portion                        ---                (3,089)                ---
Worthless Stock - permanent portion                          5,799                 ---                   ---
Other - net                                                   (688)                 (143)                 (357)
Income Tax (Expense) Benefit                               ($4,627)             $ 18,503               ($  866)

        A deferred income tax (expense) benefit results from temporary timing differences in the recognition of income and expense for income tax and financial reporting purposes. The components of and changes in the net deferred tax assets (liabilities) which give rise to this deferred income tax (expense) benefit for the year ended December 31, 2004 are as follows:

                                                                              December 31,
                                                                     2004                      2003
                                                                            (in thousands)

Deferred Tax Assets:
Warranty Reserve                                                   $1,720                      $830
Environmental Reserve                                               8,975                    18,288
Compensated Absences                                                1,006                     1,070
Inventory Valuation                                                   962                       835
Workers Compensation Reserve                                          533                       531
Equity Losses in Investee                                           4,937                     5,734
Accounts Receivable Valuation                                         989                     1,343
Federal Tax Operating Loss/Credit Carryforward                      4,415                       660
State Tax Operating Loss/Credit
   Carryforward                                                       959                       946
Deferred Income on Sale of Assets
   to Non-consolidated Investees                                    ---                         159
Other                                                               2,658                     1,667
Total Gross Deferred Tax Assets                                    27,154                    32,063

Deferred Tax Liabilities:
Prepaid Expenses                                                   (1,353)                   (1,240)
Depreciation and Amortization                                      (4,894)                   (3,767)
       Deferred Tax Liabilities                                    (6,247)                   (5,007)
       Net Deferred Tax Asset                                     $20,907                   $27,056

        At December 31, 2004, the Company has a Federal tax operating loss of approximately $14,800,000 of which $3,300,000 will be carried back to offset 2002 federal taxable income, resulting in a tax refund of approximately $800,000. The remaining Federal tax operating loss of approximately $11,500,000 will carry forward to 2005 and beyond. At December 31, 2004, the Company has foreign tax operating loss carry forwards of approximately $1,168,000 and state tax operating loss carry forwards of approximately $13,500,000, which are available to reduce future income taxes payable, subject to applicable “carry forward” rules and limitations. These losses begin to expire after the year 2009.

        Management believes it is more likely than not that the Company will have sufficient taxable income when these timing differences are reversed and that the deferred tax asset will be realized and accordingly no valuation allowance is deemed necessary.

        Net Cash paid by or (refunded) to the Company for income taxes was ($1,737,000), $357,000, and $3,532,000, for the years ended December 31, 2004, 2003, and 2002, respectively.

8. LEASES

Related Party Leases

        The Company leases various manufacturing facilities and equipment from companies owned by certain officers and directors of the Company, either directly or indirectly, through affiliates. The leases generally provide that the Company will bear the cost of property taxes and insurance.

        Details of the principal operating leases with related parties as of December 31, 2004, including the effect of renewals and amendments executed subsequent to December 31, 2004, are as follows:

                                                                                Basic            Minimum
                                            Date of                             Annual           Future
                                            Lease             Term              Rent             Rentals
                                                                                (in thousands)   (in thousands)

Sterling Realty Trust
   Land and Building-Main                   11/08/00       8.67 years           $282           $  973
   Land and Building Beacon Morris          07/01/03          5 years             83              303
   Land and Building-South Complex          01/01/94         14 years            257            1,027
   Land and Building Torrington             05/01/04          5 years            279            1,263
Rudbeek Realty Corp.
   (Farmville Location)                     07/01/97       13.5 years            436            2,614
MacKeeber
   (South Windsor, CT)                      01/01/97       10.7 years            325              541
SNS
   (Formtek Cleveland)                      07/02/01          8 years            345            1,401

All Leases

        Rent expense for operating leases, including those with related parties, was $3,469,000, $3,602,600, and $3,728,000, for the years ended December 31, 2004, 2003, and 2002, respectively. Rents to related parties were approximately $1,990,000, $1,907,000, and $1,562,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

        Future minimum lease payments under all non-cancelable leases as of December 31, 2004 are as follows:

                                               Year Ending December 31,                 Operating
                                                                                           Leases
                                                                                    (in thousands)

                                               2005                                       $ 3,426
                                               2006                                         2,767
                                               2007                                         2,346
                                               2008                                         2,126
                                               2009                                         1,083
                                         Thereafter                                           463

                                    Total Minimum Lease payments                          $12,211

9. EMPLOYEE BENEFIT PLANS

Defined Contribution and 401-K Plans

        The Company maintains a qualified non-contributory profit-sharing plan (“Profit-Sharing Plan”) covering all eligible employees. Contributions to the Profit-Sharing Plan were $1,947,000, $1,784,000, and $1,513,000, for the years ended December 31, 2004, 2003, and 2002, respectively. Contributions to the Profit-Sharing Plan are defined as three percent (3%) of gross wages up to the current Old Age, Survivors, and Disability (OASDI) limit and six percent (6%) of the excess over the OASDI limit, subject to the maximum allowed under the Employee Retirement Income Security Act of 1974, (ERISA). The Profit-Sharing Plan’s vesting terms are twenty percent (20%) vesting after 3 years of service, forty percent (40%) after 4 years, sixty percent (60%) after 5 years, eighty percent (80%) after 6 years, and one hundred percent (100%) vesting after 7 years.

        The Company maintains a retirement savings plan (“Retirement Savings Plan”) qualified under Internal Revenue Code Section 401(k) for employees covered under certain collective bargaining agreements. Service eligibility requirements differ by division and collective bargaining agreement. Participants may elect to have up to fifty percent (50%) of their compensation withheld, up to the maximum allowed by the Internal Revenue Code. Participants may also elect to make after tax voluntary contributions up to an additional ten percent (10%) of their gross earnings each year within the legal limits. The Company contributes differing amounts depending upon the division’s collective bargaining agreement. Contributions are funded on a current basis. Company contributions to the Retirement Savings Plan were $418,000, $445,000, and $393,000, for the years ended December 31, 2004, 2003, and 2002, respectively.

        The Company maintains a separate qualified 401(k) plan (“401(k) Plan”) for salaried employees not covered by a collective bargaining agreement who choose to participate. Participants may elect to have up to fifty percent (50%) of their compensation withheld, up to the maximum allowed by the Internal Revenue Code. Participants may also elect to make after tax voluntary contributions up to an additional ten percent (10%) of their gross earnings each year within the legal limits. The Company contributes $0.25 of each $1.00 deferred by participants and deposited in to the 401(k) Plan not to exceed one and one half percent (1.5%) of an employee’s compensation. The Company does not match any amounts for withholdings from participants in excess of six percent (6%) of their compensation or for any after tax voluntary contributions. Contributions are funded on a current basis. Contributions to the Plan were $646,000, $655,000, and $643,000, for the years ended December 31, 2004, 2003, and 2002, respectively.

Defined Benefit Plans

        The Company’s second-tier subsidiary, Met-Coil, maintained, prior to its acquisition by the Company’s subsidiary, Formtek, Inc. on June 3, 2000, several defined benefit pension plans (the Met-Coil Plans) covering certain of its employees. The Met-Coil Plans were “frozen” and merged prior to the acquisition, “locking in” retirement benefits earned to that date and precluding any further benefits for future service. Due to recent adverse investment performance and reduced expectations of future investment earnings, the combined Met-Coil Plans’ administrator has determined that the Accumulated Benefit Obligation, the present value of future pension obligations to Met-Coil Plan participants, exceeds the fair market value of the Met-Coil Plan’s assets as of December 31, 2004 and 2003. In accordance with the requirements of FAS 87, Employers’ Accounting for Pensions, the Company has recorded charges in 2004 and 2003 net of related tax benefit, to the Shareholders’ Equity section of the consolidated Balance Sheet contained herein of $8,000, and $205,000 respectively, under the heading “Additional Minimum Liability-Defined Benefit Plan”. There was no pension expense under this plan for the years ended December 31, 2004, 2003, and 2002.

        In connection with the acquisition of the assets of Airtherm Manufacturing Company and Airtherm Products, Inc. in 2000, the Company assumed certain obligations related to the defined benefit plan maintained by Airtherm, the Airtherm LLC Retirement Income Plan, prior to the acquisition date. The Airtherm LLC Retirement Income Plan was “frozen” prior to acquisition in a manner similar to the Met-Coil Plans described above. In accordance with the requirements of FAS 87, Employers’ Accounting for Pensions, the Company recorded charges in 2004 and 2003, net of related tax benefits, to the Shareholders Equity section of the Consolidated Balance Sheet contained herein of $164,000 and $42,000, respectively, relating to the Airtherm LLC Retirement Income Plan under the heading “Additional Minimum Liability-Defined Benefit Plan. Pension expense under the Airtherm LLC Retirement Income Plan was $0 for the years ended December 31, 2004 and December 31, 2003, and $164,000 for the year ended December 31, 2002.

        The Company uses a December 31, measurement date for the Airtherm LLC Retirement Income Plan and September 30, for the Met-Coil Plans.

Obligation and Funded Status
                                                                     Met-Coil                       Airtherm
                                                                   September 30,                  December 31,
                                                                2004          2003             2004         2003
                                                                                 (in thousands)

       Change in benefit obligation
       Benefit obligation at beginning of year               $4,502         $4,004           $3,528       $3,294
       Interest cost                                            270            272              210          209
       Actuarial loss                                           207            466              169          219
       Benefits paid                                           (441)          (240)            (199)        (194)
       Benefit obligation at end of year                     $4,538         $4,502           $3,708       $3,528

       Change in plan assets
       Fair value of plan assets at beginning of year        $3,767         $3,625           $3,295       $3,196
       Actual return on plan assets                             401            349              104          293
       Employer contribution                                    111             33              ---          ---
       Benefits paid                                           (441)          (240)            (199)        (194)
       Fair value of plan assets at end of year               3,838          3,767            3,200        3,295
       Funded status                                           (700)          (735)            (508)        (233)
       Unrecognized transition (asset) obligation             ---               (8)             ---          ---
       Unrecognized net actuarial loss (gain)                 1,264          1,273              349           76
       Unrecognized prior service cost (benefit)                15           ---              ---            ---
       Net amount recognized                                   $579           $530            ($159)       ($157)

        Amounts recognized in the statement of financial position consist of:

                                                                     Met-Coil                       Airtherm
                                                                   September 30,                  December 31,
                                                                2004          2003             2004         2003
                                                                                 (in thousands)

       Accrued benefit cost                                     ($700)       ($735)           ($508)       ($233)
       Accumulated other comprehensive income                   1,279        1,265              349           76
       Net amount recognized                                     $579         $530            ($159)       ($157)

        The accumulated benefit obligation for all defined benefit pension plans was $8,246,000 and $8,030,000 at December 31, 2004 and 2003, respectively.

        Information for pension plans with an accumulated benefit obligation in excess of plan assets:

                                                                     Met-Coil                       Airtherm
                                                                   September 30,                  December 31,
                                                                2004          2003             2004         2003

       Projected benefit obligation                              $4,538       $4,502           $3,708        $3,528
       Accumulated benefit obligation                            $4,538       $4,502           $3,708        $3,528
       Fair value of plan assets                                 $3,838       $3,767           $3,200        $3,295

Components of Net Periodic Benefit Cost:
                                                                     Met-Coil                       Airtherm
                                                                   September 30,                  December 31,
                                                                2004          2003             2004         2003

       Interest cost                                             $270         $272             $210         $209
       Expected return on plan assets                            (263)        (282)            (208)        (216)
       Amortization of transition (asset) obligation               59          (10)            ---           ---
       Amortization of prior service cost                           4            4            ---            ---
       Amortization of net (gain) loss                             (7)          33            ---            ---
       Other                                                    ---            (17)           ---              7
       Net periodic benefit cost                                  $63         $---               $2         $---
Additional Information
                                                                     Met-Coil                       Airtherm
                                                                   September 30,                  December 31,
                                                                2004          2003             2004         2003
                                                                                 (in thousands)

       Increase in minimum liability included
         in other comprehensive income (gross)                      $18         $356             $274           $76

       Increase in minimum liability included
         in other comprehensive income (net of tax)                 $11         $205             $164           $42
Assumptions

        Weighted-average assumptions used to determine benefit obligations at December 31

                                                                     Met-Coil                       Airtherm
                                                                   September 30,                  December 31,
                                                                2004          2003               2004       2003

       Discount rate                                             6%              6%               5.75%     6%
       Rate of compensation increase                             n/a             n/a              n/a        n/a

        Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

                                                                     Met-Coil                       Airtherm
                                                                   September 30,                  December 31,
                                                                2004          2003             2004         2003

       Discount rate                                             6%            6%               5.75%        6%
       Expected long-term return on plan assets                  7%            8%               6.5%         6.5%
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

Plan Assets

        Mestek’s “frozen” defined benefit pension plan weighted-average asset allocations at December 31, 2004, and 2003, by asset category are as follows:

                                                                     Met-Coil                       Airtherm
                                                                   September 30,                  December 31,
                                                                2004          2003             2004         2003
       Asset Category

       Equity securities                                        40%           38%               0%             0%
       Debt securities                                          60%           30%               0%             0%
       Real estate                                               0%            0%               0%             0%
       Other                                                     0%           32%             100%           100%
            Total                                              100%          100%             100%           100%

        The Airtherm defined benefit plan is invested in a guaranteed investment contract or “guaranteed account” of a life insurance company. This contract obligates the issuer to pay an annually or semi-annually adjusted fixed rate of return on the amount invested, which itself does not appreciate or depreciate in value, other than by reason of the interest or guaranteed investment return, benefit payments or additional employer contributions. The investment strategy is to conserve the capital for these “frozen” defined benefit plans. The Met-Coil defined benefit plan has approximately 32% of its assets similarly invested, with the balance, or approximately 68% of its assets in a bank-managed portfolio of debt and equity securities. Conservation of capital with some conservative growth potential is the strategy for this plan.

10. COMMITMENTS AND CONTINGENCIES

        The Company is obligated under Indemnity Agreements (“Indemnity Agreements”) executed on behalf of 23 of the Company’s Officers and Directors. Under the terms of the Indemnity Agreements, the Company is contingently liable for costs which may be incurred by the Officers and Directors in connection with claims arising by reason of these individuals’ roles as Officers and Directors.

        The Company is obligated under the Indemnity and Guaranty Agreement with Airtherm Products, Inc. (“Airtherm”) to indemnify Airtherm against certain claims arising out of the acquisition of Airtherm in August 2001, including potential claims involving alleged violations of the Worker Adjustment and Retraining Notification Act (“WARN Act”). Certain former employees of Airtherm have filed suit alleging such WARN Act claims, and defense of the matter was tendered by Airtherm to the Company pursuant to the above indemnity agreement. The U.S. District Court in Arkansas subsequently awarded summary judgment to plaintiffs, and assessed liability of approximately $520,000, plus interest and attorneys’ fees. The Company has appealed the summary judgment verdict on behalf of Airtherm to the Eight Circuit Court of Appeals, and the matter is scheduled for briefing and oral argument in the first half of 2005. The Company expects that the trial court judgment will be overturned as being inconsistent with the statute and prior judicial decisions.

        The Company is contingently liable under standby letters of credit totaling $25,384,000 issued principally in connection with its commercial insurance coverages and in connection with the funding of the Met-Coil TCE PI Trust discussed below. For losses occurring in the policy years ending October 1, 2004 and October 1,2005, the Company retained liability for the first $2,000,000 per occurrence of commercial general liability claims (including products liability claims), subject to an agreed aggregate. For losses occurring in the policy year ended October 31, 2003, the Company retained liability for the first $500,000 per occurrence of commercial general liability claims (including product liability), subject to an agreed aggregate. In addition, the Company retained liability for the first $250,000 per occurrence of workers compensation coverage, subject to an agreed aggregate.

        The Company is obligated as a guarantor with respect to certain debt of CareCentric, Inc. (formerly Simione Central Holdings, Inc. – see Note 5) to CareCentric’s primary commercial bank, Wainwright Bank & Trust Company, in the amount of $4 million. The $4 million Wainwright credit line is secured by substantially all of CareCentric’s assets and the Company’s guarantee expires coincident with the credit line on August 31, 2005. The balance outstanding under CareCentric’s credit line with Wainwright Bank & Trust Company as of December 31, 2004 was $500,000, a reduction of $1,625,000 since December 31, 2003. Under the Equity Method of Accounting, in December 2001, the Company accrued this guarantee (originally in the amount of $6 million and now reduced to $4 million) as a reserve for Equity Investment Losses. John E. Reed, the Company’s Chairman and Chief Executive Officer, is a shareholder and director of Wainwright Bank & Trust Company.

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

Berry, et al. v. Titeflex Corp., et al. Case No. 05-6001, U.S.D.C., W.D. Ark., Hot Springs Div.

(Originally filed in Circuit Court of Clark County, Arkansas as Case No. CV-2004-211 on November 15, 2004.)

Defendant: Omega Flex, Inc., a Pennsylvania Corporation

        Four individual residents of Arkansas and an individual Texas resident have sued the top four manufacturers of corrugated stainless steel tubing (“CSST”), including the Company’s subsidiary Omega Flex, Inc., (“Omega”) the manufacturer of TracPipe®-brand CSST. The complainants have proposed a national class action on behalf of all owners of installed CSST. Installed CSST is alleged to be defective because it is alleged to be more susceptible to failure from near-lightning strikes than traditional black iron pipe and because the manufacturers allegedly failed to warn of CSST’s allegedly heightened susceptibility.

        A federal court has recently remanded the case to state court in Arkansas. The parties will next engage in discovery and disposition of the issue of class certification. Omega will oppose both class certification and any request for a national class. The Company believes Omega has valid defenses to the issues of both class certification and product liability and Omega will contest these claims vigorously. At this time the Company believes that no estimation of Omega’s potential liability in the matter can be reasonably made. It is the nature of class action litigation in general, and, accordingly, this matter in particular, that if there should be an adverse decision on the issue of certification of a national class of CSST owners and an adverse decision on the issue of product liability, the financial position and results of operation of Omega could be materially adversely affected.

ENVIRONMENTAL DISCLOSURE

Bankruptcy and Environmental Issues Involving Releases of Hazardous Materials

        As disclosed in previous filings, the Lockformer Company (“Lockformer”), a division of the Company’s second tier subsidiary, Met-Coil Systems Corporation, now Met-Coil Systems, LLC (“Met-Coil”), and Mestek directly (under various legal theories) were defendants in various actions relating to the alleged release and presence of trichloroethylene (“TCE”) contamination on and in the vicinity of Lockformer’s manufacturing facility in Lisle, IL. On August 26, 2003, Met-Coil filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) (Case No. 03-12676-MFW).

        On August 17, 2004, the Bankruptcy Court confirmed the Fourth Amended Chapter 11 Plan of Reorganization (the “Amended Plan”) proposed by Met-Coil and Mestek, as co-proponents, and recommended to the United States District Court (N. D. Del.) (“the District Court”) that it approve and enter the “channeling injunction” discussed below, and certain related third party releases in favor of, among others, Mestek and its affiliates. On September 14, 2004, the District Court entered and approved the recommended findings and conclusions and issued the “channeling injunction”.

        This Amended Plan, supported by all major parties in interest in the Met-Coil Chapter 11 case, became effective on October 19, 2004.

        The Amended Plan settled the various legal actions which had been commenced against Met-Coil and Mestek with respect to an alleged release of TCE into the soils, groundwater or air in or around Met-Coil’s Lockformer Company facility in Lisle, Illinois, including the class action captioned Mejdrech, et al. v. The Lockformer Company, et al. and all other personal injury and indemnification actions brought against the Company relating to the alleged release of TCE.

        In addition, the Amended Plan established a trust (the “TCE PI Trust”) for the holders of future claims or demands, who reside, resided or may reside in a certain geographic area in the vicinity of the facility in Lisle, Illinois, and who assert or may assert personal injury claims in the future. Pursuant to the “channeling injunction” the TCE PI Trust was established to assume all such future personal injury claims and demands and pay and administer verified claims for up to 45 years. Pursuant to the Amended Plan, the Company and Met-Coil are committed to fund up to $26 million (on a present value basis) to the TCE PI trust over time and based on actual claims paid. Upon establishment of such TCE PI Trust, Mestek and its affiliates were released from any liabilities assumed by the TCE PI Trust for up to 45 years. Pursuant to the Amended Plan, all such future claims and demands will be “channeled” to the TCE PI Trust and be paid in accordance with the distribution procedures established for such trust. This TCE PI Trust is being administered by an independent trustee, with power to mediate, arbitrate and, if necessary, litigate claims.

        The Company’s Environmental and Litigation Reserve as of the year ended December 31, 2003 was approximately $50.8 million. The confirmation of the Amended Plan resulted in the collection of certain insurance proceeds and the resolution of settlements with various claimants and creditors, the result of which is a reduction of these reserves as of December 31, 2004 to $24.7 million and the recording of Environmental Litigation/Remediation income of $17,738,000 in the twelve month period ended December 31, 2004. The reduction in the reserve also reflected approximately $2,011,000 for remediation expenditures made during the twelve months ended December 31, 2004. Based on recent estimates of ongoing remediation costs, management has increased the remediation portion of the reserve to $7,018,000, as of December 31, 2004, which amount is included in the $24.7 million reserve discussed above. See Note 15 to the Consolidated Financial Statements for a tabular illustration of the effects of the Amended Plan on the Company’s liabilities. The reserve balance at December 31, 2004 relates to future obligations under the Plan relating to soil and groundwater remediation, municipal water connections, the TCE PI Trust described above and other administrative expenses of the Met-Coil bankruptcy. Management believes that no additional reserves, beyond those set forth above, are required to be taken at this time. These reserves have been established in accordance with Financial Accounting Standard Board Statement No. 5 and Staff Accounting Bulletin No. 92. However, while these reserves represent management’s best estimate of these liabilities, and are based upon known or anticipated claims analysis estimated by various legal, scientific and economic experts, there is no assurance that these reserves will be adequate to meet all potentials claims arising from the environmental contamination at the Lisle, Illinois site. In addition, there can be no assurance that future claims for personal injury or property damage will not be asserted by other plaintiffs against Met-Coil and Mestek with respect to the Lockformer site and facility. See Remediation – Lisle, IL section below.

        The immediate cash requirements of funding the Amended Plan required borrowing, net of insurance recoveries, of approximately $9,900,000 in October of 2004, under the Company’s $70 million commercial bank credit facility (see Note 6 to the Consolidated Financial Statements). In addition, letters of credit of approximately $17,000,000 were issued against the credit facility in connection with the funding of the Amended Plan and the TCE PI Trust.

Remediation - Lisle, IL:

        Met-Coil is continuing the hook-up of certain residences to public water supply and the remediation of the Lockformer facility in Lisle, IL, pursuant to a Work Plan for the site (“on-site remediation”) approved by the Environmental Protection Agency (“EPA”) and is awaiting approval of the remedial standards to be achieved by such Work Plan, as well as the methodology for groundwater remediation, from the IEPA. In the three months ended December 31, 2004, Met-Coil paid $442,000 in costs related to hook-up costs and on-site remediation, and has a remaining reserve of $7,018,000, as described above, for future remediation costs as of December 31, 2004. The Company has guaranteed to the IEPA up to $3 million of remediation costs incurred by either Met-Coil or, if met-Coil fails to perform the remediation, the IEPA.

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

        The Company’s Environmental Litigation and Remediation Reserve is comprised of the following at December 31, 2004 and 2003.

                                                                                December 31,
                                                                          2004              2003
                                                                             (in thousands)

Mejdrech and Schreiber litigation claim (Letter Agreement)                    $0          $18,500
Devane Litigation Claims                                                       0            2,368
Estimated Future Remediation costs                                         7,018            7,632
The Illinois Actions, The Honeywell Claims, The Attorney General Action
     and all matters related to pending
     Future personal Injury claims in the Lockformer area                  1,500           22,300
Potential Future Obligations to the TCE PI Trust                          16,171            ---

     Total Environmental Litigation and Remediation Reserve              $24,689          $50,800

Other Claims Alleging Releases of Hazardous Materials or Asbestos Related Liability

        The Company is currently a party to approximately 265 asbestos-related lawsuits, and in the past twelve months has been named in approximately 5 new such lawsuits each month, primarily in one county in Illinois where numerous asbestos-related actions have been filed against numerous defendants.

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

        Following is a summary of changes in the Company’s product warranty liability for the twelve months ended December 31, 2004 and 2003.

                                                                Twelve months ended
                                                                   December 31,
                                                            2004                      2003
                                                                    (in thousands)

Balance at beginning of period                              $2,524                       $2,662
Provision for warranty claims                                2,824                        1,271
Warranty claims incurred                                    (1,484)                      (1,453)
Balance at end of period                                    $3,864                       $2,480

11. SEGMENT INFORMATION

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

        The factors which identify the Metal Forming Segment as a reportable Segment are as follows:

        The companies acquired by the Metal Forming Segment in the past were selected for their synergies with the existing metal forming franchises: complementary products and distribution channels, potential manufacturing synergies, shared technologies and engineering skills, potential purchasing synergies, common field service skills and organizations, and shared customer bases. The most significant synergistic theme has been the real and potential common customer base. To a large degree, any historical customer of one of the companies is a potential customer for any of the others. Exploiting this cross selling opportunity is a central factor in the creation of the Formtek family of metal forming products and underscores the Segment’s goal of creating a single integrated metal forming solution provider for the metal forming marketplace worldwide. Accordingly, there is a substantial degree of inter-company sales among the formerly separate metal forming companies.

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

        Common Purchasing Management. The Segment, composed of manufacturers of metal forming equipment, presents numerous common purchasing opportunities. A centralized Purchasing Department serving the Segment based in Westfield, MA, supplemented in Cleveland, OH, therefore serves the Segment by aggregating these purchasing opportunities.

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

Year ended
December 31, 2004

         (in thousands)

                                                                Metal            All
                                              HVAC             Forming          Other          Totals

Revenues from External Customers
                                            $308,760           $96,033           $70          $404,863
Intersegment & Intrasegment Revenues
                                             $13,188            $7,411           ---           $20,599
Interest Expense                              $848               $373            $5            $1,226

Depreciation Expense                         $5,668             $1,912           ---           $7,580

Amortization Expense                          $170               $28             ---            $198

Segment Operating Profit (Loss)            $15,231 **          $9,556 *         ($26)          $24,761

Segment Assets                              $175,876           $62,591           $8           $238,475

Expenditures for
Long-lived Assets (1)                        $2,959             $1,445           ---           $4,404

(1)     excludes long lived assets acquired via business acquisition

* includes ($17,738,000) in Environmental Litigation/Remediation (income) expense (See Note 10) and $9,028,000 in Subsidiary Bankruptcy Professional Fees (See Note 15)

** includes $1,789,000 in Plant Shutdown expense (See Note 16).

Year ended
December 31, 2003

         (in thousands)

                                                                Metal            All
                                              HVAC             Forming          Other          Totals

Revenues from External Customers
                                            $299,201           $66,905          $407          $366,513
Intersegment & Intrasegment Revenues
                                             $14,463            $5,262           ---           $19,725
Interest Expense                              $484               $202            $4             $690

Depreciation Expense                         $6,456             $1,664           ---           $8,120

Amortization Expense                          $175                $6             ---            $181

Segment Operating Profit (Loss)            $13,710 **        ($73,925) *       ($533)         ($60,748)

Segment Assets                              $175,098           $70,191         $1,381         $246,670

Expenditures for                             $9,543             $4,061           ---           $13,604
Long-lived Assets (1)

* includes $53,665,000 in Environmental Litigation/Remediation expense (see Note 10), $5,963,000 in Subsidiary Bankruptcy Professional Fees (see Note 15) and $9,975,000 in Goodwill Impairment charges (see Note 1).

** includes $5,239,000 in Plant Shutdown and Other Restructuring Charges (see Note 16).

(1)     excludes long lived assets acquired via business acquisition

Year ended
December 31, 2002

         (in thousands)

                                                                Metal            All
                                              HVAC             Forming          Other          Totals

Revenues from External Customers            $307,585           $65,855          $434          $373,874

Intersegment & Intrasegment Revenues         $15,299            $4,997           ---           $20,296

Interest Expense                              $746               $218            ---            $964

Depreciation Expense                         $6,812             $1,657           ---           $8,469

Amortization Expense                          $126               $223            ---            $349

Segment Operating Profit                     $21,801         ($20,538) *       ($558)           $705

Segment Assets                              $170,217           $49,737          $347          $220,301

Expenditures for
Long-lived Assets (1)                        $7,079              $447            ---           $7,526

* includes $18,046,000 in Environmental Litigation/Remediation expense

(1)     excludes long lived assets acquired via business acquisition

HVAC Segment Revenues by HVAC Product Group:                          2004            2003              2002
                                                                                (dollars in thousands)

Hydronic Products                                                   $124,104          $120,793       $ 115,160
Air Distribution and Cooling Products                                 78,241            82,994          90,502
Gas and Industrial Products                                          106,415            95,414         101,923
     Total Consolidated Revenues                                    $308,760         $ 299,201       $ 307,585

RECONCILIATION WITH CONSOLIDATED DATA:

Revenues                                                              2004            2003              2002
                                                                                (dollars in thousands)

Total External Revenues For Reportable Segments                     $404,863          $366,513       $ 373,874
Inter & Intrasegment Revenues For Reportable Segments                 20,599            19,725          20,296
Elimination of Inter & Intrasegment Revenues                         (20,599)          (19,725)        (20,296)
     Total Consolidated Revenues                                    $404,863         $ 366,513       $ 373,874

Profit or Loss

Total Profit Or Loss For Reportable Segments
         Operating Profit (Loss)                                      24,761          ($60,748)          $ 705
Interest Expense-Net                                                    (955)             (622)          (560)
Other Income (Expense) Net                                             2,355              (298)          (350)
              Loss Before Income Taxes                               $26,161          ($61,668)         ($205)

GEOGRAPHIC INFORMATION:

2004 2003 2002

Revenues:

United States                                                      $374,472          $341,104        $ 352,993
Canada                                                               17,531            15,464           13,385
Other Foreign Countries                                              12,860             9,945            7,496
     Consolidated Total                                            $404,863          $366,513         $373,874

Long Lived Assets:

United States                                                       $74,608           $82,089          $81,057
Canada                                                                2,069             1,966            1,712
Other Foreign Countries                                                 122                59             ---
     Consolidated Total                                             $76,799           $84,114          $82,769

12. SELECTED QUARTERLY INFORMATION (UNAUDITED)

The table below sets forth selected quarterly information for each full quarter of 2004 and 2003. (Dollars in thousands except per common share amounts).

2004                                                       1st              2nd            3rd              4th
                                                         Quarter          Quarter         Quarter          Quarter

Total Revenues                                           $93,603           $97,474       $103,007          $110,779
Gross Profit                                             $27,259           $27,891        $29,415           $30,691

Net Income (Loss) (1)                                     ($327)            ($467)        $20,564            $1,764
Per Common Share:
     Basic                                               ($0.04)          ($0.05)          $2.39             $0.19
     Diluted                                             ($0.04)          ($0.05)          $2.39             $0.18
(1)	The Company recorded pre-tax charges (credits) of $219,000, $468,000, ($18,415,000), and ($10,000) in the first, second, third, and fourth quarters of 2004, respectively, related to the Lisle, IL environmental matter, as more fully described in Note 11.

2003                                                        1st              2nd            3rd             4th
                                                          Quarter          Quarter         Quarter         Quarter

Total Revenues                                           $86,156           $86,958        $97,259        $96,140
Gross Profit                                             $24,973           $24,580        $28,855        $27,658

Net Income (Loss) (1)                                       $842           ($9,509)       ($9,472)      ($25,026)
Per Common Share:
     Basic                                                $0.10           ($1.09)         ($1.09)        ($2.87)
     Diluted                                              $0.10           ($1.09)         ($1.09)        ($2.87)

(1)     the Company recorded pretax charges of $1,200,000, $16,000,000, $16,700,000, $19,700,000 in the first, second, third, and fourth quarters of 2003, respectively, related to the Lisle, IL environmental matter, which is described in more detail in Note 11, and a pretax charge in the fourth quarter of 2003 of $9,975,000 for Goodwill Impairment.

13. SHAREHOLDERS’ EQUITY

        Mestek has authorized common stock of 20,000,000 shares with no par value, and a stated value of $0.05 per share. As of December 31, 2004, John E. Reed, Chairman and CEO of Mestek, and Stewart B. Reed, a director of Mestek and son of John E. Reed, together beneficially own a majority of the outstanding shares of Mestek’s common stock.

        Mestek’s Articles of Incorporation authorize 10,000,000 shares of a preferred stock (the Preferred Stock). As of December 31, 2004 and 2003 no shares of the Preferred Stock have been issued.

        The Company repurchased 124,500 shares of its common stock in the open market in 2004 at an average price of $16.49 per share and did not repurchase any of its common shares in the open market in 2003. All such shares are accounted for as treasury shares. The Company re-issued 3,000 shares from its treasury share in accordance with the cost method in 2004, as more fully explained in Note 1.

14. STOCK OPTION PLANS

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

        A summary of transactions for the years ended December 31, 2004, 2003, and 2002 are as follows:

                                                                        Number of              Weighted Average
                                                                         Options                Exercise Price

         Balance - December 31, 2002                                     200,000                    $17.60
         Balance - December 31, 2003                                     200,000                    $17.60
         Balance - December 31, 2004                                     200,000                  * $15.86

        Options exercisable as of the years ended December 31, 2004, 2003, and 2002, were 175,000, 153,000, and 146,000, respectively. The weighted average exercise price for all exercisable options, including the effect of option re-pricings described below, as of December 31, 2004, was $15.74.

        The Company did not issue any options during 2004, 2003, or 2002:

                                                                                  Re-priced in 2004

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

        The Company has elected to account for stock based compensation, effective with fiscal 2003 year, in accordance with FAS No. 148, under the “fair value method”. The Company has further elected to account for the change in accounting principle under the “Prospective Method” as described in amended paragraph 52b of FAS No. 123. The Company made no option grants, modifications of option grants, or settlement of option grants in the two-year period ended December 31, 2004, except as explained below, and accordingly the change to the fair value method had no effect in the two-year period ended December 31, 2004 on Net Income, Basic earnings per share or Diluted earnings per share, except as explained below. Under the “Prospective Method” any future option grants will affect Net Income, Basic earnings per share and Diluted earnings per share.

        On October 27, 2004, the Company ‘re-priced’ 25,000 options expiring in 2011 from $23.25 per share to the current market value, $17.85 per share, and 70,000 additional options expiring in 2009 from $20.00 per share to the current market value, $17.85 per share. In accordance with FAS 148, the Company has accounted for these options subsequent to October 27, 2004 using ‘variable accounting’ which resulted in a charge to earnings during the period ended December 31, 2004 of $23,750 which represented the change in value of the Company’s stock price subsequent to October 27, 2004 multiplied by the number of options effected.

        Effective July 1, 1996, the Company’s subsidiary, Omega adopted a stock option plan (“Omega Plan”) which provides for the granting of both Incentive and Non-Qualified Stock Options (as those terms are defined in the Internal Revenue Code) of up to 200 shares of stock to certain employees of Omega for the purchase of Omega’s common stock at fair market value as of the date of grant. The Omega Plan was approved as of July 1, 1996 by John E. Reed, representing Mestek, and the sole shareholder of Omega, pursuant to authority vested in him by vote of the Board of Directors of Mestek dated May 22, 1996. Options to purchase an aggregate of 140 shares of the common stock of Omega, representing a 14% equity share, were granted to two Omega executives effective July 1, 1996. The options vested over a five-year period ending on May 1, 2003 and expire on July 1, 2006. Through a separate agreement, the option holders currently have a put right after exercise which allows them to sell their option shares to Omega at a figure based upon book value and Omega currently has a corresponding call option at a figure based upon book value. In accordance with APB 25 and related authoritative literature, the Company has reflected pre-tax charges to earnings in 2004, 2003, and 2002 of $844,000, $668,000, and $635,000, respectively, for the compensation value in those periods of the options granted. These charges, which reflect the potential obligations of Omega relative to the put rights, have been credited to Accrued Compensation which is reflected in the accompanying financial statements in Current Liabilities.

        On October 8, 2004, the Company made a loan to each of the President and Vice President of Omega (both non-executive officers of the Company) totaling $1,260,000 on a short-term, fully recourse, basis pursuant to a contractual obligation created in 1996. The loans were repaid with accrued interest on October 13, 2004. On October 12, 2004, the President and Vice President of Omega exercised options granted in 1996 representing a 14% interest in Omega’s common stock. The minority interest in Omega has been classified as a liability in accordance with APB 25. On October 13, 2004, Omega paid a cash dividend of $1,260,000 to these new shareholders which was charged against the related liability.

15. SUBSIDIARY BANKRUPTCY

        As a result of the environmental litigation described more fully in Note 10, on August 26, 2003, Met-Coil Systems Corporation (“Met-Coil” or, the “Debtor”), a second-tier subsidiary of Mestek, Inc. (the “Company”) filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).

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

        As Met-Coil retained control of its operations as a “debtor-in-possession” during the period it was operating under the protection of the Bankruptcy Court, the Company has not “deconsolidated” the operations of Met-Coil for accounting purposes. In accordance with generally accepted accounting principles and the related technical literature, the Debtor has established reserves related to the Met-Coil environmental litigation and environmental remediation matters, as more fully described in Note 10. In accordance with SOP 90-7, during the period it was operating as a ‘debtor-in-possession’ certain of Met-Coil’s pre-petition liabilities were reclassified in its and the Company’s financial statements under the heading Liabilities Subject to Compromise.

        The following table illustrates the effect of the Amended Plan on the Company’s Consolidated Liabilities Subject to Compromise.

                                                     Liabilities
                                                     discharged
                                                   with Insurance  Net increases    Trade       Amount
                      Liabilities Subject            Litigation    (decreases) toLiabilitiesReclassified to
                         To Compromise Funding of    settlement    EnvironmentalCompromised underEnvironmentalBalance
                          12/31/03    Amended Plan    proceeds       Reserves   Amended Plan   Reserves     12/31/04
                                                                    (in thousands)

   Accounts Payable
     and Accrued Expenses     $6,500      ($6,047)          $0          ($453)          $0           $0       $0
   Environmental Litigation
     and Remediation Reserves 50,800       (6,597)     (16,900)        (2,614)       ---        (24,689)      $0
   Commission Payable             59          (59)       ---            ---          ---          ---          0

   Consolidated Liabilities
     Subject to Compromise   $57,359     ($12,703)     (16,900)       ($2,614)       ($453)    ($24,689)      $0

        The Company as a whole incurred $9,028,000 and $5,963,000 in legal costs during the years ended December 31, 2004 and 2003 relating to the administration of Met-Coil’s Bankruptcy which amounts are reported in the accompanying financial statements under the heading Subsidiary Bankruptcy Professional Fees.

        The following 2003 and 2002 condensed financial statements of Met-Coil Systems Corporation (Debtor in Possession during these years) are prepared on the same basis as the Consolidated Financial Statements of Mestek. Inc. Liabilities Subject to Compromise on the December 31, 2003 Met-Coil Systems Corporation balance sheet are comprised of the following:

                                                                             (in thousands)

         Accounts Payable                                                         $4,125
         Accrued Expenses                                                         $2,375
         Environmental Litigation and Remediation Reserves                       $50,800
         Commission Payable                                                   $       59
         Total Consolidated Liabilities Subject to Compromise                    $57,359
         Plus:  Notes and Other Payables to Mestek and Affiliates               $  7,610
         Met-Coil Liabilities Subject to Compromise                              $64,969

Note 15 — continued

MET-COIL SYSTEMS CORPORATION

DEBTOR-IN-POSSESSION

CONDENSED BALANCE SHEETS

as of December 31, 2003

                                                     (Dollars in thousands)

ASSETS
Current Assets
     Cash$ 2,218
     Accounts Receivable, net                                2,818
     Inventories                                             7,780
     Deferred Tax Asset                                     18,885
     Other Current Assets                                    1,570

         Total Current Assets                               33,271

Property and Equipment - net                                 5,405
Deferred Tax Asset                                              26
Other Assets and Deferred Charges                              307

         Total Assets                                     $ 39,009

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Accounts Payable                                        1,761
     Notes Payable - Affiliates                              4,941
     Customer Deposits                                       2,084
     Liabilities Subject to Compromise                      64,969
     Other Accrued Liabilities                               2,473

         Total Current Liabilities                          76,228

Other Liabilities                                              799

         Total Liabilities                                  77,027

Shareholders' Equity
     Common Stock                                               45
     Paid in Capital                                        33,518
     Retained Earnings                                     (70,818)
     Other Comprehensive Loss                                 (763)
         Total Shareholders' Equity                        (38,018)

         Total Liabilities and Shareholders' Equity        $39,009

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

Note 15 — continued

MET-COIL SYSTEMS CORPORATION

DEBTOR-IN-POSSESSION

CONDENSED STATEMENTS OF OPERATIONS

For the years ended December 31,

                                                                                    2003           2002
                                                                                    (Dollars in thousands)

Net Sales                                                                        $  34,808       $  36,407

Cost of Goods Sold                                                                  25,122          28,041
     Gross Profit                                                                    9,686           8,366

Selling Expense                                                                      4,238           4,470
General and Administrative Expense                                                   3,110           3,162
Engineering Expense                                                                  1,917           1,931
Environmental Litigation/Remediation                                                53,205          17,096

     Operating Loss before Reorganization Items                                    (52,784)        (18,293)

Bankruptcy Professional Fees                                                         2,998           ---
     Operating Loss                                                                (55,782)        (18,293)

Other (Expense) Income - net                                                          (104)           (134)

Loss Before Income Taxes and Cumulative
     Effect of a Change in Accounting Principle                                    (55,886)        (18,427)

Income Taxes (Benefit)                                                             (19,732)         (5,028)

Loss Before Cumulative
     Effect of a Change in Accounting Principle                                    (36,154)        (13,399)

Cumulative Effect of a Change in Accounting Principle:
     Gross Impairment (Expense)                                                      ---           (22,329)
     Tax Benefit                                                                     --              1,623
     Net Impairment (Expense)                                                        --            (20,706)

Net Loss                                                                          ($36,154)       ($34,105)

Note 15 — continued

MET-COIL SYSTEMS CORPORATION

DEBTOR-IN-POSSESSION

CONDENSED STATEMENTS OF CASH FLOWS

For the years ended December 31

                                                                                  2003           2002
                                                                                         (Dollars in thousands)

Cash Flows from Operating Activities:

     Net Loss                                                                    ($ 36,154)      ($ 34,105)
     Adjustments to Reconcile Net Income to Net Cash
         Provided by Operating Activities:
     Cumulative Effect of Change in Accounting Principle                               ---          20,706
     Depreciation and Amortization                                                     509             733
     Provision for Losses on Accounts Receivable                                         2             (78)
     Subsidiary Bankruptcy Professional Fees                                         2,998            ---
Changes in Assets and Liabilities:
         Accounts Receivable                                                        (1,655)            480
         Inventory                                                                   1,213           2,324
         Accounts Payable                                                              439            (140)
         Accrued Expenses/Other Liabilities                                         (3,128)          1,112
         Liabilities Subject to Compromise                                          64,969            ---
         Deferred Tax Asset                                                        (15,534)         (1,326)
         Environmental Litigation/Remediation Reserves                              (8,700)          6,700
         Other Assets                                                                   31            (542)
Net Cash Provided by (Used in) Operating
     Activities before Reorganization Items                                          4,990          (4,136)

Operating Cash Flows from Reorganization Items:
     Bankruptcy Professional Fees                                                   (2,998)            ---
     Change in Accrued Expenses                                                      1,034            --
Net Cash Used in Reorganization Items                                               (1,964)           --

Net Cash Provided by (Used in) Operating Activities                                  3,026          (4,136)

Cash Flows from Investing Activities:
     Capital Expenditures                                                             (305)            (65)
Net Cash Used in Investing Activities                                                 (305)            (65)

Cash Flows from Financing Activities:
     Net Borrowings
         Under Revolving Credit Agreements                                           4,941           5,500
         Principal Payments Under Long Term Debt Agreements                         (5,500)         (1,432)
Net Cash (Used In) Provided by Financing Activities                                   (559)          4,068

Net Increase (Decrease) in Cash and Cash Equivalents                                 2,162            (133)
Cash and Cash Equivalents - Beginning of Period                                         56             189

Cash and Cash Equivalents - End of Period                                         $  2,218        $     56

16. PLANT SHUTDOWN AND OTHER RESTRUCTURING CHARGES

        In April of 2003, the Company announced the closing of its Scranton, PA, (“Anemostat East”) and Bishopville, SC, (“King Company”) manufacturing facilities. In connection with these closings, Mestek, Inc. restructured and relocated manufacturing operations of the Anemostat and King products to Wrens, GA; Florence, KY; Dallas, TX; Carson, CA and Westfield, MA. The Scranton, Pennsylvania manufacturing facility was sold on December 30, 2004 at a loss of $271,000, which is included in Other Income (Expense) in the accompanying financial statements.

        On March 9, 2004, the Company announced plans to close its Milford, OH, (“Air Clean Damper”) manufacturing operations. The Company sold the principal assets associated with this business and the transaction closed on March 31, 2004. A nominal gain was recorded in the three-month period ended March 31, 2004 and is reflected in Other Income (Expense) for that period. The Milford, OH facility is reflected in the accompanying Consolidated Financial Statements under the heading Property Held for Sale.

        The Company is accounting for the costs related to these “exit and disposal” activities, employee severance and related costs of shutting down manufacturing operations, in accordance with FAS 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”). In the years ended December 31, 2004 and 2003, the Company incurred $1,789,000 and $4,259,000, respectively, of such “exit and disposal” costs which are classified separately in the accompanying financial statements in accordance with FAS 146.

17.     SUBSEQUENT EVENTS – OMEGA FLEX SPINOFF/MESTEK “GOING PRIVATE”

Omega Flex Spin-Off

        On January 19, 2005, the Company announced that John E. Reed, the Chairman and Chief Executive Officer of the Company, proposed to a Special Committee of independent directors appointed at the Company’s December 14, 2004 regular Board meeting, (the “Special Committee”), acting on behalf of the Board of Directors, that the Company’s 86% equity interest in Omega Flex, Inc. be spun-off, pro rata, to all of the Company’s public shareholders as of a record date to be established (the “Spin-Off”). In conjunction with the Spin-Off, Omega Flex, Inc. proposes to file a Form 10 registration under the Securities Exchange Act of 1934 and would expect to be a publicly traded, reporting company following the Spin-Off. It is not expected that the Spin-Off will require any vote of the Company’s shareholders; however, the approval of its Board of Directors will be necessary.

Mestek “Going Private”

        On January 19, 2005, the Company also announced that John E. Reed further proposed to the Special Committee that, following the Spin-Off, the Company enter into a “going private” transaction. Specifically, it was proposed that the Company’s Articles of Incorporation be amended by shareholder vote, whereby the existing 8,600,103 issued and outstanding shares of Company common stock, together with treasury shares, as of a record date to be established, be reclassified in a “reverse stock split” of 1 share for each 2,000 issued, with provisions in the amendment to the charter such that fractional shares of those owning less than one share will not be issued.

        It was further proposed that the Special Committee, with the advice of its independent financial adviser, determine a fair and equitable “per share” value for a “pre-reverse stock split” share of Company common stock, reflecting the value of the Company following the Spin-Off, which is proposed to occur before the “going private” transaction is consummated. This would then form the basis for the full Board of Directors’ determination of the “per share” value to be used to effect a cash redemption of those shareholders who, by reason of the “reverse stock split” become owners of less than one share.

        It was further proposed that a vote on any required amendments to the Company’s Articles of Incorporation be put before the shareholders at the Annual Meeting of Shareholders, currently scheduled for May 24, 2005 at the Company’s headquarters in Westfield, Massachusetts. At this time it is likely that a special meeting of the shareholders will have to be called at sometime subsequent to the Annual Meeting for the purpose of considering and voting on any matters requiring a shareholder vote in connection with the Company’s proposed “going private” transaction.

Special Committee

        Management’s proposal of the Spin-Off as well as the terms, timing and structure of the “going private” transaction generally are to be reviewed and considered by the Special Committee which has been charged with making a recommendation regarding these matters to the full Board of Directors, which will ultimately make the determination of whether to go forward and propose the appropriate vote of the shareholders. There can be no assurances that either the Spin-Off or “going private” transaction will be consummated. The transaction had no impact on the financial statements as of December 31, 2004.

Item 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

None

Item 9A – CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures.

At the end of the fiscal fourth quarter, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that the Company records, processes, summarizes and reports in a timely manner the information the Company must disclose in its reports filed under the Securities Exchange Act. Company management, including the chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s Disclosure Controls and procedures as defined in the Rule 13a-15(e) of Securities Exchange Act of 1934. Based on that evaluation, the chief executive officer and chief financial officer have concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the purposes described in Rule 13a-15(e), and no changes are required at this time.

(b)     Changes in Internal Controls.

There was no change in the Corporation’s “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that has materially affected or is reasonable likely to materially affect the Corporations’ internal control over financial reporting subsequent to the date the chief executive officer and chief financial officer completed their evaluation. However, during the 2004 audit process, management, in consultation with Vitale, Caturano & Company Ltd., the Company’s independent auditors, has identified and reported to the Audit Committee of the Company’s Board of Directors the following internal control matter which Vitale, Caturano & Company Ltd. considers to be a “significant deficiency”, though not a “material weakness”, as both terms are defined in the authoritative accounting literature:

Several instances were noted where the Company’s written revenue recognition procedures were not properly adhered to. Management has undertaken a review of these instances and has formulated a plan to take appropriate remedial steps.

Item 9B – OTHER INFORMATION

        All matters required to be disclosed on Form 8-K during our fiscal 2004 fourth quarter have been previously disclosed on a Form 8-K filed with the Securities and Exchange Commission.

PART III

        With respect to items 10 through 14, the Company will file with the Securities and Exchange Commission, within 120 days of the close of its fiscal year, a definitive proxy statement pursuant to Regulation 14A.

Item 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding directors of the Company will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held May 24, 2005, under the caption “Current Directors and Nominees for Election – Background Information”, and to the extent required and except as set forth therein, is incorporated herein by reference.

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

        The Company has adopted a Code Of Business Ethics (“Code”) applicable to its principal executive officer, principal financial and accounting officers, its directors and all other employees generally. A copy of the Code will be set forth as Appendix B in the Company’s Proxy Statement and also may be found at the Company’s website www.mestek.com. Any changes to or waivers from this Code will be disclosed on the Company’s website as well as in appropriate filings with the Securities and Exchange Commission.

Item 11 — EXECUTIVE COMPENSATION

        Information regarding executive compensation will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held May 24, 2005, and under the caption “Executive Compensation” to the extent required and except as set forth therein, is incorporated herein by reference.

        The report of the Compensation Committee of the Board of Directors of the Company shall not be deemed incorporated by reference by any general statement incorporating by reference the proxy statement into any filing under the Securities Exchange Act of 1934, and shall not otherwise be deemed filed under such Act.

Item 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information regarding security ownership of certain beneficial owners and management as well as information regarding equity compensation plans and individual equity contracts or arrangements will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held May 24, 2005, under the caption “Security Ownership of Certain Beneficial Owners and Management”, and to the extent required and except as set forth therein, is incorporated herein by reference.

Item 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information regarding certain relationships and related transactions will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held May 24, 2005, under the caption “ Certain Relationships and Related Transactions” and to the extent required and except as set forth therein, is incorporated herein by reference.

Item 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding financial accounting fees and services will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held May 24, 2005, under the caption “Principal Accounting Fees and Services”, and to the extent required, and except as set forth therein, is incorporated herein by reference.

PART IV

Item 15 — EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

    (a)        The following documents are filed as part of this Form 10-K:

1.     All financial statements. See Index to Consolidated Financial Statements on page 74 of this Form 10-K.

2.     Financial Statement Schedules. None Required.

3.     Exhibits. See Index to Exhibits.

INDEX

                                                                                                  Pages of
                                                                                               this report

Reports of Independent Registered Public Accounting Firms                                          Page 35 and 36

Financial Statements:

(a)(1)   Consolidated Balance Sheets as of December 31, 2004 and 2002                      Pages 37 and 38

     Consolidated Statements of Operations for the Years
     Ended December 31, 2004, 2003, and 2002                                                       Page 39

     Consolidated Statements of Shareholders' Equity and Comprehensive Loss for
     the Years Ended December 31, 2004, 2003, and 2002                                             Page 40

     Consolidated Statements of Cash Flows for the Years
         Ended December 31, 2004, 2003, and 2002                                                   Page 41

     Notes to the Consolidated Financial Statements                                    Pages 42 through 73

(a)(2)   Financial Statement Schedules

Reports of Independent Registered Public Accounting Firms on Supplemental Schedule          Page 78 and 79

     II. Valuation and Qualifying Accounts                                                         Page 80

All     other financial statement schedules required by Item 14(a)(2) have been omitted because they are inapplicable or because the required information has been included in the Consolidated Financial Statements or notes thereto.

(a)(3)     Exhibits

The     Exhibit Index is set forth on Pages 82 through 84

No     annual report to security holders as of December 31, 2004 has been sent to security holders and no proxy statement, form of proxy or other proxy soliciting material has been sent by the registrant to more than ten of the registrant's security holders with respect to any annual or other meeting of security holders held or to be held in 2003. Such annual report to security holders, proxy statement or form of proxy will be furnished to security holders subsequent to the filing of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SUPPLEMENTAL SCHEDULE

The     Board of Directors and Shareholders of Mestek, Inc.

We     have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Financial Statements of Mestek, Inc. and subsidiaries as of December 31, 2004, and for the period ended December 31, 2004 included in this Form 10-K, and have issued our report thereon dated March 21, 2005. Our audits were made for the purpose of forming an opinion on those Consolidated Financial Statements taken as a whole. The schedule of Valuation and Qualifying Accounts is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic Consolidated Financial Statements. This schedule has been subjected to auditing procedures applied in the audits of the basic Consolidated Financial Statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic Consolidated Financial Statements taken as a whole.

/s/     Vitale, Caturano & Company Ltd

Boston,     Massachusetts
March 21, 2005

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM ON SUPPLEMENTAL SCHEDULE

Board     of Directors and Shareholders of Mestek, Inc.

We     have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Financial Statements of Mestek, Inc. and subsidiaries as of December 31, 2003 and for each of the years in the two-year period ended December 31, 2003, referred to in our report dated March 30, 2004, which is included in this Form 10-K. Our audits were conducted for the purpose of forming an opinion on the basic Consolidated Financial Statements taken as a whole. The schedule of Valuation and Qualifying Accounts is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic Consolidated Financial Statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic Consolidated Financial Statements referred to above and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/     Grant Thornton LLP

Boston,     Massachusetts
March 30, 2004

Schedule II

MESTEK, INC.
Valuation and Qualifying Accounts
Years ended December 31, 2004, 2003, and 2002

                                             (Credited)
                             Bal. at           Charged                          Bad Debt               Bal.
                             at Beg.             to              Other         Write-offs             at end
Year     Description         of Year           expense            (1)                                 of Year

                                            (dollars in thousands)

2004     Allowance
         for doubtful
         accounts             $3,527           ($358)             ($75)           ($376)            $2,718
2003     Allowance
         for doubtful
         accounts             $3,230           $1,043              $165         ($1,051)            $3,387
2002     Allowance
         for doubtful
         accounts             $4,239           ($397)                $6           ($618)            $3,230
(1)	Includes recoveries of amounts previously written-off, effects of currency translations, and other diminimis amounts.

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

10.10    1996 Mestek, Inc. Stock Option Plan.                                                          (E)

10.11    Credit Agreement between Mestek, Inc. and Bank of America, N.A.
         as Administrative Agent for each lender under the Credit Agreement                            (L)

10.12    Form of Supplemental Executive Retirement Agreements entered into between
         Mestek, Inc. and certain of its officers.                                                     (G)

10.13    Schedule of Officers with Supplemental Executive Retirement Agreements                        (K)

10.14    Form of Change of Control Agreement                                                           (K)

10.15    Schedule of Officers with Change of Control Agreement                                         (K)

10.16    Lease dated July 1, 1999 between Mestek (Lessee) and
         Sterling Realty Trust (Lessor) for 1st floor - Torrington Building.                           (J)

10.17    Lease dated May 1, 2004 between Mestek (Lessee) and
         Sterling Realty Trust (Lessor) for 2nd, 3rd & 4th Floors - Torrington Building.

10.19    Lease dated October 1, 2000 between Mestek (Lessee) and
         Sterling Realty (Lessor); 1st Floor Torrington Building                                       (B)

11.1     Schedule of Computation of Earnings per Common Share.

14.1     Code of Business Ethics                                                                       (K)

21.1     List of Subsidiaries of Mestek, Inc.

23.1     Consent of Vitale, Caturano & Company Ltd.

23.2     Consent of Grant Thornton LLP

31.1     CEO Certification

31.2     CFO Certification

32.1     906 CEO Certification

32.2     906 CFO Certification

99.1     Corporate Governing Guidelines                                                                (K)

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

        (H)      Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 1997.

        (I)      Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

        (J)       Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999.

        (K)      Filed as an Exhibit to the Annual Report a Form 10-K for the year ended December 31, 2003.

        (L)      Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

Each management contract or compensatory plan or arrangement to be filed as an exhibit to this report pursuant to item 15 is listed in Exhibit numbers 10.1, 10.10 and 10.13.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    MESTEK, INC.

Date:  March 31, 2005                                  By:    /S/ John E. Reed
                                                               John E. Reed, Chairman of the Board
                                                               and Chief Executive Officer

Date:  March 31, 2005                                  By:    /S/ Stephen M. Shea
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

Date:  March 31, 2005                                  By:    /S/ William J. Coad
                                                              William J. Coad, Director

Date:  March 31, 2005                                  By:    /S/ Winston R. Hindle, Jr.
                                                              Winston R. Hindle, Jr., Director

Date:  March 31, 2005                                  By:    /S/ David W. Hunter
                                                              David W. Hunter, Director

Date:  March 31, 2005                                  By:    /S/ David M. Kelly
                                                              David M. Kelly, Director

Date:  March 31, 2005                                  By:    /S/ George F. King
                                                              George F. King, Director

Date:  March 31, 2005                                  By:    /S/ Edward J. Trainor
                                                              Edward J. Trainor, Director

Date:  March 31, 2005                                  By:    /S/ Stewart B. Reed
                                                              Stewart B. Reed, Director