Form 10-Q
period 2005-03-31
MESTEK INC
filed 2005-05-16
CIK 65195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

        (Mark One)

xx    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes No xx

        The number of shares of the registrant’s common stock issued and outstanding as of May 10, 2005 was 8,600,103.

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

MESTEK, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE-MONTHS ENDED MARCH 31, 2005

INDEX

PART I - FINANCIAL INFORMATION	Page No.
Item 1 - Financial Statements
Condensed consolidated balance sheets at March 31, 2005 (unaudited)
and December 31, 2004	3-4
Condensed consolidated statements of operations for the three
months ended March 31, 2005 and 2004 (unaudited)	5
Condensed consolidated statements of cash flows for the three
months ended March 31, 2005 and 2004 (unaudited)	6
Notes to the Condensed Consolidated Financial Statements	7-24
Item 2- Management's Discussion and Analysis of Financial Condition
and Results of Operations	25-39
Item 3 - Quantitative and Qualitative Information About Market Risks	40
Item 4 - Controls and Procedures	40
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	41
Item 6. Exhibits and Reports on Form 8-K	41
SIGNATURE	42
Schedule of Computation of Per Share Earnings	46

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

MESTEK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005 (Unaudited)	Dec. 31, 2004
	(dollars in thousands)
ASSETS
Current Assets
Cash and Cash Equivalents	$1,963	$1,428
Accounts Receivable - less allowances of,
$2,978 and $2,718 respectively	56,976	60,777
Inventories	73,590	64,963
Deferred Tax Asset	13,809	14,232
Income Tax Refund Receivable	1,152	1,152
Other Current Assets	8,330	8,136
Total Current Assets	155,820	150,688
Property and Equipment - net	52,717	53,846
Property Held for Sale	1,297	1,297
Deferred Tax Asset	5,972	6,675
Other Assets and Deferred Charges - net	4,140	4,313
Goodwill	21,614	21,656
Total Assets	$241,560	$238,475

        See the Notes to Condensed Consolidated Financial Statements.

        Continued on next page

MESTEK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

	March 31, 2005 (Unaudited)	Dec. 31, 2004
	(dollars in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short Term Notes Payable	$24,700	$20,000
Current Portion of Long-Term Debt	689	768
Accounts Payable	19,408	16,803
Accrued Compensation	6,360	9,194
Accrued Commissions	1,843	2,113
Reserve for Equity Investment Losses	4,000	4,000
Customer Deposits	11,426	8,007
Accrued Employee Benefits	9,121	8,376
Environmental Reserves	22,606	24,689
Other Accrued Liabilities	14,618	19,503
Total Current Liabilities	114,771	113,453
Long-Term Debt	7,109	7,212
Pension Obligations	1,208	1,208
Other Liabilities	168	100
Total Liabilities	123,256	121,973
Minority Interests	761	778
Shareholders' Equity
Common Stock - no par, stated value $0.05 per share,
9,610,135 shares issued	479	479
Paid in Capital	15,899	15,434
Retained Earnings	113,504	112,165
Treasury Shares, at cost, (1,010,032 common shares)	(12,103)	(12,103)
Accumulated Other Comprehensive Loss	(236)	(251)
Total Shareholders' Equity	117,543	115,724
Total Liabilities and Shareholders' Equity	$241,560	$238,475

See the Notes to Condensed Consolidated Financial Statements.

MESTEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-months Ended March 31,
	2005	2004
	(dollars in thousands, except earnings per common share)
Net Sales	$98,132	$93,603
Cost of Goods Sold	70,012	66,344
Gross Profit	28,120	27,259
Selling Expense	13,866	13,577
General and Administrative Expense	7,099	5,763
Engineering Expense	3,245	4,439
Environmental Litigation/Remediation	--	219
Plant Shutdown and Other Restructuring Charges	489	336
Operating Profit before Reorganization Items	3,421	2,925
Subsidiary Bankruptcy Professional Fees	401	3,442
Operating Profit (Loss)	3,020	(517)
Interest Income	80	--
Interest (Expense)	(353)	(134)
Other Income (Expense), Net	(321)	237
Income (Loss) Before Income Taxes	2,426	(414)
Income Tax Benefit (Expense)	(1,087)	87
Net Income (Loss)	$1,339	($327)
Basic Earnings (Loss) per Common Share:
Net Income (Loss)	$0.16	($0.04)
Basic Weighted Average Shares Outstanding	8,600	8,722
Diluted Earnings (Loss) Per Common Share
Net Income (Loss)	$0.15	($0.04)
Diluted Weighted Average Shares Outstanding	8,652	8,722

See the Notes to Condensed Consolidated Financial Statements.

MESTEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three-months Ended March 31,
	2005	2004
	(dollars in thousands)
Cash Flows from Operating Activities:
Net Income (Loss)	$1,339	($327)
Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided By (Used In) Operating Activities:
Depreciation and Amortization	2,158	1,860
Provision for Losses on Accounts
Receivable, Net Of Write-Offs And Recoveries	260	293
(Decrease) Increase in Minority Interest	(17)	(64)
Non Cash Stock-Based Compensation	693	183
Changes In Assets And Liabilities Net Of Effects Of Acquisitions And Dispositions:
Accounts Receivable	3,541	885
Inventory	(8,627)	(3,538)
Accounts Payable	2,605	(670)
Other Liabilities	(5,970)	(7,257)
Other Assets	1,092	311
Net Cash Provided By (Used In) Operating Activities	(2,926)	(8,324)
Cash Flows from Investing Activities:
Capital Expenditures	(974)	(873)
Net Cash Provided By (Used in) Investing Activities	(974)	(873)
Cash Flows from Financing Activities:
Net Borrowings (Payments) Under Revolving Credit Agreement	4,700	4,483
Principal Payments Under Long-Term Debt Obligations	(182)	(138)
Net Cash Provided by (Used In) Financing Activities	4,518	4,345
Net Increase (Decrease) in Cash and Cash Equivalents	618	(4,852)
Translation Effect on Cash	(83)	(36)
Cash and Cash Equivalents - Beginning of Period	1,428	10,273
Cash and Cash Equivalents - End of Period	$1,963	$5,385

See the Notes to Condensed Consolidated Financial Statements.

MESTEK, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Significant Accounting Policies

Basis of Presentation

        The Condensed Consolidated Financial Statements include the accounts of Mestek, Inc. (“Mestek”) and its majority owned subsidiaries (collectively the “Company”). The financial statements as reported in this Form 10-Q reflect all adjustments, including those of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of results for the three-month periods ended March 31, 2005 and 2004.

        These financial statements should be read in conjunction with the Annual Report on Form 10-K and in particular the audited financial statements for the fiscal year ended December 31, 2004. Accordingly, Note disclosures that would substantially duplicate the disclosures contained in the latest audited financial statements have been omitted from this filing.

Earnings per Common Share

        Basic earnings per share have been computed using the weighted average number of common shares outstanding. Common stock options are considered in the computation of diluted earnings per share, except when such effect would be antidilutive.

Stock-Based Compensation

        The Company accounts for stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“FAS No. 123”). As permitted by the statement, the Company has chosen to continue to account for stock-based compensations using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25. Accordingly, no compensation expense has been recognized for its stock-based compensation plan except as explained below.

        As of January 1, 2003, the Company adopted the disclosure requirements of FAS No 148, Accounting for Stock-Based Compensation — Transition and Disclosure. The Company made no option grants, modifications of option grants, or settlement of option grants during the three-month period ended March 31, 2005 or March 31, 2004.

        On October 27, 2004, the Company ‘re-priced’ 25,000 options expiring in 2011 from $23.25 per share to the then current market value of $17.85 per share, and 70,000 additional options expiring in 2009 from $20.00 per share to the then current market value of $17.85 per share. The Company has accounted for these options subsequent to October 27, 2004 using ‘variable accounting’ which resulted in a pre-tax charge to earnings of $465,000 in the first quarter of 2005. For the purposes of the pro forma below, the effect of the above re-pricing was also included in the computation of compensation cost under the fair value method described below.

        Had the ‘fair value method’ of accounting been applied to the Company’s stock option plan, with compensation cost for the Plan determined on the basis of the fair value of the options at the grant date, the Company’s net income and earnings per share would have been as follows:

	Three-months Ended March 31
	2005	2004
	(dollars in thousands, except earnings per common share)
Net (loss) Income - as reported	$1,339	($327)
Plus: Stock-based Compensation reflected in net income	430	113
Less: Compensation expense	(16)	18
Net (loss) Income - pro forma	$1,753	($345)
Basic (Loss) Income per share - as reported	$0.16	($0.04)
Plus: Stock-based Compensation reflected in net income	0.05	0.01
Less: Compensation expense	---	---
Basic (Loss) Income per share - - pro forma	$0.21	($0.04)
Diluted (Loss) Income per share - as reported	$0.15	($0.04)
Plus: Stock-based Compensation reflected in net income	0.05	0.01
Less: Compensation expense	---	---
Diluted (Loss) Income per share - - pro forma	$0.20	($0.04)

Income Taxes

        Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Cash paid for income taxes was $259,000 and $470,000 during the three-month periods ended March 31, 2005 and 2004, respectively.

Other Comprehensive (Loss) Income

        For the three-month periods ended March 31, 2005, and 2004, respectively, the components of other comprehensive (loss) income consisted of foreign currency translation adjustments, and, valuation adjustments related to a ‘hedge transaction’ interest rate swap entered into by the Company in February of 2004, as more fully explained in Note 3 to these Condensed Consolidated Financial Statements. Other comprehensive (loss) income was $15,000 and ($517,000) for the three-months ended March 31, 2005 and 2004, respectively.

Reclassification

        Reclassifications are made periodically to previously issued financial statements to conform to the current year presentation.

Note 2 — Inventories

	March 31, 2005 (unaudited)	December 31, 2004
	(dollars in thousands)

Finished Goods	$24,623	$21,805
Work-in-progress	27,020	23,638
Raw materials	33,957	30,851
	85,600	76,294
Less provision for LIFO method of valuation	(12,010)	(11,331)
	$73,590	$64,963

        The Company uses the last-in first-out (LIFO) method of valuing substantial portions of its inventory. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation.

Note 3 — Debt

Short-term Debt:

Short-term debt consisted of the following:

	March 31, 2005 (unaudited)	December 31, 2004
	(dollars in thousands)
Revolving Loan Agreement	$24,700	$20,000

        Revolving Loan Agreement – On October 19, 2004, the Company entered into a three year, $70,000,000, committed, unsecured, multi-bank revolving loan and letter of credit facility (the “Facility”), led by Bank of America (successor to Fleet National Bank, the Company’s long-term lender), refinancing the Company’s existing $50,000,000 credit facility which would have otherwise matured on October 29, 2004. As with the prior facility, borrowings under the Facility bear interest, at the Company’s election, at a floating rate based on the lenders’ prime or base rate or, for short term borrowings, at a rate based upon the daily British Bankers Association (“BBA”) LIBOR rate. The Facility contains affirmative and negative covenants, typical of such financing transactions, and specific financial covenants which require the Company to maintain a minimum consolidated net worth, a minimum cash flow coverage ratio and a maximum cash flow leverage ratio. As of March 31, 2005 and December 31, 2004, the Company was in compliance with all of the financial covenants required under the Facility. Revolving borrowings under the Facility are due and payable in full on the maturity date of the Facility, which is October 19, 2007. Most of the Company’s operating subsidiaries guaranty the obligations of the Company under the Facility. The Credit Agreement relating to the Facility also contains restrictions regarding the creation of indebtedness, the occurrence of mergers or consolidations, the sale of subsidiary stock and the payment of dividends in excess of 50 percent (50%) of net income. The Company had outstanding at March 31, 2005, $16,978,000 in standby letters of credit issued in connection with the Met-Coil bankruptcy reorganization plan, as more fully explained in Note 6, and $8,577,000 issued principally in connection with its commercial insurance programs. The Facility was used to refinance balances outstanding under the Company’s existing $50 million revolving loan and letter of credit facility and to fund the Met-Coil bankruptcy reorganization plan. The balance outstanding under the facility was $24,700,000 at March 31, 2005.

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

        In connection with this interest rate swap transaction, the Company recorded an after-tax credit of $98,000 in Other Comprehensive Income (Loss) during the three-month ended March 31, 2005 and an after tax charge of $154,000 during the three-month period ended March 31, 2004, reflecting interest rate fluctuations during these period. The Company’s exposure to credit loss on its interest rate swap in the event of nonperformance by the counterparties is believed to be remote as the Company effected this swap through its principal bank, Bank of America, requiring that the counterparty have a strong credit rating.

Long-term Debt:

        Long-term debt consisted of the following:

	March 31, 2005 (unaudited)	December 31, 2004
	(dollars in thousands)
Industrial Development Bond	$4,174	$4,297
Notes Payable - Sovereign Bank	3,550	3,597
Other Notes Payable	74	86
	7,798	7,980
Less Current Maturities	(689)	(768)
Long Term Debt	$7,109	$7,212

        Note Payable-Sovereign Bank — On April 16, 2004, the Company’s second tier subsidiary, Exton Ranch, Inc. (“Exton Ranch”), borrowed $3,720,000 from Sovereign Bank, secured by the manufacturing facility owned by Exton Ranch and occupied, in part, by the Company’s subsidiary, Omega Flex, Inc. (“Omega”) in Exton, PA. The loan bears interest at a LIBOR-based variable rate, payable monthly in arrears. Principal under the loan is amortized over a 20-year period with a ten-year maturity. The borrower also has the ability to prepay the loan during the term thereof without penalty. The loan is secured by a first priority mortgage on the property, and a collateral assignment of leases, and fixture filing. Exton Ranch is a wholly owned subsidiary of Omega, the primary tenant of the building, and Omega guaranteed the payment and performance of the obligations of Exton Ranch under the various loan agreements.

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

        Cash paid for interest was $433,000 and $154,000 during the three-months ended March 31, 2005, and 2004, respectively.

Note 4 – Segment Information

Description of the types of products and services from which each reportable Segment derives its revenues:

        The Company has two reportable Segments: the manufacture of heating, ventilating and air-conditioning equipment (“HVAC”) and the manufacture of metal handling and metal forming machinery (“Metal Forming”).

        The Company’s HVAC Segment manufactures and sells a variety of complementary residential, commercial and industrial heating, cooling and air control and distribution products. The HVAC Segment sells its products to independent wholesale supply distributors, mechanical, sheet metal and other contractors and, in some cases, to other HVAC manufacturers under original equipment manufacture (“OEM”) agreements and direct to certain retailers pursuant to national account agreements. The HVAC Segment is comprised of three interrelated HVAC product groups: Hydronics Products, Gas and Industrial Products, and Air Distribution and Cooling Products.

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

        The HVAC and Metal Forming Segments are described in greater detail in Note 11 to the Company’s 2004 Consolidated Financial Statements.

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

Factors management used to identify the enterprise’s reportable segments:

        The factors which identify the HVAC and Metal Forming Segments as reportable Segments are described in detail in Note 11 to the Company’s 2004 Consolidated Financial Statements.

        Information presented in the following tables relates to continuing operations only.

Three-months ended March 31, 2005 (dollars in thousands) (unaudited)	HVAC		Metal Forming		Totals
Revenues from External Customers	$77,918		$20,214		$98,132
Segment Operating Profit (Loss)	$5,210	*	($2,190)	**	$3,020

        * includes $297,000 in Plant Shutdown and Other Restructuring Charges (see Note 9).

        ** includes $192,000 in Plant Shutdown charges (see Note 9) and $401,000 in subsidiary bankruptcy professional Fees (see Note 7)

Three-months ended March 31, 2004 (dollars in thousands) (unaudited)	HVAC		Metal Forming		All Other	Totals
Revenues from External Customers	$69,526		$24,006		$71	$93,603
Segment Operating Profit (Loss)	$3,193	*	($3,684)	**	($26)	($517)

        * includes $336 in Plant Shutdown expenses in accordance with FAS 146, as more fully described in Note 9.

        ** includes $219 in environmental litigation and remediation expenses and $3,442 in subsidiary bankruptcy professional fees, as more fully explained in Note 7.

HVAC Segment Revenues by HVAC Product Group:

	March 31
	2005	2004
	(dollars in thousands) (unaudited)
Hydronic Products	$29,170	$25,910
Air Distribution and Cooling Products	20,008	19,376
Gas and Industrial Products	28,740	24,240
Total HVAC Consolidated Revenues	$77,918	$69,526

Note 5 – Stock Options and Employee Benefit Plans

Defined Benefit Plans

        The Company’s second-tier subsidiary, Met-Coil, maintained, prior to its acquisition by the Company’s subsidiary, Formtek, Inc. on June 3, 2000, several defined benefit pension plans (the Met-Coil Plans) covering certain of its employees. The Met-Coil Plans were “frozen” and merged prior to the acquisition, “locking in” retirement benefits earned to that date and precluding any further benefits for future service. Due to recent adverse investment performance and reduced expectations of future investment earnings, the combined Met-Coil Plans’ administrator has determined that the Accumulated Benefit Obligation, the present value of future pension obligations to Met-Coil Plan participants, exceeds the fair market value of the Met-Coil Plan’s assets as of December 31, 2004 and 2003. In accordance with the requirements of FAS 87, Employers’ Accounting for Pensions, the Company has recorded charges in 2004 and 2003 net of related tax benefit, to the Shareholders’ Equity section of the consolidated Balance Sheet contained herein of $8,000, and $205,000 respectively, under the heading “Additional Minimum Liability-Defined Benefit Plan”. For the quarters ending March 31, 2005 and 2004, the Company recorded pension expense of $13,799 and $15,662, respectively, for the Met-Coil Plans.

        In connection with the acquisition of the assets of Airtherm Manufacturing Company and Airtherm Products, Inc. in 2000, the Company assumed certain obligations related to the defined benefit plan maintained by Airtherm, the Airtherm LLC Retirement Income Plan, prior to the acquisition date. The Airtherm LLC Retirement Income Plan was “frozen” prior to acquisition in a manner similar to the Met-Coil Plans described above. In accordance with the requirements of FAS 87, Employers’ Accounting for Pensions, the Company recorded charges in 2004 and 2003, net of related tax benefits, to the Shareholders Equity section of the Consolidated Balance Sheet contained herein of $164,000 and $42,000, respectively, relating to the Airtherm LLC Retirement Income Plan under the heading “Additional Minimum Liability-Defined Benefit Plan. Pension expense (benefit) under the Airtherm LLC Retirement Income Plan was $695 for the quarter ended March 31, 2005, and (488) for the quarter ended March 31, 2004.

        The Company uses a December 31, 2003 measurement date for the Airtherm LLC Retirement Income Plan and September 30, 2003 for the Met-Coil Plan.

        In accordance with Statement of Financial Accounting Standards No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Post-Retirement Benefits, the following interim period information is provided:

Components of Net Periodic Benefit Cost:

	Met-Coil Three-months ended March 31, 2005	Airtherm Three-months ended March 31, 2005

Service cost	$0	$0
Interest cost	66,201	51,806
Expected Return on Plan Assets	(67,944)	(51,111)
Amortization of Unrecognized
Transition (Asset) Obligation	--	--
Amortization of net (gain) Loss	14,461	--
Other	1,081	---
Net Periodic Benefit Cost	$13,799	$695

Note 6 – Commitments, Contingencies and Warranties

        The Company is obligated under Indemnity Agreements (“Indemnity Agreements”) executed on behalf of 23 of the Company’s Officers and Directors. Under the terms of the Indemnity Agreements, the Company is contingently liable for costs which may be incurred by the Officers and Directors in connection with claims arising by reason of these individuals’ roles as Officers and Directors.

        The Company is obligated under the Indemnity and Guaranty Agreement with Airtherm Products, Inc. (“Airtherm”) to indemnify Airtherm against certain claims arising out of the acquisition of Airtherm in August 2001, including potential claims involving alleged violations of the Worker Adjustment and Retraining Notification Act (“WARN Act”). Certain former employees of Airtherm have filed suit alleging such WARN Act claims, and defense of the matter was tendered by Airtherm to the Company pursuant to the above indemnity agreement. The U.S. District Court in Arkansas subsequently awarded summary judgment to plaintiffs, and assessed liability of approximately $520,000, plus interest and attorneys’ fees. The Company has appealed the summary judgment verdict on behalf of Airtherm to the Eighth Circuit Court of Appeals. The matter is being briefed and will be scheduled for oral argument later this year. The Company expects that the trial court judgment will be overturned as being inconsistent with the statute and prior judicial decisions.

        The Company is contingently liable under standby letters of credit totaling $25,555,000 issued principally in connection with its commercial insurance coverages and in connection with the funding of the Met-Coil TCE PI Trust discussed below. For losses occurring in the policy years ending October 1, 2004 and October 1, 2005, the Company retained liability for the first $2,000,000 per occurrence of commercial general liability claims (including products liability claims), subject to an agreed aggregate. For losses occurring in the policy year ended October 31, 2003, the Company retained liability for the first $500,000 per occurrence of commercial general liability claims (including product liability), subject to an agreed aggregate. In addition, the Company retained liability for the first $250,000 per occurrence of workers compensation coverage, subject to an agreed aggregate.

        The Company is obligated as a guarantor with respect to certain potential debt obligations of CareCentric, Inc. (formerly Simione Central Holdings, Inc.) to CareCentric’s primary commercial bank, Wainwright Bank & Trust Company, in the amount of $4 million. The $4 million Wainwright credit line is secured by substantially all of CareCentric’s assets and the Company’s guarantee expires coincident with the credit line on August 31, 2005. The actual balance outstanding under CareCentric’s credit line with Wainwright Bank & Trust Company as of March 31, 2005 was $400,000. Under the Equity Method of Accounting, in December 2001, the Company accrued this guarantee (originally in the amount of $6 million and now reduced to $4 million) as a reserve for Equity Investment Losses. John E. Reed, the Company’s Chairman and Chief Executive Officer, is a shareholder and director of Wainwright Bank & Trust Company.

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

Berry, et al. v. Titeflex Corp., et al.
Case No. CV-2004-211, Circuit Court of Clark County, Arkansas, filed November 15, 2004.
Defendant: Omega Flex, Inc., a Pennsylvania Corporation

        Four individual residents of Arkansas and an individual Texas resident have sued the top four manufacturers of corrugated stainless steel tubing (“CSST”), including the Company’s subsidiary Omega Flex, Inc. (“Omega”), the manufacturer of TracPipe®-brand CSST. The complainants have proposed a national class action on behalf of all owners of installed CSST. Installed CSST is alleged to be defective because it is alleged to be more susceptible to failure from near-lightning strikes than traditional black iron pipe and because the manufacturers allegedly failed to warn of CSST’s allegedly heightened susceptibility.

        Omega has filed motions to dismiss the amended complaint and the cross-complaint of the individual Arkansas plumber defendant, who likewise proposed a class action cross-claim on behalf of installers of CSST. The parties have cross-motions pending for scheduling the discovery and the disposition of the class certification issue. Omega will oppose both class certification and any request for a national class. The Company believes Omega has valid defenses to the issues of both class certification and product liability and Omega will contest these claims vigorously. At this time the Company believes that no estimation of Omega’s potential liability in the matter can be reasonably made. It is the nature of class action litigation in general, and, accordingly, this matter in particular, that if there should be an adverse decision on the issue of certification of a national class of CSST owners and an adverse decision on the issue of product liability, the financial position and results of operation of Omega could be materially adversely affected.

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

        The Company’s Environmental and Litigation Reserve related to this matter as of the year ended December 31, 2004 was approximately $24.7 million. The reserve as of the quarter ended March 31, 2005 was approximately $22.6 million. The reduction in the reserve includes approximately $583,000 for remediation related expenditures made during the three-months ended March 31, 2005. Based on recent estimates of ongoing remediation costs, and reflecting reductions in the reserve for expenditures incurred in the quarter ending March 31, 2005, the remediation portion of the reserve as of March 31, 2005 is $6,435,000, which amount is included in the $22.6 million reserve discussed above. The reserve balance at March 31, 2005 relates to future obligations under the Plan relating to soil and groundwater remediation, municipal water connections, the TCE PI Trust described above and other administrative expenses of the Met-Coil bankruptcy. Management believes that no additional reserves, beyond those set forth above, are required at this time. These reserves have been established in accordance with Financial Accounting Standard Board Statement No. 5 and Staff Accounting Bulletin No. 92. However, while these reserves represent management’s best estimate of these liabilities, and are based upon known or anticipated claims analysis estimated by various legal, scientific and economic experts, there is no assurance that these reserves will be adequate to meet all potentials claims arising from the environmental contamination at the Lisle, Illinois site. In addition, there can be no assurance that future claims for personal injury or property damage will not be asserted by other plaintiffs against Met-Coil and Mestek with respect to the Lockformer site and facility. See Remediation – Lisle, IL section below.

Remediation – Lisle, IL:

        Met-Coil is continuing the hook-up of certain residences to public water supply and the remediation of the Lockformer facility in Lisle, IL, pursuant to a Work Plan for the site (“on-site remediation”) approved by the Environmental Protection Agency (“EPA”) and is awaiting approval of the remedial standards to be achieved by such Work Plan, as well as the methodology for groundwater remediation, from the IEPA. In the three-months ended March 31, 2005, Met-Coil paid $2,083,000 in costs related to hook-up costs, on-site remediation, and other administrative costs and has a remaining reserve of $6,435,000, as described above, for future remediation costs as of March 31, 2005. The Company has guaranteed to the IEPA up to $3 million of remediation costs incurred by either Met-Coil or, if met-Coil fails to perform the remediation, the IEPA.

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

        The Company’s Environmental Litigation and Remediation Reserve is comprised of the following:

	March 31, 2005	December 31, 2004
	(in thousands)
Estimated Future Remediation costs	$6,435	$7,018
The Illinois Actions, The Honeywell Claims,
The Attorney General Action
and all matters related to pending
Future personal Injury claims in the Lockformer area	---	1,500
Potential Future Obligations to the TCE PI Trust	16,171	16,171
Total Environmental Litigation and Remediation Reserve	$22,606	$24,689

        The Company’s Environmental Litigation Remediation Reserve is reflected as a current liability as of March 31, 2005 and December 31, 2004. The Company is presently studying the limited claim activity which has occurred to date in connection with the TCE PI Trust, which was established in October of 2004, and the pace of activity in the ongoing remediation of the Lockformer site. Based on these analyses, the Company expects to reclassify a portion of the Reserve as a long-term liability as of June 30, 2004.

Other Claims Alleging Releases of Hazardous Materials or Asbestos Related Liability

        The Company is currently a party to over 300 asbestos-related lawsuits, and in the past three-months has been named in approximately 12 new such lawsuits each month, primarily in one county in Illinois where numerous asbestos-related actions have been filed against numerous defendants.

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

        Following is a summary of changes in the Company’s product warranty liability for the three-months ended March 31, 2005 and 2004.

	Three-months ended March 31,
	2005	2004
	(dollars in thousands)
Balance at beginning of period	$3,864	$2,524
Provision for warranty claims	508	452
Warranty claims incurred	(490)	(340)
Balance at end of period	$3,882	$2,636

Note 7 – Subsidiary Bankruptcy

        As a result of the environmental litigation described more fully in Note 6, on August 26, 2003, Met-Coil Systems Corporation (“Met-Coil” or, the “Debtor”), a second-tier subsidiary of Mestek, Inc. (the “Company”) filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).

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

        As Met-Coil retained control of its operations as a “debtor-in-possession” during the period it was operating under the protection of the Bankruptcy Court, the Company did not “deconsolidate” the operations of Met-Coil for accounting purposes. In accordance with generally accepted accounting principles and the related technical literature, the Debtor has established reserves related to the Met-Coil environmental litigation and environmental remediation matters, as more fully described in Note 6.

        The Company as a whole incurred $401,000 and $3,442,000 in legal costs during the three-months ended March 31, 2005 and 2004 relating to the administration of Met-Coil’s Bankruptcy which amounts are reported in the accompanying financial statements under the heading Subsidiary Bankruptcy Professional Fees.

Note 8 – Omega Flex Spin-Off/Mestek “Going Private

Omega Flex Spin-Off

        On January 19, 2005, the Company announced that John E. Reed, the Chairman and Chief Executive Officer of the Company, proposed to a Special Committee of independent directors appointed at the Company’s December 14, 2004 regular Board meeting, (the “Special Committee”), acting on behalf of the Board of Directors, that the Company’s 86% equity interest in Omega Flex, Inc. be spun-off, pro rata, to all of the Company’s public shareholders as of a record date to be established (the “Spin-Off”). In conjunction with the planned Spin-Off, Omega Flex, Inc., on April 29, 2005, filed a preliminary registration statement on Form 10 with the Securities and Exchange Commission under the Securities Exchange Act of 1934. It is expected that Omega Flex, Inc will be a publicly traded, reporting company following the Spin-Off. It is not expected that the Spin-Off will require any vote of the Company’s shareholders; however, the approval of its Board of Directors will be necessary.

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

Special Committee

        Management’s proposal of the Spin-Off as well as the terms, timing and structure of the “going private” transaction generally are to be reviewed and considered by the Special Committee which has been charged with making a recommendation regarding these matters to the full Board of Directors, which will ultimately make the determination of whether to go forward and propose the appropriate vote of the shareholders. There can be no assurances that either the Spin-Off or “going private” transaction will be consummated. See Note 9, Other Restructuring Charges.

Note 9 – Plant Shutdowns and Other Restructuring Charges

Plant Shutdowns

        On March 9, 2004, the Company announced plans to close its Milford, OH, (“Air Clean Damper”) manufacturing operations. The Company sold the principal assets associated with this business and the transaction closed on March 31, 2004. A nominal gain was recorded in the three-month period ended March 31, 2004 and is reflected in Other Income (Expense) for that period. The Milford, OH facility is reflected in the accompanying Condensed Consolidated Financial Statements under the heading Property Held for Sale.

        Late in 2004, the Company’s Metal Forming Segment (Formtek) began to plan a process of consolidation. Early in 2005, Formtek announced 1) the closing of its FMI facility in So. Elgin, Illinois, and 2) its reorganization into operating groups – Formtek Metal Processing (“FMP”), made up of Lockformer, Iowa Precision, Engel, Iowa Rebuilders and Formtek Maine, Formtek Metal Forming (“FMF”) made up of Formtek Cleveland, Hill Engineering and Axon Electric and Formtek International (“FI”), made up of Formtek Beijing and the international sales force.

        The Company is accounting for the costs related to these “exit and disposal” activities, employee severance and related costs of shutting down manufacturing operations, in accordance with FAS 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”). In the three-month periods ended March 31, 2005 and 2004, the Company incurred $249,000 and $336,000, respectively, of such “exit and disposal” costs which are classified separately in the accompanying financial statements under the heading Plant Shutdown and Other Restructuring Charges in accordance with FAS 146.

Other Restructuring Charges

        In the three-month period ended March 31, 2005, the Company’s HVAC segment incurred professional fees and other costs totaling $240,000 in connection with the planned “spin-off” of the Company’s Omega Flex, Inc. subsidiary and subsequent “going private” transaction planned by the Company, as more fully described in Note 8. These costs are reflected in the accompanying financial statements under the heading Plant Shutdown and Other Restructuring Charges.

Item 2 —Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

        Currently, the Company employs approximately 2,719 people primarily in the United States and Canada.

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

        An important part of the Company’s business strategy is to look for niche areas where larger competitors in the HVAC arena choose not to focus or, in our Metal Forming Segment, where strategic enhancement of product offering can result in a more competitive position in the marketplace, and, through acquisition or product and market development, address these opportunities. As a part of this process, we continually review our stable of companies and product lines, evaluating them with respect to allocation of resources for growth, revitalization or sale. Our history over the past twenty years has been growth often through acquisition and this process continues, as does the occasional divestiture or closing of a company or facility.

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

        For 2005, the Company’s HVAC Segment’s budget is based upon an overall stability expected in the construction markets, though the mix of residential, commercial, industrial and institutional construction spending may change, and its Metal Forming Segment’s budget reflects a continuation of the upturn in capital spending, driven in part by the pent-up demand resulting from deferred maintenance as well as increased manufacturing production utilizing the kind of machinery this Segment sells. However, rising commodity prices, especially copper and aluminum, are expected to contribute to upward inflationary pressure, which may also push interest rates higher. While the Company itself has not historically been highly leveraged and thus cost of capital has not been as significant a factor in the Company’s cost structure as it may be in other companies, increases in interest rates could slow the domestic residential construction market or contribute to further declines in the commercial and industrial construction markets, as well as adversely affect the capital goods market recovery. Increased shipping costs and employee benefits expenses (primarily health care costs) also remain a threat to economic growth, which could have an adverse effect on the Company’s operations. The Company’s plans to “go private” subsequent to spinning off its Omega Flex subsidiary, as more fully explained in Note 8, will require additional borrowing which will result in the Company being more leveraged than at present.

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

        Our critical accounting policies and significant estimates and assumptions are described in more detail as follows:

      Environmental Reserves

        As discussed more fully in Note 6 to the Consolidated Financial Statements, Mestek’s subsidiary, Met-Coil Systems LLC (Met-Coil), established reserves to address the cost of administering a trust for the benefit of persons exposed to releases of pollutants by Met-Coil and reserves to address the remaining costs of remediation to its property in Lisle, Illinois. These matters require the Company to monitor estimates, which are inherently judgmental and subject to change on an ongoing basis, and make changes as appropriate.

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

      Investments

As discussed more fully in Note 5 to its 2004 Consolidated Financial Statements , the Company has certain investments in CareCentric, Inc. (CareCentric) which it had historically accounted for by the equity method. On March 29, 2002, the Company transferred certain voting rights to John E. Reed, its Chairman and CEO, in the context of a refinancing transaction under which both the Company and John E. Reed invested additional monies in CareCentric. As a result of the transfer of votes, the Company determined that it no longer had “significant influence” relative to CareCentric, as defined in APB 18 and EITF Issue 98-13, and, accordingly, adopted the cost method of accounting for its investments in CareCentric subsequent to that date. The Company has also concluded that it is not required to consolidate the financial statements of CareCentric under the requirements of FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), as more fully explained in Note 1 to the accompanying Financial Statements.

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

RESULTS OF OPERATIONS

   Three-months ended March 31, 2005 vs. March 31, 2004

Consolidated Operations:

        The Company’s consolidated revenues were up 4.8%, from $93,603,000 in the quarter ended March 31, 2004 to $98,132,000 in the quarter ended March 31, 2005, reflecting generally improved HVAC sales and reduced sales from the Metal Forming Segment, as explained in more detail below. For the Company as a whole, reflecting the growth in revenues, Sales, General and Administrative, and Engineering costs, taken together as a percentage of Total Revenues, were reduced from 25.4% of sales in the three-month period ended March 31, 2004 to 24.7% in the three-month period ended March 31, 2005.

        Core Operating income for the first quarter of 2005 for the Company as a whole increased 12.4%, from $3,480,000 in the first quarter of 2004 to $3,910,000 in the first quarter of 2005, reflecting the effect of the various factors described below. The foregoing core operating income figures, by virtue of the exclusion of the items mentioned, constitute “Non-GAAP Financial Measures” which management believes are useful to investors focused upon ascertaining ongoing operating earnings trends. This should not be construed as an alternative to “operating income” or “net income” (as determined in accordance with generally accepted accounting principles), as an indicator of the Company’s operating performance, as an alternative to cash flows provided by operating activities (as determined by GAAP), or as a measure of liquidity. The foregoing core operating income figures excluding the anomalous items mentioned are presented solely as a supplemental disclosure because management believes they enhance the understanding of the financial performance of a company with substantial anomalous expense items.

        The core operating profits (losses) are reconciled with operating profits (loss) determined in accordance with GAAP as follows:

	Three-months ended March 31,
	2005	2004

Core Operating Profits (Loss)	$3,910,000	$3,480,000
Less Subsidiary Bankruptcy Professional Fees	401,000	3,442,000
Less Environmental Litigation and Remediation	--	219,000
Less Plant Shutdown and Other Restructuring Charges	489,000	336,000
Operating Profits (Losses) per GAAP	$3,020,000	($517,000)

        Income Tax Benefit, as a percentage of pretax loss, was 44.8% in the three-months ended March 31, 2005 reflecting the effects of minimum taxes in certain states which offsets the utilization of tax losses and diminishes the effective rate associated with the income tax benefits recorded in relation to the tax losses recorded in the quarter. Income taxes as a percentage of pretax income for the three-months ended March 31, 2004 were 21.0%.

HVAC Segment Operations:

        Total Revenues in the Company’s HVAC Segment increased 12.1% during the first quarter of 2005 relative to the first quarter of 2004 reflecting improvements in Hydronic Product sales, which were up 12.7% from $25.9 million to $29.2 million, and increased sales from the Segment’s Gas and Industrial Products Group, which were up 18.6% from $24.2 million to $28.7 million. The Gas and Industrial Products Group’s sales were impacted principally by increased sales from the Segment’s Omega Flex unit, which has continued to enjoy solid growth in its “Trac-Pipe®” gas piping product sales, and by increased sales of gas-fired commercial heating equipment. The Company believes these top line improvements are partially, but not principally, reflective of sales price increases implemented to pass on raw material cost increases which have been substantial in the last fifteen months for the HVAC industry. More significantly, low interest rates and a relatively healthy economy have helped sustain residential, and to a lesser extent commercial, construction and positively impacted sales of these HVAC product groups. Revenues in the Air Distribution and Cooling Products Group were up only 3.1%, from $19.4 million to $20.0 million, reflecting competitive pressures the Segment faces in this product group.

        The HVAC Segment’s gross profit margins overall were relatively flat, from 29.9% in the first quarter of 2004 to 30.0% in the first quarter of 2005. This resulted principally from the effect of higher revenues which allowed unit costs to decrease thereby compensating to some extent for material cost increases not able to be fully passed on in product prices. The Segment expects, however, that its gross profit margins will be under continual pressure in future periods as it copes with inflationary pressures presently effecting copper, steel, aluminum and other commodities used in its products, although the Company has taken actions to raise prices where possible to off set such cost increases.

        Operating profits for the HVAC segment for the three-months ended March 31, 2005 were up 62.5% relative to the three-months ended March 31, 2004 from $3.2 million to $5.2 million, reflecting the effects of the top line growth described above and the segment’s success at holding its gross profit margins overall during a period of significant material cost increases. The Company continues to focus its efforts on overhead reduction in all areas in order to adapt to present conditions in the HVAC industry.

Metal Forming Segment Operations:

        Total Revenues in the Company’s Metal Forming Segment decreased by 19.2% during the first quarter of 2005 relative to the first quarter of 2004, from $25.0 million to $20.2 million, owing principally to an approximately $2.5 million smaller pool of orders to ship in the backlog compared to the prior year, a failure to complete approximately 36% of the orders scheduled in March, and significant decreases in revenues at Formtek Cleveland and a significant decrease in revenues and gross margins at Engel. The Metal Forming Segment’s business is characterized at times by relatively large orders such that the timing of revenue recognition, which is generally coincident with shipment, can be significant to the Segment’s results in any one quarter. As of March 31, 2005, the Segment was holding, at the request of customers, finished goods otherwise ready to be shipped totaling $1,469,000 in revenues. These orders were shipped and billed in April, 2005. The Segment’s sales backlog was $28.7 million at March 31, 2005, up from approximately $25.3 million at December 31, 2004, and the current backlog at April 30, 2005 has increased to approximately $31.8 million. Bookings for the first quarter of 2005 were $23.6 million, down 11% from the $26.6 million booked in the three-months ended March 31, 2004. Sales strength continues to be primarily in metal construction products and other segments remain weak. Significant increases have also been seen in European and Asian order levels, especially in April. Overall sales closure rates remains inconsistent.

        Gross profit margins for the Segment during the quarter ended March 31, 2005 were 23.9%, down from 27.8% in the March 2004 quarter, due to continuing price competition in the marketplace, the completion of significant orders quoted and accepted by Formtek Maine before the 2004 significant increases in the costs of metals, additional and unexpected warranty costs at Hill and Formtek Cleveland, and a product mix with overall lower gross margins at Lockformer, Formtek Maine, Hill Engineering and Iowa Rebuilders. Reflecting the factors described above, the Metal Forming Segment’s “core” operating results for the quarter fell from ($23,000) in the 2004 period to ($1,597,000) in the 2005 period. The 2005 core operating loss figure includes approximately ($359,000) in “start-up” losses in the rebuilding ($150,000), China-based assembly ($6,000), Flexible Fabrication ($105,000) and B&K—CMP ($98,000) operations. The results of operations of the electrical distribution start up turned positive $28,000, in the first quarter. The Company expects that the results of operations of the rebuilding and China-based assembly will be slightly positive in 2005, and the other “start ups”, other than B & K—CMP, will not suffer significant losses in 2005. Core Operating results included product development expense of $322,000 for the quarter ended March 31, 2005 and $125,000 for the quarter ended March 31, 2004.

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

        The Core operating profits (losses) are reconciled with operating profits (losses) determined in accordance with GAAP as follows:

	Three-months ended March 31,
	2005	2004

Core operating profits in
entities included in the Segment at 12/31/03	($ 581,000)	$ 611,000
Start-up losses discussed above	(359,000)	(415,000)
Product development costs discussed above	(322,000)	(125,000)
All other	(335,000)	(94,000)
Core Operating Profits (Loss) for the Segment	(1,597,000)	(23,000)
Less Subsidiary Bankruptcy Professional Fees	401,000	3,442,000
Less Plant Shutdown Expenses	192,000	--
Less Environmental Litigation and Remediation	---	219,000
Operating Losses per GAAP	($2,190,000)	($3,684,000)

        The Company believes that the mutually reinforcing franchises it has acquired under the Formtek name, including Cooper-Weymouth Peterson, Rowe, CoilMate/Dickerman, Yoder, Krasny-Kaplan, Mentor AGVS, Lockformer, Iowa Precision, Hill Engineering, B&K, and Dahlstrom, as well as the recently acquired Engel Industries, Inc. and the start-ups of a rebuilding operation, Iowa Rebuilders, an electrical distributor, Axon Electric, a Beijing-based assembly facility, Formtek Machinery (Beijing), a flexible fabrication capability in Cedar Rapids and a metal processing facility, B&K—CMP, will allow it to maintain and expand its core competencies, positioning this Segment very well for the rigors of the cyclical machine tool industry. The Company expects to continue to spend on sales, marketing and product development initiatives at current rates for the foreseeable future and to continue the program of cooperation and consolidation.

        Management believes that the continuing effects of globalization on manufacturing costs continue to present the Company with significant opportunities. The Company is pursuing in this regard, for all of its businesses, initiatives in Asia and Europe aimed at sourcing machined parts and components for use in its North American factories, and in Asia, assembling discrete stand-alone equipment and sub-assemblies on a limited basis, with ultimate plans to sell select machinery in Asian, Australian and Middle East markets and throughout the world. The Company expects to continue investing to provide infrastructure and support for these initiatives. Formtek’s wholly owned foreign enterprise, Formtek Machinery (Beijing) Co., Ltd, was registered in September of 2003 and began assembly operations of roll forming and metal cutting equipment in a 2800 square meter facility in the Changping District of Beijing in the first quarter of 2004. The Company has also expanded its direct sales and service force at its office in Fribourg, Switzerland.

LIQUIDITY AND CAPITAL RESOURCES

        The Company’s total debt (long-term debt plus current portion of long-term debt) increased in the first quarter of 2005 from $27,980,000 at December 31, 2004 to $32,498,000 at March 31, 2005, reflecting principally the effect of increased investments in inventory balances. Increased inventory balances reflect normal seasonal growth as well as the effect of revenue and backlog growth described above and also the effect of material cost inflation which has effected copper, steel, aluminum, scrap steel and other commodities the Company uses over the last 15 months.

        The Company has not paid dividends on its common stock since 1979.

        The Company remains relatively modestly leveraged with a debt (short-term debt plus long-term debt) to equity ratio of approximately 27.6% as of March 31, 2005. The Company believes its liquidity position at December 31, 2004 is adequate to meet foreseeable future needs. As more fully explained in Note 6 to the Company’s 2004 Consolidated Financial Statements, on October 19, 2004, the Company entered into a multi-bank, $70 million three-year committed, unsecured revolving loan and letter of credit agreement. As more fully explained in Note 8 to the condensed consolidated financial statements, the Company has announced plans to “spin-off” its Omega Flex, Inc. subsidiary and subsequently “Go Private” which will require additional borrowings and will result in the Company being more leveraged than at present.

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

        The Company’s Environmental and Litigation Reserve related to this matter as of the year ended December 31, 2004 was approximately $24.7 million. The reserve as of the quarter ended March 31, 2005 was approximately $22.6 million. The reduction in the reserve includes approximately $583,000 for remediation expenditures made during the three-months ended March 31, 2005. Based on recent estimates of ongoing remediation costs, and reflecting reductions in the reserve for expenditures incurred in the quarter ending March 31, 2005, the remediation portion of the reserve as of March 31, 2005 is $6,435,000, which amount is included in the $22.6 million reserve discussed above. The reserve balance at March 31, 2005 relates to future obligations under the Plan relating to soil and groundwater remediation, municipal water connections, the TCE PI Trust described above and other administrative expenses of the Met-Coil bankruptcy. Management believes that no additional reserves, beyond those set forth above, are required to be taken at this time. These reserves have been established in accordance with Financial Accounting Standard Board Statement No. 5 and Staff Accounting Bulletin No. 92. However, while these reserves represent management’s best estimate of these liabilities, and are based upon known or anticipated claims analysis estimated by various legal, scientific and economic experts, there is no assurance that these reserves will be adequate to meet all potentials claims arising from the environmental contamination at the Lisle, Illinois site. In addition, there can be no assurance that future claims for personal injury or property damage will not be asserted by other plaintiffs against Met-Coil and Mestek with respect to the Lockformer site and facility. See Remediation – Lisle, IL section below.

      Remediation – Lisle, IL:

        Met-Coil is continuing the hook-up of certain residences to public water supply and the remediation of the Lockformer facility in Lisle, IL, pursuant to a Work Plan for the site (“on-site remediation”) approved by the Environmental Protection Agency (“EPA”) and is awaiting approval of the remedial standards to be achieved by such Work Plan, as well as the methodology for groundwater remediation, from the IEPA. In the three-months ended March 31, 2005, Met-Coil paid $2,083,000 in costs related to hook-up costs, on-site remediation, and other administrative costs and has a remaining reserve of $6,435,000, as described above, for future remediation costs as of March 31, 2005. The Company has guaranteed to the IEPA up to $3 million of remediation costs incurred by either Met-Coil or, if met-Coil fails to perform the remediation, the IEPA.

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

        The Company’s Environmental Litigation and Remediation Reserve is comprised of the following:

	March 31, 2005	December 31, 2004
	(in thousands)
Estimated Future Remediation costs	$6,435	$7,018
The Illinois Actions, The Honeywell Claims,
The Attorney General Action
and all matters related to pending
Future personal Injury claims in the Lockformer area	---	1,500
Potential Future Obligations to the TCE PI Trust	16,171	16,171
Total Environmental Litigation and Remediation Reserve	$22,606	$24,689

        The Company’s Environmental Litigation Remediation Reserve is reflected as a current liability as of March 31, 2005 and December 31, 2004. The Company is presently studying the limited claim activity which has occurred to date in connection with the TCE PI Trust, which was established in October of 2004, and the pace of activity in the ongoing remediation of the Lockformer site. Based on these analyses, the Company expects to reclassify a portion of the Reserve as a long-term liability as of June 30, 2004.

      Other Claims Alleging Releases of Hazardous Materials or Asbestos Related Liability

        The Company is currently a party to over 300 asbestos-related lawsuits, and in the past three-months has been named in approximately 12 new such lawsuits each month, primarily in one county in Illinois where numerous asbestos-related actions have been filed against numerous defendants.

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

        Following is a summary of changes in the Company’s product warranty liability for the three-months ended March 31, 2005 and 2004.

	Three-months ended March 31,
	2005	2004
	(dollars in thousands)
Balance at beginning of period	$3,864	$2,524
Provision for warranty claims	508	452
Warranty claims incurred	(490)	(340)
Balance at end of period	$ 3,882	$2,636

FUTURE IMPACT OF KNOWN TRENDS OR UNCERTAINTIES

        The Company’s operations are sensitive to a number of market factors, any one of which could materially adversely affect its results of operations in any given year:

        Construction Activity—The Company’s largest Segment, its Heating, Ventilating, and Air Conditioning (HVAC) Segment, is directly affected and its other Segment, Metal Forming, is indirectly affected by commercial construction projects and residential housing starts. Relatively lower interest rates in 2004 and 2005 to date have sustained relatively strong sales of residential and commercial HVAC products. Significant increases in interest rates or reductions in construction activity in future periods, however, can be expected to adversely affect the Company’s revenues, possibly materially.

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

        Credit Availability— Although interest rates trended lower in the beginning of 2004, interest rates began to increase in the last two quarters of 2004 and in 2005 to date and credit availability continues to be critical to the Company’s customers and suppliers. As the Company’s customer base includes many small to medium size businesses a contraction in credit availability could significantly impact the Company’s operations.

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

        Environmental Laws Affecting Operations and Product Design— The Company is subject to numerous laws and regulations that govern the discharge and disposal of materials into the environment. The Company’s operations and its HVAC products that involve combustion, refrigeration, air conditioning and related technologies as currently designed and applied entail the risk of future noncompliance with the evolving landscape of environmental laws regulations and industry standards. The cost of complying with the various environmental laws, regulations and industry standards is likely to increase over time, and there can be no assurance that the cost of compliance, including changes to manufacturing processes and design changes to current HVAC product offerings that involve the creation of carbon dioxide or other currently unregulated compounds emitted in atmospheric combustion, or efficiency standards, will not over the long-term and in the future have a material adverse affect on the Company’s results of operations. In addition, a growing trend of governmental units and business entities to mandate or favor compliance with environmentally-based rating systems in the construction of buildings (such as “LEED” standards) may change the nature of HVAC products accepted in the marketplace and may have a materially adverse affect on the Company’s results of operations.

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

Item 4A – Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

At the end of the fiscal first quarter of 2005, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that the Company records, processes, summarizes and reports in a timely manner the information the Company management, including the chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s Disclosure Controls and Procedures as defined in the Rule 13a-15(e) of Securities Exchange Act of 1934. Based on that evaluation, the chief executive officer and chief financial officer have concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the purposes described in Rule 13a-15(e), and no changes are required at this time.

(b) Changes in Internal Controls.

There was no change in the Company’s “internal control over financial reporting”(as defined in rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the three-month period covered by this Report on Form 10-Q that has materially affected or is reasonable likely to materially affect the Company’s internal control over financial reporting subsequent to the date the chief executive officer and chief financial officer completed their evaluation. The Company has, however, conducted remedial training in certain locations during the three-month period ended March 31, 2005 relative to its policies on revenue recognition in response to certain lapses in procedure which were noted during the 2004 audit of the Company’s financial statements and which were disclosed in this Item 4 (b) in the Company’s Report on Form 10-K for 2004.

PART II — OTHER INFORMATION

Item 1 – Legal Proceedings

        The Company is not presently involved in any litigation that it believes could materially and adversely affect its financial condition or results of operations except as described in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations-above and in Note 6 to the Company’s Condensed Consolidated Financial Statements, which are a part of this Quarterly Report on Form 10-Q. No material legal proceedings were instituted or terminated in the quarter ended on March 31, 2005, nor is the Company aware of any governmental agency investigations or proceedings other than as discussed in Note 6 of the Company’s Condensed Consolidated Financial Statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations which are a part of this Quarterly Report on Form 10-Q

Item 6 — Exhibits

Exhibit No.	Description

11.0	Statement re Computation of Per Share Earnings.
31.1	Certification of Chief Executive Officer of Mestek, Inc. pursuant to Rule 15d-14(a)
promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer of Mestek, Inc. pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.0	Certification of Chief Executive Officer and Chief Financial Officer of Mestek, Inc.,
pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 2005	MESTEK, INC. (Registrant) BY: /S/ STEPHEN M. SHEA —————————————— Stephen M. Shea Senior Vice President – Finance and CFO (Chief Financial Officer)

EXHIBIT 31.1

I, John E. Reed, Chief Executive Officer, Mestek, Inc., certify that:

    1.        I have reviewed this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005, of Mestek, Inc.(the “registrant”);

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 16, 2005	BY: /S/ JOHN E. REED —————————————— John E. Reed Chief Executive Officer)

EXHIBIT 31.2

I, Stephen M. Shea, Chief Financial Officer of Mestek, Inc., certify that:

    1.        I have reviewed this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005, of Mestek, Inc.(the “registrant”);

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 16, 2005	BY: /S/ STEPHEN M. SHEA —————————————— Stephen M. Shea Chief Financial Officer

EXHIBIT 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

Each of the undersigned hereby certifies, for the purposes of 18 U.S.C. Section 1350, in his capacity as an officer of Mestek, Inc. (the “Company”), that, to his knowledge:

(a)	the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended March 31, 2005, as filed with the Securities and Exchange Commission (the “Report”), fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(b)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 16, 2005

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