Form 10-Q
period 2005-06-30
MESTEK INC
filed 2005-08-16
CIK 65195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
xx QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes No xx

        The number of shares of the registrant’s common stock issued and outstanding as of August 1, 2005 was 8,732,125.

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

MESTEK, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE SIX MONTHS ENDED JUNE 30, 2005

In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

MESTEK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2005 (Unaudited)	December 31, 2004
	(Dollars in thousands)
ASSETS
Current Assets
Cash and Cash Equivalents	$3,151	$1,952
Accounts Receivable - less allowances of,
$2,641 and $2,649 respectively	55,668	51,997
Inventories	64,987	59,531
Deferred Tax Assets	13,414	14,232
Income tax Refund Receivable	1,152	1,152
Other Current Assets	7,027	8,020
Omega Flex Assets Held for Spin-Off (see Note 8)	16,153	14,608
Total Current Assets	161,552	151,492
Property and Equipment - net	51,331	48,149
Property Held for Sale	1,275	1,297
Deferred Tax Asset	5,182	6,980
Other Assets and Deferred Charges - net	4,703	4,313
Goodwill	18,066	18,130
Omega Flex Assets Held for Spin-Off (see Note 8)	15,674	25,795
Total Assets	$257,783	$256,156

See the Notes to Condensed Consolidated Financial Statements

MESTEK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

	June 30, 2005 (Unaudited)	December 31, 2004
	(Dollars in thousands)
LIABILITIES, AND SHAREHOLDERS' EQUITY
Current Liabilities
Short Term Notes Payable	$32,000	$20,000
Current Portion of Long-Term Debt	509	582
Accounts Payable	13,873	15,760
Accrued Expenses	14,125	13,938
Reserve for Equity Investment Losses	4,000	4,000
Customer Deposits	10,967	8,007
Environmental Reserves	2,000	4,244
Other Accrued Liabilities	13,630	14,636
Omega Flex Liabilities related to Spin-Off (see Note 8)	9,371	12,645
Total Current Liabilities	100,475	93,812
Environmental Reserves	19,445	20,445
Long-Term Debt	3,601	3,802
Pension Obligations	1,208	1,208
Other Liabilities	6,444	16,672
Omega Flex Liabilities related to Spin-Off (see Note 8)	3,513	3,719
Total Liabilities	134,686	139,658
Minority Interests	748	774
Shareholders' Equity
Common Stock - no par, stated value $0.05 per share,
9,610,135 shares issued	479	479
Paid in Capital	16,938	15,434
Retained Earnings	116,836	112,165
Treasury Shares, at cost, (878,010 and 1,010,032
common shares, respectively)	(11,293)	(12,103)
Accumulated Other Comprehensive Loss	(611)	(251)
Total Shareholders' Equity	122,349	115,724
Total Liabilities and Shareholders' Equity	$257,783	$256,156

See the Notes to Condensed Consolidated Financial Statements.

MESTEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands, except earnings per common share)
Net Sales	$90,536	$86,434	$175,417	$168,949
Cost of Goods Sold	66,894	64,048	130,321	124,705
Gross Profit	23,642	22,386	45,096	44,244
Selling Expense	11,364	11,844	22,815	23,468
General and Administrative Expense	5,168	4,422	10,905	9,196
Engineering Expense	3,441	3,463	6,365	7,497
Environmental Litigation/Remediation	—	468	—	687
Plant Shutdown Expense and Other Restructuring Charges	413	519	901	855
Operating Profit before Reorganization Items	3,256	1,670	4,110	2,541
Subsidiary Bankruptcy Professional Fees	36	3,581	437	7,023
Operating Profit (Loss)	3,220	(1,911)	3,673	(4,482)
Interest Income (Expense) net	(388)	(318)	(693)	(510)
Other Income (Expense) - net	(257)	(243)	(494)	(8)
Income (Loss) from Continuing Operations Before Income Taxes	2,575	(2,472)	2,486	(5,000)
Income Tax Expense (Benefit)	977	(870)	1,003	(1,839)
Income (Loss) from Continuing Operations	$1,598	($1,602)	$1,483	($3,161)
Discontinued Operations (See Note 8):
Income from Operations of Discontinued
Business Before Taxes	3,014	1,958	5,529	4,073
Applicable Income Tax Expense	1,280	823	2,341	1,707
Income from Operations of Discontinued Business	1,734	1,135	3,188	2,366
Net Income (Loss)	$3,332	($467)	$4,671	($795)
Basic Earnings (Loss) Per Common Share:
Continuing Operations	0.19	(0.18)	0.17	(0.36)
Discontinued Operations	0.20	0.13	0.37	0.27
Net Income	$0.39	($0.05)	$0.54	($0.09)
Basic Weighted Average Shares Outstanding	8,628	8,707	8,614	8,715
Diluted Earnings (Loss) Per Common Share:
Continuing Operations	0.19	(0.18)	0.17	(0.36)
Discontinued Operations	0.20	0.13	0.37	0.27
Net Income (Loss)	$0.39	($0.05)	$0.54	($0.09)
Diluted Weighted Average Shares Outstanding	8,628	8,707	8,614	8,715

See the Notes to Condensed Consolidated Financial Statements.

MESTEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2005	2004
	(Dollars in thousands)
Cash Flows from Continuing Operating Activities:
Net Income (Loss) from Continuing Operations	$1,483	($3,161)
Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	3,805	2,961
Provision for Losses on Accounts
Receivable, net of write offs & recoveries	(8)	(145)
Non Cash Stock-Based Compensation	788	—-
Change in Assets And Liabilities Net Of Effects of Acquisitions Dispositions:
Accounts Receivable	(3,663)	(5,156)
Inventory	(5,456)	(6,457)
Accounts Payable	(1,887)	(492)
Other Liabilities	(954)	(4,111)
Other Assets	3,283	660
Net Cash Provided by (Used in) Continuing Operating Activities	(2,609)	(15,901)
Net Cash Provided by (Used in) Discontinued
Operations (see Note 8)	(1,411)	2,580
Cash Flows from Investing Activities:
Capital Expenditures	(6,965)	(453)
Net Cash Provided by (Used in) Continuing Investing Activities	(6,965)	(453)
Net Cash Provided by (Used in) Investing Activities
of Discontinued Operations (see Note 8)	(539)	(58)
Cash Flows from Financing Activities:
Net Borrowings (Payments) Under Revolving Credit Agreements	12,000	7,053
Principal Payments Under Long-Term Debt Obligations	(274)	(272)
Common Stock Repurchased	———	(1,018)
Increase (decrease) in Minority Interests	(26)	(37)
Net effect on Shareholders' Equity from Stock Option
Activity (see Note 10)	1,526	—
Net Cash Provided by (Used in) Continuing Financing Activities	13,226	5,726
Net Cash Provided by (Used in) Financing Activities
Discontinued Operations (see Note 8)	(92)	3,503
Net Increase (Decrease) in Cash and Cash Equivalents	1,610	(4,603)
Translation Effect on Cash	(411)	(218)
Cash and Cash Equivalents - Beginning of Period	1,952	10,423
Cash and Cash Equivalents - End of Period	$3,151	$5,602

See the Notes to Condensed Consolidated Financial Statements.

MESTEK, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Significant Accounting Policies

Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Mestek, Inc. (Mestek) and its majority owned subsidiaries (collectively the “Company”). The financial statements as reported in Form 10-Q reflect all adjustments, including those of a normal recurring nature, which are, in the opinion of management, necessary to a fair statement of results for the three- and six-month period ended June 30, 2005 and 2004.

        These financial statements should be read in conjunction with the Annual Report on Form 10-K, and in particular the audited financial statements, for the fiscal year ended December 31, 2004. Accordingly, Note disclosures that would substantially duplicate the disclosures contained in the latest audited financial statements have been omitted from this filing. See Note 8 for a discussion of the Company’s Spin-Off on July 29, 2005 of its subsidiary, Omega Flex, Inc., and the related financial presentation.

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

        As of January 1, 2003, the Company adopted the disclosure requirements of FAS No 148, Accounting for Stock-Based Compensation — Transition and Disclosure. The Company made no option grants, modifications of option grants, or settlement of option grants during the three-month period ended June 30, 2005 or June 30, 2004.

        On October 27, 2004, the Company changed the exercise price of 25,000 options expiring in 2011 from $23.25 per share to the then current market value of $17.85 per share, and 70,000 additional options expiring in 2009 from $20.00 per share to the then current market value of $17.85 per share. The Company has accounted for these options subsequent to October 27, 2004 using ‘variable accounting’ which resulted in a pre-tax charge to earnings of $323,000 and $788,000 in the second quarter and first six months of 2005, respectively. For the purpose of the pro forma below, the effect of the above re-pricing was also included in the computation of compensation cost under the fair value method described below.

        Had the ‘fair value method’ of accounting been applied to the Company’s stock option plan, with compensation cost for the Plan determined on the basis of the fair value of the options at the grant date, the Company’s net income and earnings per share would have been as follows:

	Three-months Ended June 30				Six-months Ended June 20
	2005	2004	2005	2004
	(dollars in thousands, except earnings per common share)
Net (loss) Income - as reported	$3,332	($467)	$4,671	($795)
Plus: Stock-based compensation reflected in net income	370	103	800	217
Less: Compensation expense	(16)	(18)	(32)	(36)
Net (loss) Income - pro forma	$3,686	($382)	$5,439	($614)
Basic (Loss) Income per share - as reported	$0.39	($ 0.05)	$0.55	($0.09)
Plus: Stock-based compensation reflected in net income	0.05	0.01	0.09	0.02
Less: Compensation expense	---	---	---	---
Basic (Loss) Income per share - - pro forma	$0.43	($0.04)	$0.64	($0.07)
Diluted (Loss) Income per share - as reported	$0.39	($0.05)	$0.54	($0.09)
Plus: Stock-based compensation reflected in net income	0.04	0.01	0.09	0.02
Less: Compensation expense	---	---	---	---
Diluted (Loss) Income per share - - pro forma	$0.43	($0.04)	$0.63	($0.07)

Income Taxes

        Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Cash paid for income taxes was $1,063,000 and $409,000 during the six-months ended June 30, 2005 and 2004, respectively.

Other Comprehensive Income (Loss)

        For the three- and six-months ended June 30, 2005 and 2004, respectively, the components of other comprehensive loss consisted of foreign currency translation adjustments, and “mark to market” adjustments relating to a ‘hedge transaction’ interest rate swap entered into in February of 2004, as more fully explained in Note 3 to these Condensed Consolidated Financial Statements. Other comprehensive income (loss) was ($375,000) and ($39,000), for the three months ended June 30, 2005 and 2004, respectively and ($360,000) and ($229,000), for the six-months ended June 30, 2005 and 2004, respectively.

Reclassification

        Reclassifications have been made to previously issued financial statements to conform to the current year presentation. See Note 8 relating to the Discontinued Operations presentation for the Company’s Omega Flex, Inc. subsidiary which was “spun-off” on July 29, 2005.

Recent Accounting Pronouncements

        In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) amends SFAS No. 123 to require that companies record as expense the effect of equity-based compensation, including stock options over the applicable vesting period. We currently disclose the effect on income that stock options would have were they recorded as expense. SFAS No. 123(R) also requires more extensive disclosures concerning stock options than required under current standards. The new rule applies to option grants made after a company’s adoption of the standard, as well as options that are not vested at the date of adoption. SFAS No. 123(R) becomes effective in our case not later than the beginning of the fiscal year that begins after December 15, 2005. We do not currently expect to elect early adoption of this standard and have not determined whether we will apply this new standard prospectively in the first quarter of 2006, retroactively from the beginning of 2006, or on a restated basis for all prior periods on a comparable basis. We do not expect that the adoption of SFAS No. 123(R) will have a material impact on our future results of operations.

        In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). Previously, APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” required the inclusion of the cumulative effect of changes in accounting principle in net income of the period of the change. SFAS No. 154 requires companies to recognize a change in accounting principle, including a change required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements. The Company will assess the impact of a retrospective application of a change in accounting principle in accordance with SFAS No. 154 when such a change arises after the effective date of January 1, 2006.

Note 2 — Inventories

	June 30, 2005 (unaudited)	December 31, 2004 (audited)
	(dollars in thousands)

Finished Goods	$20,175	$18,074
Work-in-progress	24,445	23,638
Raw materials	32,491	29,150
	77,111	70,862
Less reserve for LIFO method of valuation	(12,124)	(11,331)
	$64,987	$59,531

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

Note 3 — Debt

	June 30, 2005 (unaudited)	December 31, 2004 (audited)
	(dollars in thousands)

Revolving Loan Agreement	$32,000	$20,000

        Revolving Loan Agreement – On October 19, 2004, the Company entered into a three year, $70,000,000, committed, unsecured, multi-bank revolving loan and letter of credit facility (the “Facility”), led by Bank of America (successor to Fleet National Bank, the Company’s long-term lender), refinancing the Company’s existing $50,000,000 credit facility which would have otherwise matured on October 29, 2004. As with the prior facility, borrowings under the Facility bear interest, at the Company’s election, at a floating rate based on the lenders’ prime or base rate or, for short term borrowings, at a rate based upon the daily British Bankers Association (“BBA”) LIBOR rate. The Facility contains affirmative and negative covenants, typical of such financing transactions, and specific financial covenants which require the Company to maintain a minimum consolidated net worth, a minimum cash flow coverage ratio and a maximum cash flow leverage ratio. As of June 30, 2005 and December 31, 2004, the Company was in compliance with all of the financial covenants required under the Facility. Revolving borrowings under the Facility are due and payable in full on the maturity date of the Facility, which is October 19, 2007. Most of the Company’s operating subsidiaries guaranty the obligations of the Company under the Facility. The Credit Agreement relating to the Facility also contains restrictions regarding the creation of indebtedness, the occurrence of mergers or consolidations, the sale of subsidiary stock and the payment of dividends in excess of 50 percent (50%) of net income. The Company had outstanding at June 30, 2005, $16,978,000 in standby letters of credit issued in connection with the Met-Coil bankruptcy reorganization plan, as more fully explained in Note 6, and $8,577,000 issued principally in connection with its commercial insurance programs. The balance outstanding under the facility was $32,000,000 at June 30, 2005.

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

        Changes in the fair value of the swap, designated as a cash flow hedge, are reflected as a component of Other Comprehensive Income (Loss) and reclassified into earnings (interest expense) in the same period or periods during which the hedged transaction affects earnings. The derivative instrument is carried at fair value on the Consolidated Balance Sheet in the applicable line item “Other Assets” or “Other Liabilities”.

        In connection with this interest rate swap transaction, the Company recorded an after-tax charge of $47,000 in Other Comprehensive Income (Loss) during the three-month period ended June 30, 2005 and an after tax credit of $248,000 during the three-month period ended June 30, 2004, reflecting interest rate fluctuations during these period. The Company’s exposure to credit loss on its interest rate swap in the event of nonperformance by the counterparties is believed to be remote as the Company effected this swap through its principal bank, Bank of America, requiring that the counterparty have a strong credit rating.

Long-term Debt:

        Long-term debt consisted of the following:

	June 30, 2005 (unaudited)	December 31, 2004
	(dollars in thousands)

Industrial Development Bond	$4,050	$4,297
Other Notes Payable	60	87
	4,110	4,384
Less Current Maturities	(509)	(582)
Long Term Debt	$3,601	$3,802

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

        Omega Flex, Inc. Long Term Debt – The following indebtedness is included in “Omega Flex Liabilities Related to Spin-off” on the accompanying June 30, 2005 and December 31, 2004 balance sheets: (See Note 8.)

        Note Payable-Sovereign Bank — On April 16, 2004, the Company’s former second tier subsidiary, Exton Ranch, Inc. (“Exton Ranch”), borrowed $3,720,000 from Sovereign Bank, secured by the manufacturing facility owned by Exton Ranch and occupied, in part, by the Company’s subsidiary, Omega Flex, Inc. (“Omega”) in Exton, PA. The loan bears interest at a LIBOR-based variable rate, payable monthly in arrears. Principal under the loan is amortized over a 20-year period with a ten-year maturity. The borrower also has the ability to prepay the loan during the term thereof without penalty. The loan is secured by a first priority mortgage on the property, and a collateral assignment of leases, and fixture filing. Exton Ranch is a wholly owned subsidiary of Omega, the primary tenant of the building, and Omega guaranteed the payment and performance of the obligations of Exton Ranch under the various loan agreements. Omega was “spun-off” from the Company as of July 29, 2005 (see Note 8). Accordingly, this obligation will no longer appear on the Company’s books or records. Certain inter-company dividends paid from Omega to Mestek in 2004 and 2005, prior to the “spin-off” transaction described in more detail in Note 8, caused Omega to be in technical default of two loan covenants relating to this note payable for certain periods. Based on discussions with Sovereign Bank, Mestek and Omega are expecting that the bank will waive such defaults. The Company believes that Omega is in compliance with all required covenants as of June 30, 2005.

        Cash paid for interest was $744,000 and $265,000 during the six-months ended June 30, 2005, and 2004, respectively.

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

        Information presented in the following tables relates to continuing operations only. Operating data related to the HVAC segment’s Omega Flex, Inc. subsidiary have been reclassified to Discontinued Operations (see Note 8) in accordance with SFAS 144.

Three Months ended
June 30, 2005:
(in thousands)

	HVAC		Metal Forming		All Other	Totals

Revenues from External Customers	$63,101		$27,435		$---	$90,536
Segment Operating Profit (Loss)	$2,854	**	$366	*	$---	$3,220

* includes $316 in plant shutdown expenses in accordance with FAS 146, as more fully described in Note 9.

** includes $97 in professional fees related to the Omega Flex spin-off and Mestek “Going Private” transactions, as more fully described in Note 8.

Three Months ended
June 30, 2004:
(in thousands)

	HVAC		Metal Forming		All Other	Totals

Revenues from External Customers	$65,060		$21,374		$---	$86,434
Segment Operating Profit (Loss)	$1,787	**	($3,698)	*	$---	($1,911)

* includes $468 in environmental litigation and remediation expenses and $3,581 in subsidiary bankruptcy professional fees, as more fully described in Notes 6 and 7.

** includes $519 in plant shutdown expenses in accordance with FAS 146, as more fully described in Note 9.

Six Months ended
June 30, 2005:
(in thousands)

	HVAC		Metal Forming		All Other	Totals

Revenues from External Customers	$127,768		$47,649		$---	$175,417
Segment Operating Profit (Loss)	$5,135	**	($1,462)	*	$---	$3,673

* includes $437 in subsidiary bankruptcy professional fees and $564 in plant shutdown expenses in accordance with FAS 146, as more fully described in Notes 7 and 9.

** includes $337 in professional fees related to the Omega Flex spin-off and Mestek “Going Private” transactions, as more fully described in Note 8.

Six Months ended
June 30, 2004:
(in thousands)

	HVAC		Metal Forming		All Other	Totals

Revenues from External Customers	$123,498		$45,380		$71	$168,949
Segment Operating Profit (Loss)	$2,926	**	($7,382)	*	($26)	($4,482)

* includes $687 in environmental litigation and remediation expenses and $7,023 in subsidiary bankruptcy professional fees, as more fully described in Notes 6 and 7.

** includes $855 in plant shutdown expenses in accordance with FAS 146, as more fully described in Note 9.

HVAC Segment Revenues by HVAC Product Group:

	Three Months ended June 30:				Six Months ended June 30:
	2005	2004	2005	2004
	(dollars in thousands)
Hydronics Products	$29,648	$29,380	$58,818	$55,290
Air Distribution and Cooling Products	22,340	24,050	42,348	43,426
Gas and Industrial Products	11,113	11,630	26,602	24,782
Total HVAC Segment Revenues	$63,101	$65,060	$127,768	$123,498

Note 5 — Retirement Plans

Defined Benefit Plans

        The Company’s second-tier subsidiary, Met-Coil, maintained, prior to its acquisition by the Company’s subsidiary, Formtek, Inc. on June 3, 2000, several defined benefit pension plans (the Met-Coil Plans) covering certain of its employees. The Met-Coil Plans were “frozen” and merged prior to the acquisition, “locking in” retirement benefits earned to that date and precluding any further benefits for future service. Due to recent adverse investment performance and reduced expectations of future investment earnings, the combined Met-Coil Plans’ administrator has determined that the Accumulated Benefit Obligation, the present value of future pension obligations to Met-Coil Plan participants, exceeds the fair market value of the Met-Coil Plan’s assets as of December 31, 2004 and 2003. In accordance with the requirements of FAS 87, Employers’ Accounting for Pensions, the Company has recorded charges in 2004 and 2003 net of related tax benefit, to the Shareholders’ Equity section of the consolidated Balance Sheet contained herein of $8,000, and $205,000 respectively, under the heading “Additional Minimum Liability-Defined Benefit Plan”. For the quarters ending June 30, 2005 and 2004, the Company recorded pension expense of $13,799 and $15,662, respectively, for the Met-Coil Plans.

        In connection with the acquisition of the assets of Airtherm Manufacturing Company and Airtherm Products, Inc. in 2000, the Company assumed certain obligations related to the defined benefit plan maintained by Airtherm, the Airtherm LLC Retirement Income Plan, prior to the acquisition date. The Airtherm LLC Retirement Income Plan was “frozen” prior to acquisition in a manner similar to the Met-Coil Plans described above. In accordance with the requirements of FAS 87, Employers’ Accounting for Pensions, the Company recorded charges in 2004 and 2003, net of related tax benefits, to the Shareholders Equity section of the Consolidated Balance Sheet contained herein of $164,000 and $42,000, respectively, relating to the Airtherm LLC Retirement Income Plan under the heading “Additional Minimum Liability-Defined Benefit Plan. Pension expense (benefit) under the Airtherm LLC Retirement Income Plan was $695 for the quarter ended June 30, 2005, and ($488) for the quarter ended June 30, 2004.

        The Company uses a December 31, 2004 measurement date for the Airtherm LLC Retirement Income Plan and September 30, 2004 for the Met-Coil Plan.

        In accordance with Statement of Financial Accounting Standards No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Post-Retirement Benefits, the following interim period information is provided:

Components of Net Periodic Benefit Cost:

	Met-Coil Three months ended June 30, 2005	Airtherm Three months ended June 30, 2005

Service cost	$---	$---
Interest cost	66,201	51,806
Expected Return on Plan Assets	67,944	51,111
Amortization of Unrecognized
Transition (Asset) Obligation	---	---
Amortization of net (Gain) Loss	14,461	---
Other	1,081	---
Net Periodic Benefit Cost	$13,799	$695

Note 6 –Commitments, Contingencies and Warranties

Indemnifications

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

Contingencies

        The Company is contingently liable under standby letters of credit totaling approximately $25,555,000 issued principally in connection with its commercial insurance coverages and in connection with the funding of the Met-Coil TCE PI Trust discussed below.

        The Company retains significant obligations under its commercial general liability insurance policies for product liability and other losses. For losses occurring in the policy years ending October 1, 2004 and October 1, 2005, the Company maintains commercial general liability insurance, retaining liability for the first $2,000,000 per occurrence of commercial general liability claims (including products liability claims), subject to an agreed aggregate. For losses occurring in the policy year ended October 31, 2003, the Company retained liability for the first $500,000 per occurrence of commercial general liability claims (including product liability), subject to an agreed aggregate. In addition, the Company retained liability for the first $250,000 per occurrence of workers compensation coverage, subject to an agreed aggregate.

        The Company is obligated as a guarantor with respect to certain potential debt obligations of CareCentric, Inc. (formerly Simione Central Holdings, Inc.) to CareCentric’s primary commercial bank, Wainwright Bank & Trust Company, in the amount of $4 million. The $4 million Wainwright credit line is secured by substantially all of CareCentric’s assets and the Company’s guarantee expires coincident with the credit line on August 31, 2005. The actual balance outstanding under CareCentric’s credit line with Wainwright Bank & Trust Company as of June 30, 2005 was $400,000. Under the Equity Method of Accounting, in December 2001, the Company accrued this guarantee (originally in the amount of $6 million and now reduced to $4 million) as a reserve for Equity Investment Losses. John E. Reed, the Company’s Chairman and Chief Executive Officer, is a shareholder and director of Wainwright Bank & Trust Company.

Litigation

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

Berry, et al. v. Titeflex Corp., et al.

Case No. CV-2004-211, Circuit Court of Clark County, Arkansas, filed November 15, 2004.Defendant:
Omega Flex, Inc., a Pennsylvania Corporation

        Four individual residents of Arkansas and an individual Texas resident have sued the top four manufacturers of corrugated stainless steel tubing (“CSST”), including the Company’s former subsidiary Omega Flex, Inc. (“Omega”), the manufacturer of TracPipe®-brand CSST which was spun-off to the Company’s shareholders, pro rata, by stock distribution on July 29, 2005. The complainant proposes a national class action on behalf of all owners of installed CSST. Installed CSST is alleged to be defective because it is alleged to be more susceptible to failure from near-lightning strikes than traditional black iron pipe and because the manufacturers allegedly failed to warn of CSST’s allegedly heightened susceptibility. The Company is not a named defendant and does not expect to have any liability under this action as the matter remains with Omega which was spun-off by the Company on July 29, 2005, in a transaction unrelated to this litigation more fully described in Note 8.

        Omega has filed motions to dismiss the amended complaint and the cross-complaint of the individual Arkansas plumber defendant, who likewise proposed a class action cross-claim on behalf of installers of CSST. Full discovery is proceeding and disposition of the class certification issue is expected in 2006. Omega will oppose both class certification and any request for a national class. The Company believes Omega has valid defenses to the issues of both class certification and product liability and Omega will contest these claims vigorously. At this time the Company believes that no estimation of Omega’s potential liability in the matter can be reasonably made. It is the nature of class action litigation in general, and, accordingly, this matter in particular, that if there should be an adverse decision on the issue of certification of a national class of CSST owners and an adverse decision on the issue of product liability, the financial position and results of operation of Omega could be materially adversely affected.

Subsidiary Bankruptcy and Environmental Issues Involving Releases of Hazardous Materials

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

        In addition, the Amended Plan established a trust (the “TCE PI Trust”) for the holders of future claims or demands, who reside, resided or may reside in a certain geographic area in the vicinity of the facility in Lisle, Illinois, and who assert or may assert personal injury claims in the future. Pursuant to the “channeling injunction” the TCE PI Trust was established to assume all such future personal injury claims and demands and pay and administer verified claims for up to 45 years. Pursuant to the Amended Plan, the Company and Met-Coil are committed to fund up to $26 million (on a present value basis) to the TCE PI trust over time and based on actual claims paid. Upon establishment of such TCE PI Trust, Mestek and its affiliates were released from any liabilities assumed by the TCE PI Trust for up to 45 years. Pursuant to the Amended Plan, all such future claims and demands will be “channeled” to the TCE PI Trust and be paid in accordance with the distribution procedures established for such trust. This TCE PI Trust is being administered by an independent trustee, with power to mediate, arbitrate and, if necessary, litigate claims. Approximately 540 “exposure only” claims have been approved by the TCE Trust in an aggregate amount of $1,411,146 for the year to date June 30, 2005 and two personal injury claims have been paid in the aggregate amount of $15,000.

        The Company’s Environmental and Litigation Reserve related to this matter as of the year ended December 31, 2004 was approximately $24.7 million. The reserve as of the quarter ended June 30, 2005 was approximately $21.4 million. The reduction in the reserve includes approximately $522,000 for remediation related expenditures and $639,000 in payments to claimants under the TCE PI Trust during the three months ended June 30, 2005. Based on recent estimates of ongoing remediation costs, and reflecting reductions in the reserve for expenditures incurred in the quarter ending June 30, 2005, the remediation portion of the reserve as of June 30, 2005 is $ 5,913,000, which amount is included in the $ 21.4 million reserve discussed above. The reserve balance at June 30, 2005 relates to future obligations under the Plan relating to soil and groundwater remediation, municipal water connections, the TCE PI Trust described above and other administrative expenses of the Met-Coil bankruptcy. Management believes that no additional reserves, beyond those set forth above, are required at this time. These reserves have been established in accordance with Financial Accounting Standard Board Statement No. 5 and Staff Accounting Bulletin No. 92. However, while these reserves represent management’s best estimate of these liabilities, and are based upon known or anticipated claims analysis estimated by various legal, scientific and economic experts, there is no assurance that these reserves will be adequate to meet all potentials claims arising from the environmental contamination at the Lisle, Illinois site. In addition, there can be no assurance that future claims for personal injury or property damage will not be asserted by other plaintiffs against Met-Coil and Mestek with respect to the Lockformer site and facility. See Remediation – Lisle, IL section below.

Remediation – Lisle, IL:

        Met-Coil has completed the hook-up of all but a few specified residences to public water supply, has received confirmation from the USEPA of the completion of soil remediation and decommissioning of the SRH system under the Work Plan for the site, and is continuing with the remediation of the Lockformer facility in Lisle, IL, pursuant to a Work Plan for the site (“on-site remediation”) while awaiting approval from the IEPA of the ground water remedial standards to be achieved by such Work Plan, as well as the methodology for groundwater remediation. The Company has guaranteed to the IEPA up to $3 million of remediation costs incurred by either Met-Coil or, if Met-Coil fails to perform the remediation, the IEPA.

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

        The Company’s Environmental Litigation and Remediation Reserve is comprised of the following:

	June 30, 2005	December 31, 2004
	(in thousands)
Estimated Future Remediation costs	$5,913	$7,018
The Illinois Actions, The Honeywell Claims,
The Attorney General Action
and all matters related to pending
future personal Injury claims in the Lockformer area	---	1,500
Potential Future Obligations to the TCE PI Trust	15,532	16,171
Total Environmental Litigation and Remediation Reserve	$21,445	$24,689

        Based on claim experience through June 30, 2005 the Company has reclassified $20,445,000 of the above reserve to non-current as of December 31, 2004 and has classified $19,445,000 of the reserve as non-current as of June 30, 2005.

Other Claims Alleging Releases of Hazardous Materials or Asbestos Related Liability

        The Company is currently a party to over 100 asbestos-related lawsuits, and in the past three-months has been named in approximately 20 new such lawsuits each month, primarily in Texas where numerous asbestos-related actions have been filed against numerous defendants. The lawsuits previously pending against the Company in Illinois have all been resolved by plaintiffs’ dismissals without payment.

        Almost all of these suits seek to establish liability against the Company as successor to companies that may have manufactured, sold or distributed asbestos-related products, and who are currently in existence and defending thousands of asbestos related cases, or because the Company currently sells and distributes boilers, an industry that has been historically associated with asbestos-related products. The Company believes it has valid defenses to all of the pending claims and vigorously contests that it is a successor to companies that may have manufactured, sold or distributed any product containing asbestos materials. However, the results of asbestos litigation have been unpredictable, and accordingly, an adverse decision or adverse decisions in these cases, individually or in the aggregate, could materially adversely affect the financial position and results of operation of the Company and could expose the Company to substantial additional asbestos related litigation and the defense costs thereof, which defense costs, because of the sheer number of asbestos claimants and the historical course of the litigation process in this area has the potential to become substantial, though these costs are not capable of estimation at this time. The total requested damages of these cases are over $3 billion. To date, however, the Company has had over approximately 300 asbestos-related cases dismissed without any payment and it settled approximately twenty-five asbestos-related cases for a de minimis value. However, there can be no assurance the Company will be able to successfully defend or settle any pending litigation.

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

        Following is a summary of changes in the Company’s product warranty liability for the three- and six-month periods ended June 30, 2005 and 2004.

	Three-months ended June 30,				Six-months ended June 30,
	2005	2004	2005	2004
	(dollars in thousands)
Balance at beginning of period	$3,882	$2,635	$3,864	$2,524
Provision for warranty claims	555	1,049	1,063	1,501
Warranty claims incurred	(509)	(422)	(999)	(763)
Balance at end of period	$3,928	$3,262	$3,928	$3,262

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

        The Company as a whole incurred $36,000 and $3,581,000 in legal costs during the three-months ended June 30, 2005 and 2004, respectively, and $437,000 and $7,023,000 in the six-months ended June 30, 2005 and 2004, respectively, relating to the administration of Met-Coil’s Bankruptcy, which amounts are reported in the accompanying financial statements under the heading Subsidiary Bankruptcy Professional Fees.

Note 8 – Omega Flex Spin-Off/Mestek “Going Private

Omega Flex Spin-Off/Discontinued Operations Presentation

        On January 19, 2005, the Company announced that John E. Reed, the Chairman and Chief Executive Officer of the Company, proposed to a Special Committee of independent directors appointed at the Company’s December 14, 2004 regular Board meeting, (the “Special Committee”), acting on behalf of the Board of Directors, that the Company’s 86% equity interest in Omega Flex, Inc. (“Omega”) be spun-off, pro rata, to all of the Company’s public shareholders as of a record date to be established (the “Spin-Off”). In conjunction with the planned Spin-Off, Omega, on April 29, 2005, filed a preliminary registration statement on Form 10 with the Securities and Exchange Commission under the Securities Exchange Act of 1934. On July 22, 2005, Omega filed its final registration statement on Form 10 with the Securities and Exchange Commission and completed the Spin-Off on July 29, 2005. Omega common shares began trading on the NASDAQ National Market under the trading symbol “OFLX” on August 1, 2005.

        The operations of Omega are separately reported in accordance with Statement of Financial Accounting Standard No. 144 (FAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets” in the accompanying Condensed Consolidated Statements of Income for the three and six-month periods ended June 30, 2004 and 2005, under the heading Income From Discontinued Operations. Omega assets and liabilities are separated reported in the accompanying Condensed Consolidated Balance Sheets in accordance with FAS 144. Omega was formerly included in the Company’s HVAC segment. Interest expense has been allocated to the operations of Omega based on the relationship of Omega’s assets to the Company’s consolidated assets at the end of each reporting period. Corporate General & Administrative expenses originally allocated to Omega totaling $148,000 and $273,000 for the three and six month periods ended June 30, 2005, respectively, and $150,000 and $265,000 for the three and six month period ended June 30, 2004, respectively, have been reallocated to the Company’s continuing operations.

        Summarized financial information for the discontinued Omega operations is as follows:

	Three Months ended June 30:				Six Months ended June 30:
	2005	2004	2005	2004
	(dollars in thousands)
Operating Revenues	$15,240	$11,040	$28,492	$22,127

Income before Provision forIncome Taxes	$3,014	$1,958	$5,529	$4,073

Income from Discontinued OperationsNet of Income Taxes	$1,734	$1,135	$3,188	$2,366

	June 30, 2005	December 31, 2004

Current Assets	$16,153	$14,608
Total Assets	$31,824	$40,403
Current Liabilities	$9,371	$12,645
Total Liabilities	$12,884	$16,364
Net Assets of Discontinued Operations	$18,940	$24,039

Mestek “Going Private”

        On January 19, 2005, the Company also announced that John E. Reed further proposed to the Special Committee that, following the Spin-Off, the Company enter into a “going private” transaction. Specifically, it was proposed that the Company’s Articles of Incorporation be amended by shareholder vote, whereby the existing 8,600,103 (now 8,732,125) issued and outstanding shares of Company common stock, together with treasury shares, as of a record date to be established, be reclassified in a “reverse stock split” of 1 share for each 2,000 issued, with provisions in the amendment to the charter such that fractional shares of those owning less than one share will not be issued.

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

        The timing and structure of the “going private” transaction generally, in light of the Spin-Off are under review and consideration by the Special Committee which has been charged with making a recommendation regarding these matters to the full Board of Directors, which will ultimately make the determination of whether to go forward and propose the appropriate vote of the shareholders. The Special Committee has retained Houlihan, Lokey, Howard & Zukin as its independent financial adviser and Foley Hoag LLP as its independent legal counsel.

        The Board of Directors will be considering this transaction at its September meeting and, depending upon the action the Board takes, a special meeting of the shareholders may have to be called for the purpose of considering and voting on any matters requiring a shareholder vote in connection with the Company’s proposed “going private” transaction.

        There can be no assurances that the “going private” transaction will be consummated. See Note 9, Other Restructuring Charges.

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

        The Company is accounting for the costs related to these “exit and disposal” activities, employee severance and related costs of shutting down manufacturing operations, in accordance with FAS 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”). The Company incurred $316,000 and $565,000, in the three-month periods ended June 30, 2005 and 2004, respectively, and $519,000 and $855,000 in the six-months ended June 30, 2005 and 2004, respectively, of such “exit and disposal” costs which are classified separately in the accompanying financial statements under the heading Plant Shutdown and Other Restructuring Charges in accordance with FAS 146.

        On June 17, 2005, the Company acquired an 80,000 square feet manufacturing facility in Bridgeton, Missouri, for $2,940,000, which will be used to consolidate existing Formtek Metal Processing business units. The Company expects to dispose of idled facilities as a part of this consolidation process. On July 19, 2005, the Company refinanced this transaction as part of a 25-year tax exempt Industrial Development Bond totaling $4,430,000.

Other Restructuring Charges

        In the three- and six-month period ended June 30, 2005, the Company’s HVAC segment incurred professional fees and other costs totaling $97,000 and $337,000, respectively, in connection with the planned “spin-off” of the Company’s Omega Flex, Inc. subsidiary and subsequent “going private” transaction planned by the Company, as more fully described in Note 8. These costs are reflected in the accompanying financial statements under the heading Plant Shutdown and Other Restructuring Charges.

Note 10 –Shareholder’s Equity

        During the six months ended June 30, 2005, the Company’s Shareholder’s Equity was affected by incentive stock option activity as follows:

Paid In Capital

Balance December 31, 2004	$15,434,000
Credit related to the issuance of common shares from Treasury stock pursuant to the exercise of

Mestek Incentive Stock Options (see below)	716,950
Stock-based compensation expensed recorded in relation
To re-priced Incentive Stock Options (see Note 1)	787,750
Balance June 30, 2005	$16,938,700

	# Of Shares	Treasury Shares

Balance December 31, 2004	1,010,032	$12,103,000
Net common shares issued from Treasury shares
Pursuant to exercise of Mestek Incentive Stock Options	(132,022)	($810,000)
Balance June 30, 2005	878,010	$11,293,000

        Holders of Mestek Incentive Stock Options representing 185,000 common shares exercised their options in May and June of 2005. Due to the use of a “cashless exercise” option provided in the Mestek Stock Option Plan, the Company issued only 132,022 net common shares from its Treasury shares as a result of the option exercises. The options exercised represented all outstanding Mestek incentive stock options.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

        This report contains forward-looking statements, which are subject to inherent uncertainties. These uncertainties include, but are not limited to, variations in weather, changes in the regulatory environment, customer preferences, general economic conditions, increased competition, the outcome of outstanding litigation, and future developments effecting environmental matters. All of these are difficult to predict, and many are beyond the ability of the Company to control.

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

        As of June 30, 2005 the Company employs approximately 2,648 people, primarily in the United States and Canada.

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

        The strength or weakness in the construction markets directly affects our HVAC business and strength or weakness in the capital goods markets directly affects our Metal Forming business. In 2004 and thus far in 2005, residential construction was and remains strong, institutional construction was and remains flat and industrial/commercial construction was and remains off from prior periods. To the extent that this has been driven by historically low interest rates, any increases in interest rates may adversely affect the volume and profitability of our HVAC business. In the capital goods sector, bookings have increased to date in 2005 resulting in improved second quarter revenues in 2005 for the Metal Forming Segment relative to the comparable period in 2004.

        For 2005, the Company’s Segment budgets are based upon an overall stability expected in the construction markets, though the mix of residential, commercial, industrial and institutional construction spending may change, and expected continuation of the upturn in capital spending, driven in part by the pent-up demand resulting from deferred maintenance as well as increased manufacturing production utilizing the kind of machinery the Company sells. However, rising commodity prices, especially steel, scrap cast iron, copper, oil and natural gas are expected to contribute to upward inflationary pressures, which may also push interest rates higher. While the Company itself is not highly leveraged and thus the increased cost of capital may not be as significant a factor in the Company’s cost structure as it is in other companies, increases in interest rates could slow the domestic residential construction market or contribute to further declines in the commercial and industrial construction markets, as well as adversely affect the capital goods market recovery. Increased shipping costs and benefits expense (primarily health care) are also expected to have a dampening effect on economic growth, which would have an adverse effect on the Company’s operations.

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

        Our critical accounting policies and significant estimates and assumptions are described in more detail as follows:

      Environmental Reserves

        As discussed more fully in Note 6 to the condensed Consolidated Financial Statements, Mestek’s subsidiary, Met-Coil Systems LLC (Met-Coil), maintains reserves to address the cost of administering a trust for the benefit of persons exposed to releases of pollutants by Met-Coil and reserves to address the remaining costs of remediation to its property in Lisle, Illinois. These matters require the Company to monitor estimates, which are inherently judgmental and subject to change on an ongoing basis, and make changes as appropriate.

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

      Investments

As discussed more fully in Note 5 to its 2004 Consolidated Financial Statements, the Company has certain investments in CareCentric, Inc. (CareCentric) which it had historically accounted for by the equity method. On March 29, 2002, the Company transferred certain voting rights to John E. Reed, its Chairman and CEO, in the context of a refinancing transaction under which both the Company and John E. Reed invested additional monies in CareCentric. As a result of the transfer of votes, the Company determined that it no longer had “significant influence” relative to CareCentric, as defined in APB 18 and EITF Issue 98-13, and, accordingly, adopted the cost method of accounting for its investments in CareCentric subsequent to that date. The Company has also concluded that it is not required to consolidate the financial statements of CareCentric under the requirements of FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46).

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

Results of Operations

Note: The discussion which follows relates to Continuing Operations only. Operating results for Omega Flex, Inc. have been reclassified and presented separately in the accompanying statements under the heading “Discontinued Operations”.

Three months ended June 30, 2005 vs. June 30, 2004

      Consolidated Operations – Continuing Operations

        The Company’s Consolidated revenues were up 4.7% from $86,434,000 in the quarter ended June 30, 2004 to $90,536,000 in quarter ended June 30, 2005, reflecting improved Metal Forming segment revenues which offset reduced HVAC segment revenues. For the Company as a whole, Sales, General and Administrative, and Engineering costs, taken together as a percentage of Total Revenues, were reduced from 22.8% of sales in the three-month period ended June 30, 2004 to 22.1 % in the three-month period ended June 30, 2005, reflecting principally the effect of improved revenues.

        Core operating income (“a Non-GAAP Financial Measure”) for the Company as a whole for the second quarter of 2005 for the Company as a whole increased 38%, from $2,657,000 in the second quarter of 2004 to $3,669,000 in the second quarter of 2005, reflecting the various factors mentioned above.

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

        The core operating profits (losses) for the Company as a whole are reconciled with operating profits (loss) determined in accordance with GAAP as follows:

	Three months ended June 30,
	2005	2004
Consolidated
Core Operating Profits (Loss)	$3,669,000	$2,657,000
Less Subsidiary Bankruptcy Professional Fees	36,000	3,581,000
Less Environmental Litigation and Remediation	---	468,000
Less Plant Shutdown	413,000	519,000
Operating Profits (Losses) per GAAP	$3,220,000	($1,911,000)

        Income Tax Provision (Benefit), as a percentage of pretax income, was 37.9% in the three months ended June 30, 2005, up slightly from 35.2% in the three months ended June 30, 2004, and consistent with “expected” statutory rates.

      HVAC Segment

        Total Revenues in the Company’s HVAC Segment decreased 3.0% during the second quarter of 2005 relative to the second quarter of 2004 principally to the shutdown and sale of the Air Clean Damper business in 2004 and also reduced sales of industrial HVAC products. During the three months ended June 30, 2005, however, the HVAC Segment’s gross profit margins increased from 24.9% to 25.6% reflecting improved margins in various hydronic products which more than offset reduced margins in certain industrial heating products and certain cooling products. Improved margins overall reflect to some extent the segment’s success in passing on via price increases the effects of inflationary pressures incurred in 2004 and 2005 which effected copper, steel, cast iron scrap, aluminum and other commodities used in its products.

        Operating profits for the HVAC segment for the three months ended June 30, 2005 were up 59.7% relative to the three months ended June 30, 2004 from $1,787,000 to $2,854,000, reflecting the positive trends described above. The Company continues to focus its efforts on consolidating overhead wherever possible in order to maximize efficiency in its various HVAC manufacturing operations.

      Metal Forming Segment

        Total Revenues in the Company’s Metal Forming Segment increased by 28.4% during the second quarter of 2005 relative to the second quarter of 2004 and by 35.7% relative to the first quarter of 2005. The current backlog at June 30, 2005 is approximately $29.2 million, up from $28.7 million at March 31, 2005, and down from $33.0 million at June 30, 2004. The backlog represents about 14 weeks of work and is adequate to meet the Segment’s business plan. Bookings for the second quarter of 2005 were approximately $27.9 million, up 18.2% from the approximately $23.6 million booked in the quarter ended March 30, 2005 but down 5.1% from the approximately $29.4 million booked in the quarter ended June 30, 2004. The second quarter 2005 sales, bookings, and backlog figures are consistent with improving manufacturing activity in the domestic economy and consistent with a modest upturn in the sale of durable goods sector, including the machine tool industry in which the Segment operates.

        Gross profit margins for the Metal Forming Segment improved slightly from 27.3% in the 2004 quarter to 27.7% in the 2005 quarter, reflecting some progress toward improved quoting and execution on larger orders and better absorption of burden expense.

        Reflecting the Segment’s higher revenues, “core” operating results for the segment (a “Non-GAAP Financial Measure” discussed below) for the quarter (which exclude certain environmental litigation and remediation expenses and, subsidiary bankruptcy professional fees), increased from $351,000 in the 2004 period to $718,000 in the 2005 period.

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

The Metal Forming Segment’s Core operating profits (a “Non-GAAP Financial Measure discussed below) are reconciled with operating profits (losses) determined in accordance with GAAP as follows:

	Three months ended June 30,
	2005	2004
Metal Forming Segment
Core Operating Profits for the Segment	$718,000	$351,000
Less Subsidiary Bankruptcy Professional Fees	36,000	3,581,000
Less Plant Shutdown Expenses	316,000
Less Environmental Litigation and Remediation	---	468,000
Operating Profits (Loss) per GAAP	$366,000	($3,698,000)

        The Company believes that the mutually reinforcing franchises it has acquired under the Formtek name, including Cooper-Weymouth Peterson, Rowe, CoilMate/Dickerman, Yoder, Krasny-Kaplan, Mentor AGVS, Lockformer, Iowa Precision, Hill Engineering, B&K, and Dahlstrom, as well as the recently acquired Engel Industries, Inc., and certain assets of Tishken Products Company, and the start-up of the rebuilding operation, Iowa Rebuilders, an electrical distributor, Axon Electric, and a Beijing-based assembly facility, Formtek Machinery (Beijing), will allow it to maintain and expand its core competencies, positioning this Segment very well for the future.

        Management believes that the continuing effects of globalization on manufacturing costs present the Company with significant opportunities. The Company is pursuing in this regard, for all of its businesses, initiatives in Asia aimed at sourcing machined parts and components for use in its North American factories, and assembling discrete stand-alone equipment and sub-assemblies on a limited basis, with ultimate plans to sell select machinery in Asian markets and throughout the world. Formtek’s wholly foreign owned enterprise, Formtek Machinery (Beijing) Co., Ltd, was registered in September of 2003 and began assembly operations of roll forming and metal cutting equipment in a 2,800 square meter facility in the Changping District of Beijing in the first quarter of 2004 and has continued to expand its operations as planned.

Six months ended June 30, 2005 vs. June 30, 2004

      Consolidated

        The Company’s Consolidated revenues were up 3.8% from $168.9 million in the six-month period ended June 30, 2004 to $175.4 million in the six-month period ended June 30, 2005, reflecting increased revenues from both the HVAC segment and the Metal Forming segment. For the Company as a whole, Sales, General and Administrative, and Engineering costs, taken together as a percentage of Total Revenues, decreased from 23.8% to 22.9% reflecting the effect of improved revenues.

        Core Operating income (“a Non-GAAP Financial Measure”) for the six-month period ended June 30, 2005 for the Company as a whole, which excludes certain Environmental Litigation and Remediation charges, Subsidiary Bankruptcy Professional Fees and plant shutdown and other restructuring expenses, increased from $4,083,000 in the six months ended June 30, 2004 to $5,011,000 in the six months ended June 30, 2005, reflecting the effects of improved revenue and other ongoing cost control efforts.

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

        The Core operating profits (losses) for the Company as a whole are reconciled with operating profits (losses) determined in accordance with GAAP as follows:

	Six months ended June 30,
	2005	2004
Consolidated
Core Operating Profits	$5,011,000	$4,083,000
Less Subsidiary Bankruptcy Professional Fees	437,000	7,023,000
Less Environmental Litigation and Remediation	---	687,000
Less Plant Shutdown	901,000	855,000
Operating Profits (Loss) per GAAP	$3,673,000	($4,482,000)

        Income Tax Expense (Benefit), as a percentage of pretax income (loss), increased from 36.8% in the six-month period ended June 30, 2004 to 40.3% in the six-month period ended June 30, 2005.

      HVAC Segment

        Total Revenues in the Company’s HVAC segment increased 3.5% during the six-month period ended June 30, 2005 relative to the comparable period in 2004 due primarily to improved sales of hydronic heating products which offset sales lost due to the shutdown and sale of the Air Clean Damper business in 2004 and reduced sales of certain industrial hearing equipment and cooling products. The Company continues to focus its efforts on consolidating overhead wherever possible in order to adapt to maximize efficiency in its various HVAC manufacturing operations.

        Core Operating profits for the HVAC segment for the six-month period ended June 30, 2005 were up 44.7% relative to the six-month period ended June 30, 2004 from $3,781,000 to $5,472,000, reflecting the positive trends described above.

        The HVAC Segment’s Core Operating profits (a Non-GAAP Financial Measure) are reconciled with operating profits determined in accordance with GAAP as follows:

	Six months ended June 30,
	2005	2004
HVAC Segment
Core Operating Profits	$5,472,000	$3,781,000
Plant Shutdown	---	855,000
Other Restructuring	337,000	---
Operating Profit per GAAP	$5,135,000	$2,926,000

      Metal Forming Segment

        Total Revenues in the Company’s Metal Forming segment were up approximately 5.0% for the six-month period ended June 30, 2005, relative to the comparable six-month period ended June 30, 2004 at $47.6 million

        Core Operating Profits (Losses) (“a Non-GAAP Financial Measure”) for the segment for the six-month period ended June 30, 2005, were reduced from $328,000 during the six months ended June 30, 2004 to ($461,000) in the six months ended June 30, 2005, due principally to the failure in the first quarter of 2005 to ship all orders scheduled, as discussed in more detail in the Company’s Form 10-Q for the period ended March 31, 2005 and lower gross margins due to delays in obtaining price increases in most products to offset increases in metals prices and increases in other component costs of cost of sales. In addition, the Segment increased spending in training and global marketing and maintained spending in new product development and promotion.

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

        The Metal Forming Segment’s core operating profits (losses) are reconciled with operating profits (losses) determined in accordance with GAAP as follows:

	Six months ended June 30,
	2005	2004
Metal Forming Segment
Core Operating Profits (Loss) for the Segment	($ 461,000)	$ 328,000
Less Subsidiary Bankruptcy Professional Fees	437,000	7,023,000
Less Plant Shutdown Expenses	564,000	---
Less Environmental Litigation and Remediation	---	687,000
Operating (Losses) per GAAP	($1,462,000)	($7,382,000)

LIQUIDITY AND CAPITAL RESOURCES

        The Company’s total debt (long-term debt plus current portion of long-term debt) increased in the six months ended June 30, 2005 from $24,381,000 at December 31, 2004 to $36,110,000 at June 30, 2005, reflecting principally the effect of seasonally increased investment in accounts receivable and inventory and the acquisition of a manufacturing facility in Bridgeton, Missouri on June 17, 2005 for $2,940,000, as explained more fully in Note 9 to the Condensed Consolidated Financial Statements. The above figures exclude indebtedness related to Omega Flex, Inc. which is classified separately in the accompanying financial statements in accordance with FAS 144 (see Note 8 related to Discontinued Operations).

        The Company has not paid dividends on its common stock since 1979.

        The Company’s debt (short-term debt plus long-term debt) to equity ratio was approximately 29.5% as of June 30, 2005. The Company believes its liquidity position at June 30, 2005 is adequate to meet foreseeable future needs. As more fully explained in Note 6 to the Company’s 2004 Consolidated Financial Statements, on October 19, 2004, the Company entered into a multi-bank, $70 million three-year committed, unsecured revolving loan and letter of credit agreement. As more fully explained in Note 8 to the condensed consolidated financial statements, the Company “spun-off” its Omega Flex, Inc. subsidiary effective July 29, 2005 and plans subsequently, to “Go Private” which will require additional borrowings and will result in the Company being more leveraged than at present.

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

        The Company is contingently liable under standby letters of credit totaling approximately $25,555,000 issued principally in connection with its commercial insurance coverages and in connection with the funding of the Met-Coil TCE PI Trust discussed below.

        The Company retains significant obligations under its commercial general liability insurance policies for product liability and other losses. For losses occurring in the policy years ending October 1, 2004 and October 1, 2005, the Company maintains commercial general liability insurance, retaining liability for the first $2,000,000 per occurrence of commercial general liability claims (including products liability claims), subject to an agreed aggregate. For losses occurring in the policy year ended October 31, 2003, the Company retained liability for the first $500,000 per occurrence of commercial general liability claims (including product liability), subject to an agreed aggregate. In addition, the Company retained liability for the first $250,000 per occurrence of workers compensation coverage, subject to an agreed aggregate.

        The Company is obligated as a guarantor with respect to certain potential debt obligations of CareCentric, Inc. (formerly Simione Central Holdings, Inc.) to CareCentric’s primary commercial bank, Wainwright Bank & Trust Company, in the amount of $4 million. The $4 million Wainwright credit line is secured by substantially all of CareCentric’s assets and the Company’s guarantee expires coincident with the credit line on August 31, 2005. The actual balance outstanding under CareCentric’s credit line with Wainwright Bank & Trust Company as of June 30, 2005 was $400,000. Under the Equity Method of Accounting, in December 2001, the Company accrued this guarantee (originally in the amount of $6 million and now reduced to $4 million) as a reserve for Equity Investment Losses. John E. Reed, the Company’s Chairman and Chief Executive Officer, is a shareholder and director of Wainwright Bank & Trust Company.

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

Berry, et al. v. Titeflex Corp., et al.
Case No. CV-2004-211, Circuit Court of Clark County, Arkansas, filed November 15, 2004.Defendant:
Omega Flex, Inc., a Pennsylvania Corporation

        Four individual residents of Arkansas and an individual Texas resident have sued the top four manufacturers of corrugated stainless steel tubing (“CSST”), including the Company’s former subsidiary Omega Flex, Inc. (“Omega”), the manufacturer of TracPipe®-brand CSST which was spun-off to the Company’s shareholders, pro rata, by stock distribution on July 29, 2005. The complainant proposes a national class action on behalf of all owners of installed CSST. Installed CSST is alleged to be defective because it is alleged to be more susceptible to failure from near-lightning strikes than traditional black iron pipe and because the manufacturers allegedly failed to warn of CSST’s allegedly heightened susceptibility. The Company is not a named defendant and does not expect to have any liability under this action as the matter remains with Omega which was spun-off by the Company on July 29, 2005, in a transaction unrelated to this litigation more fully described in Note 8.

        Omega has filed motions to dismiss the amended complaint and the cross-complaint of the individual Arkansas plumber defendant, who likewise proposed a class action cross-claim on behalf of installers of CSST. Full discovery is proceeding and disposition of the class certification issue is expected in 2006. Omega will oppose both class certification and any request for a national class. The Company believes Omega has valid defenses to the issues of both class certification and product liability and Omega will contest these claims vigorously. At this time the Company believes that no estimation of Omega’s potential liability in the matter can be reasonably made. It is the nature of class action litigation in general, and, accordingly, this matter in particular, that if there should be an adverse decision on the issue of certification of a national class of CSST owners and an adverse decision on the issue of product liability, the financial position and results of operation of Omega could be materially adversely affected.

Subsidiary Bankruptcy and Environmental Issues Involving Releases of Hazardous Materials

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

        In addition, the Amended Plan established a trust (the “TCE PI Trust”) for the holders of future claims or demands, who reside, resided or may reside in a certain geographic area in the vicinity of the facility in Lisle, Illinois, and who assert or may assert personal injury claims in the future. Pursuant to the “channeling injunction” the TCE PI Trust was established to assume all such future personal injury claims and demands and pay and administer verified claims for up to 45 years. Pursuant to the Amended Plan, the Company and Met-Coil are committed to fund up to $26 million (on a present value basis) to the TCE PI trust over time and based on actual claims paid. Upon establishment of such TCE PI Trust, Mestek and its affiliates were released from any liabilities assumed by the TCE PI Trust for up to 45 years. Pursuant to the Amended Plan, all such future claims and demands will be “channeled” to the TCE PI Trust and be paid in accordance with the distribution procedures established for such trust. This TCE PI Trust is being administered by an independent trustee, with power to mediate, arbitrate and, if necessary, litigate claims. As of June 30, 2005, approximately 540 “exposure only” claims have been approved by the TCE Trust in an aggregate amount of $1,411,146.00 and for the year to date June 30, 2005, two Personal Injury claims have been paid in the aggregate amount of $15,000.

        The Company’s Environmental and Litigation Reserve related to this matter as of the year ended December 31, 2004 was approximately $24.7 million. The reserve as of the quarter ended June 30, 2005 was approximately $21.4 million. The reduction in the reserve includes approximately $522,000 for remediation related expenditures and $639,000 in payments to claimants under the TCE PI Trust during the three months ended June 30, 2005. Based on recent estimates of ongoing remediation costs, and reflecting reductions in the reserve for expenditures incurred in the quarter ending June 30, 2005, the remediation portion of the reserve as of June 30, 2005 is $ 5,913,000, which amount is included in the $ 21.4 million reserve discussed above. The reserve balance at June 30, 2005 relates to future obligations under the Plan relating to soil and groundwater remediation, municipal water connections, the TCE PI Trust described above and other administrative expenses of the Met-Coil bankruptcy. Management believes that no additional reserves, beyond those set forth above, are required at this time. These reserves have been established in accordance with Financial Accounting Standard Board Statement No. 5 and Staff Accounting Bulletin No. 92. However, while these reserves represent management’s best estimate of these liabilities, and are based upon known or anticipated claims analysis estimated by various legal, scientific and economic experts, there is no assurance that these reserves will be adequate to meet all potentials claims arising from the environmental contamination at the Lisle, Illinois site. In addition, there can be no assurance that future claims for personal injury or property damage will not be asserted by other plaintiffs against Met-Coil and Mestek with respect to the Lockformer site and facility. See Remediation – Lisle, IL section below.

Remediation – Lisle, IL:

        Met-Coil has completed the hook-up of all but a few specified residences to public water supply, has received confirmation from the USEPA of the completion of soil remediation and decommissioning of the SRH system under the Work Plan for the site, and is continuing with the remediation of the Lockformer facility in Lisle, IL, pursuant to a Work Plan for the site (“on-site remediation”) while awaiting approval from the IEPA of the ground water remedial standards to be achieved by such Work Plan, as well as the methodology for groundwater remediation. The Company has guaranteed to the IEPA up to $3 million of remediation costs incurred by either Met-Coil or, if Met-Coil fails to perform the remediation, the IEPA.

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

        The Company’s Environmental Litigation and Remediation Reserve is comprised of the following:

	June 30, 2005	December 31, 2004
	(in thousands)
Estimated Future Remediation costs	$ 5,913	$ 7,018
The Illinois Actions, The Honeywell Claims,
The Attorney General Action
and all matters related to pending
future personal Injury claims in the Lockformer area	---	1,500
Potential Future Obligations to the TCE PI Trust	15,532	16,171
Total Environmental Litigation and Remediation Reserve	$21,445	$24,689

        Based on claim experience through June 30, 2005 the Company has reclassified $20,445,000 of the above reserve to non-current as of December 31, 2004 and has classified $19,445,000 of the reserve as non-current as of June 30, 2005.

Other Claims Alleging Releases of Hazardous Materials or Asbestos Related Liability

        The Company is currently a party to over 100 asbestos-related lawsuits, and in the past three-months has been named in approximately 20 new such lawsuits each month, primarily in Texas where numerous asbestos-related actions have been filed against numerous defendants. The lawsuits previously pending against the Company in Illinois have all been resolved by plaintiffs’ dismissals without payment.

        Almost all of these suits seek to establish liability against the Company as successor to companies that may have manufactured, sold or distributed asbestos-related products, and who are currently in existence and defending thousands of asbestos related cases, or because the Company currently sells and distributes boilers, an industry that has been historically associated with asbestos-related products. The Company believes it has valid defenses to all of the pending claims and vigorously contests that it is a successor to companies that may have manufactured, sold or distributed any product containing asbestos materials. However, the results of asbestos litigation have been unpredictable, and accordingly, an adverse decision or adverse decisions in these cases, individually or in the aggregate, could materially adversely affect the financial position and results of operation of the Company and could expose the Company to substantial additional asbestos related litigation and the defense costs thereof, which defense costs, because of the sheer number of asbestos claimants and the historical course of the litigation process in this area has the potential to become substantial, though these costs are not capable of estimation at this time. The total requested damages of these cases are over $3 billion. To date, however, the Company has had over approximately 300 asbestos-related cases dismissed without any payment and it settled approximately twenty-five asbestos-related cases for a de minimis value. However, there can be no assurance the Company will be able to successfully defend or settle any pending litigation.

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

        Following is a summary of changes in the Company’s product warranty liability for the three- and six-month period ended June 30, 2005 and 2004.

	Three-months ended June 30,				Six-months ended June 30,
	2005	2004	2005	2004

Balance at beginning of period(dollars in thousands)	$3,882	$2,635	$3,864	$2,524
Provision for warranty claims	555	1,049	1,063	1,501
Warranty claims incurred	(509)	(422)	(999)	(763)
Balance at end of period	$3,928	$3,262	$3,928	$3,262

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

        Manufacturing Activity—The Company’s Metal Forming Segment, as a manufacturer of capital goods used in other manufacturing processes, is subject to significant cyclicality based upon factory utilization. The Company’s Metal Forming Segment provides equipment used to hold, uncoil, straighten, form, bend, cut, and otherwise handle metal used in manufacturing operations, all activities likely to be adversely affected in recessionary periods. The level of manufacturing activity in North America in the automotive, steel processing, metal furniture, and stamping industries, is particularly relevant to this Segment since its products are typically purchased to upgrade or expand existing equipment or facilities. Expectations of future business activity are also particularly relevant. Activity in this Segment may be affected significantly in the future by the effects of globalization which impact both the markets for its products, the competitors it faces in such markets; and potentially the cost and availability of its key components.

        Credit Availability— Although interest rates trended lower in the beginning of 2004, short-term interest rates began to increase in the last two quarters of 2004 and in 2005 to date. Credit availability continues to be critical to the Company’s customers and suppliers. As the Company’s customer base includes many small to medium size businesses a contraction in credit availability could significantly impact the Company’s operations.

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

Item 3. —Quantitative and Qualitative Information about Market Risks

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

Item 4 – Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

At the end of the fiscal second quarter of 2005, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that the Company records, processes, summarizes and reports in a timely manner the information the Company management, including the chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s Disclosure Controls and Procedures as defined in the Rule 13a-15(e) of Securities Exchange Act of 1934. Based on that evaluation, the chief executive officer and chief financial officer have concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the purposes described in Rule 13a-15(e), and no changes are required at this time.

(b) Changes in Internal Controls.

There was no change in the Company’s “internal control over financial reporting” (as defined in rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the three-month period covered by this Report on Form 10-Q that has materially affected or is reasonable likely to materially affect the Company’s internal control over financial reporting subsequent to the date the chief executive officer and chief financial officer completed their evaluation.

PART II —OTHER INFORMATION

Item 1 –Legal Proceedings

        The Company is not presently involved in any litigation that it believes could materially and adversely affect its financial condition or results of operations except as described in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations-above and in Note 6 to the Company’s Condensed Consolidated Financial Statements, which are a part of this Quarterly Report on Form 10-Q. No material legal proceedings were instituted or terminated in the quarter ended on June 30, 2005, nor is the Company aware of any governmental agency investigations or proceedings other than as discussed in Note 6 of the Company’s Condensed Consolidated Financial Statements, which are a part of this Quarterly Report on Form 10-Q

Item 4 – Submission of Matters to a Vote of Security Holders

        The Company held its Annual Meeting of Shareholders on May 24, 2005. Certain matters voted upon at the meeting and the votes cast with respect to such matter are as follows:

Election of Directors

	Votes Received	Votes Withheld

William J. Coad	7,658,974	11,713
Winston R. Hindle, Jr	7,659,710	10,977
David W. Hunter	7,658,975	11,712
David M. Kelly	7,593,326	77,361
George F. King	7,659,710	10,977
John E. Reed	7,633,675	37,012
Stewart B. Reed	7,636,397	34,290
Edward J. Trainor	7,659,710	10,977

Ratification of Appointment by the Audit Committee of the Auditors, Vitale, Caturano & Company, Ltd.

Votes For	Votes Against	Abstain

7,665,246	506	4,935

Item 6 — Exhibits and Reports on Form 8-K

Exhibit No.	Description

11.1	Statement re Computation of Per Share Earnings.
31.1	Certification of Chief Executive Officer of Mestek, Inc. pursuant to Rule 15d-14(a)
promulgated under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer of Mestek, Inc. pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Mestek, Inc.,
pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002

        (b)     Reports on Form 8-K:

        The Company filed a Report on Form 8-K on April 1, 2005 regarding Results of Operations and Financial Condition to report earnings for the quarter and year ended December 31, 2004.

        The Company filed a Report on Form 8-K on April 29, 2005 regarding the filing of a preliminary information statement on Schedule 14C regarding the Spin-off of the Company’s majority-owned subsidiary, Omega Flex, Inc.

        The Company filed a Report on Form 8-K on May 18, 2005 regarding Results of Operations and Financial Condition to report earnings for the quarter ended March 31, 2005.

        The Company filed a Report on Form 8-K on May 24, 2005 regarding the establishment of the record date of the spin-off by the Company’s 86% ownership interest in Omega Flex, Inc.

        The Company filed a Report on Form 8-K on June 15, 2005 regarding a letter to the shareholders of the Company informing them of the record date for the spin-off by the Company of its 86% ownership interest in Omega Flex, Inc.

        The Company filed a Report on Form 8-K on June 23, 2005 regarding the filing of a second preliminary information statement on Schedule 14C regarding the spin-off by the Company of its 86% ownership interest in Omega Flex, Inc.

        The Company filed a Report on Form 8-K on July 28, 2005 regarding the mailing of its shareholders of record as June 23, 2005 a definitive Information Statement on Schedule 14C regarding the spin-off by the Company of its 86% ownership interest in Omega Flex, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESTEK, INC.

(Registrant)

Date: August 15, 2005	By: /S/ Stephen M. Shea
Stephen M. Shea
Senior Vice President - Finance
and CFO (Chief Financial Officer)