Form 10-Q
period 2005-09-30
MESTEK INC
filed 2005-11-14
CIK 65195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

xx QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).      YesNo xx

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                YesNo xx

The number of shares of the registrant’s common stock issued and outstanding as of November 8, 2005 was 8,732,125.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.        Yes NoN/A

MESTEK, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE-MONTHS ENDED SEPTEMBER 30, 2005

INDEX

PART I - FINANCIAL INFORMATION	Page No.

Item 1 – Financial Statements
Condensed consolidated balance sheets at September 30, 2005 (unaudited)
and December 31, 2004	3-4

Condensed consolidated statements of operations for the three-months ended September 30, 2005 and 2004 and the nine-months ended
September 30, 2005 and 2004 (unaudited)	5

Condensed consolidated statements of cash flows for the nine
months ended September 30, 2005 and 2004 (unaudited)	6

Notes to the condensed consolidated financial statements (unaudited)	7-26

Item 2 – Management’s Discussion and Analysis of Financial Condition
and Results of Operations	27-44

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	45

Item 4 – Controls and Procedures	45

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings	46
Item 6 - Exhibits and Reports on Form 8-K	46

SIGNATURE	47

In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

MESTEK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$2,820	$1,952
$2,930 and $2,649 respectively	61,661	51,997
Inventories	64,775	59,531
Deferred Tax Assets	12,734	14,232
Income Tax Refund Receivable	1,152	1,152
Other Current Assets	5,849	8,020
Omega Flex Assets Held for Spin-Off (see Note 8)	---	14,608

Total Current Assets	148,991	151,492

Property and Equipment – net	48,722	48,149
Property Held for Sale	1,759	1,297
Deferred Tax Assets	5,632	6,980
Other Assets and Deferred Charges – net	4,020	4,313
Goodwill	18,493	18,130
Omega Flex Assets Held for Spin-Off (see Note 8)	---	25,795

Total Assets	$227,617	$256,156

See the Notes to Condensed Consolidated Financial Statements

(Continued on next page)

MESTEK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
	(Unaudited)

LIABILITIES, AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short Term Notes Payable	$28,500	$20,000
Current Portion of Long-Term Debt	695	582
Accounts Payable	17,526	15,760
Accrued Expenses	12,291	13,938
Reserve for Equity Investment Losses	4,000	4,000
Customer Deposits	13,032	8,007
Environmental Reserves	2,000	4,244
Other Accrued Liabilities	13,442	14,636
Omega Flex Liabilities related to Spin-Off (see Note 8)	---	12,645

Total Current Liabilities	91,486	93,812

Environmental Reserves	18,275	20,445
Long-Term Debt	7,654	3,802
Pension Obligations	1,208	1,208
Due to Omega Flex, Inc.	3,250	16,572
Other Liabilities	120	100
Omega Flex Liabilities related to Spin-Off (see Note 8)	---	3,719

Total Liabilities	121,993	139,658

Minority Interests	727	774

Shareholders’ Equity
Common Stock - no par, stated value $0.05 per share,
9,610,135 shares issued	479	479
Paid in Capital	16,938	15,434
Retained Earnings	99,303	112,165
Treasury Shares, at cost, (878,010 and 1,010,032
common shares, respectively)	(11,293)	(12,103)
Accumulated Other Comprehensive Loss	(530)	(251)

Total Shareholders’ Equity	104,897	115,724

Total Liabilities and Shareholders’ Equity	$227,617	$256,156

See the Notes to Condensed Consolidated Financial Statements.

MESTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three-months Ended		Nine-months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in thousands, except earnings per common share)

Net Sales (Note 1	$95,651	$91,314	$271,068	$260,264

Cost of Goods Sold	70,444	67,717	200,765	192,422

Gross Profit	25,207	23,597	70,303	67,842

Selling Expense	11,800	11,552	34,615	35,020
General and Administrative Expense	6,105	5,447	17,010	14,452
Engineering Expense	3,637	3,831	10,002	11,329
Environmental Litigation/Remediation	---	(18,415)	---	(17,727)
Plant Shutdown Expense and Other Restructuring Charges	718	115	1,619	970

Operating Profit before Reorganization Items	2,947	21,067	7,057	23,798
Subsidiary Bankruptcy Professional Fees	64	1,519	501	8,542
Operating Profit	2,883	19,548	6,556	15,256

Interest Expense - net	(366)	(284)	(1,059)	(794)
Other Income (Expense) - net	(117)	2,617	(611)	2,419

Income from Continuing Operations Before Income Taxes	2,400	21,881	4,886	16,881

Income Taxes Expense	1,322	2,611	2,325	772

Income from Continuing Operations	1,078	19,270	2,561	16,109

Discontinued Operations (See Note 8):
Income from Operations of Discontinued
Business Before Taxes	909	2,233	6,438	6,306
Applicable Income Tax Expense	384	939	2,725	2,646
Income from Operations of Discontinued Business	525	1,294	3,713	3,660

Net Income	$1,603	$20,564	$6,274	$19,769

Basic Earnings Per Common Share:
Continuing Operations	$0.12	$2.24	$0.30	$1.86
Discontinued Operations	0.06	$0.15	$0.43	$0.42
Net Income	$0.18	$2.39	$0.73	$2.28

Basic Weighted Average Shares Outstanding	8,732	8,604	8,653	8,678

Diluted Earnings Per Common Share:
Continuing Operations	$0.12	$2.23	$0.30	$1.86
Discontinued Operations	0.06	$0.15	$0.43	$0.42
Net Income	$0.18	$2.38	$0.73	$2.28

Diluted Weighted Average Shares Outstanding	8,732	8,622	8,653	8,684

See the Notes to Condensed Consolidated Financial Statements.

MESTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine-months Ended
	September 30,
	2005	2004
	(Dollars in thousands)

Cash Flows from Continuing Operating Activities:
Net Income from Continuing Operations	$2,561	$16,109
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	5,822	4,679
Provision for Losses on Accounts
Receivable, net of write offs & recoveries	282	(437)
Non Cash Stock-Based Compensation	788	---
Change in Assets and Liabilities Net of Effects of Acquisitions/Dispositions:
Accounts Receivable	(9,946)	(7,824)
Inventory	(5,245)	(9,143)
Accounts Payable	1,767	(95)
Other Liabilities	(11,319)	481
Other Assets	4,421	(390)
Net Cash Provided by (Used in) Continuing Operating Activities	(10,869)	3,380

Net Cash Provided by (Used in) Discontinued Operations (see Note 8)	5,099	(3,315)

Cash Flows from Investing Activities:
Capital Expenditures	(6,756)	(1,406)

Net Cash Used in Continuing Investing Activities	(6,756)	(1,406)
Net Cash Used in Investing Activities
of Discontinued Operations (see Note 8)	(539)	(224)

Cash Flows from Financing Activities:
Net Borrowings Under Revolving Credit Agreements	8,500	869
Issuance of Long-Term Debt	4,430	---
Principal Payments Under Long-Term Debt Obligations	(464)	(511)
Common Stock Repurchased	---	(2,003)
Increase in Minority Interests	(9)	(29)
Issuance of Treasury Stock pursuant to Stock Option Exercise	1,525	--

Net Cash Provided by (Used in) Continuing Financing Activities	13,982	(1,674)
Net Cash Provided by (Used in) Financing Activities
Discontinued Operations (see Note 8)	(133)	3,637

Net Increase in Cash and Cash Equivalents	784	398
Translation Effect on Cash	84	(94)
Cash and Cash Equivalents - Beginning of Period	1,952	10,273

Cash and Cash Equivalents - End of Period	$ 2,820	$ 10,577

See the Notes to Condensed Consolidated Financial Statements.

MESTEK, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Significant Accounting Policies

Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Mestek, Inc. (Mestek) and its majority owned subsidiaries (collectively the “Company”). The financial statements as reported in Form 10-Q reflect all adjustments, including those of a normal recurring nature, which are, in the opinion of management, necessary to present a fair statement of results for the three- and nine-month periods ended September 30, 2005 and 2004.

These financial statements should be read in conjunction with the Annual Report on Form 10-K, and in particular the audited financial statements, for the fiscal year ended December 31, 2004 and interim Forms 10-Q previously filed in 2005. Accordingly, Note disclosures that would substantially duplicate the disclosures contained in such filings have been omitted from this filing. See Note 8 for a discussion of the Company’s Spin-Off on July 29, 2005 of its subsidiary, Omega Flex, Inc., and the related financial presentation.

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

As of January 1, 2003, the Company adopted the disclosure requirements of FAS No 148, Accounting for Stock-Based Compensation - Transition and Disclosure. The Company made no option grants, modifications of option grants, or settlement of option grants during the three-month periods ended September 30, 2005 and September 30, 2004.

On October 27, 2004, the Company changed the exercise price of 25,000 options expiring in 2011 from $23.25 per share to the then current market value of $17.85 per share, and 70,000 additional options expiring in 2009 from $20.00 per share to the then current market value of $17.85 per share. The Company has accounted for these options subsequent to October 27, 2004 using ‘variable accounting’ which resulted in a pre-tax charge to earnings of $0 and $788,000 in the third quarter and first nine-months of 2005, respectively. For the purpose of the pro forma below, the effect of the above re-pricing was also included in the computation of compensation cost under the fair value method described below.

Had the ‘fair value method’ of accounting been applied to the Company’s stock option plan, with compensation cost for the Plan determined on the basis of the fair value of the options at the grant date, the Company’s net income and earnings per share would have been as follows:

	Three-months Ended		Nine-months Ended
	September 30		September 30
	2005	2004	2005	2004
	(dollars in thousands, except earnings per common share)

Net Income - as reported	$1,603	$20,564	$6,274	$19,769
Plus: Stock-based compensation reflected in net income	53	117	853	334
Less: Compensation expense	(16)	(18)	(48)	(54)
Net Income - pro forma	$1,640	$20,663	$7,079	$20,049

Basic Income per share - as reported	$0.18	$2.39	$0.73	$2.28
Plus: Stock-based compensation reflected in net income	0.01	0.01	0.10	0.04
Less: Compensation expense	---	---	(0.01)	(0.01)
Basic Income per share - - pro forma	$0.19	$2.40	$0.82	$2.31

Diluted Income per share - as reported	$0.18	$2.39	$0.73	$2.28
Plus: Stock-based compensation reflected in net income	0.01	0.01	0.10	0.04
Less: Compensation expense	---	---	(0.01)	(0.01)
Diluted Income per share - - pro forma	$0.19	$2.40	$0.82	$2.31

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Cash (received) paid for income taxes was $1,499,000 and ($3,928,000) during the nine-months ended September 30, 2005 and 2004, respectively.

Other Comprehensive Income (Loss)

For the three- and nine-months ended September 30, 2005 and 2004, respectively, the components of other comprehensive loss consisted of foreign currency translation adjustments, and, “mark-to-market” adjustments relating to a ‘hedge transaction’ interest rate swap entered into in February of 2004. Other Comprehensive income (loss) was $81,000 and $215,000, for the three-months ended September 30, 2005 and 2004, respectively and ($279,000) and ($14,000), for the nine-months ended September 30, 2005 and 2004, respectively.

Reclassifications

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

Note 2 - Inventories

	September 30,	December 31,
	2005	2004
	(unaudited)
	(dollars in thousands)

Finished Goods	$18,093	$18,074
Work-in-progress	26,618	23,638
Raw materials	32,026	29,150
	76,737	70,862
Less reserve for LIFO method of valuation	(11,962)	(11,331)
	$64,775	$59,531

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

Note 3 - Debt

	September 30,	December 31,
	2005	2004
	(unaudited)	(audited)
	(dollars in thousands)

Revolving Loan Agreement	$28,500	$20,000

Revolving Loan Agreement – On October 19, 2004, the Company entered into a three year, $70,000,000, committed, unsecured, multi-bank revolving loan and letter of credit facility (the “Facility”), led by Bank of America (successor to Fleet National Bank, the Company’s long-term lender), which Facility was increased to $80,000,000 on October 11, 2005. Borrowings under the Facility bear interest, at the Company’s election, at a floating rate based on the lenders’ prime or base rate or, for short term borrowings, at a rate based upon the daily British Bankers Association (“BBA”) LIBOR rate. The Facility contains affirmative and negative covenants, typical of such financing transactions, and specific financial covenants which require the Company to maintain a minimum consolidated net worth, a minimum cash flow coverage ratio and a maximum cash flow leverage ratio. As of September 30, 2005 and December 31, 2004, the Company was in compliance with all of the financial covenants required under the Facility. Revolving borrowings under the Facility are due and payable in full on the maturity date of the Facility, which is October 19, 2007. Most of the Company’s operating subsidiaries guaranty the obligations of the Company under the Facility. The Credit Agreement relating to the Facility also contains restrictions regarding the creation of indebtedness, the occurrence of mergers or consolidations, the sale of subsidiary stock and the payment of dividends in excess of 50 percent (50%) of net income. The Company had outstanding at September 30, 2005, $16,978,000 in standby letters of credit issued in connection with the Met-Coil bankruptcy reorganization plan, as more fully explained in Note 6, and $8,963,000 issued principally in connection with its commercial insurance programs. The balance outstanding under the facility was $28,500,000 at September 30, 2005.

Hedge Transaction - On February 6, 2004, the Company entered into a single interest rate swap transaction, to effectively fix the Company’s 30 day-LIBOR-based, variable rate interest obligations on a principal amount of $14,000,000 of debt at a rate of 2.87% for three years.

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

In connection with this interest rate swap transaction, the Company recorded after-tax income of $46,000 in Other Comprehensive Income (Loss) during the three-month period ended September 30, 2005 and after tax income of $299,000 during the three-month period ended September 30, 2004, reflecting interest rate fluctuations during these periods. The Company’s exposure to credit loss on its interest rate swap in the event of nonperformance by the counterparties is believed to be remote as the Company effected this swap through its principal bank, Bank of America, requiring that the counterparty have a strong credit rating.

Long-term Debt:

Long-term debt consisted of the following:

	September 30,	December 31,
	2005	2004
	(unaudited)
	(dollars in thousands)

Industrial Development Bond - PA	$3,919	$4,297
Industrial Development Bond – MO	4,430	---
Other Notes Payable	---	87
	8,349	4,384
Less Current Maturities	(695)	(582)
Long Term Debt	$7,654	$3,802

Industrial Development Bond - PA – On April 19, 2002, the Company’s subsidiary, Boyertown Foundry Company, Inc. (“BFC”), borrowed $5,512,490 under a note issued through the Berks County Industrial Development Authority in Berks County, PA in connection with a project to upgrade BFC’s foundry equipment in Boyertown, PA. The note bearing interest at 4.93% per annum, matures on April 19, 2012, and is payable in equal monthly payments of principal and interest over the term of the loan. The note is secured by a Loan and Security Agreement under which the equipment purchased by BFC with the loan proceeds is pledged as security for the note. The note is expected to be a ‘Qualified Small Issue Bond’ under Section 144 (a)(12) of the Internal Revenue Code, entitling the holder to tax exempt treatment on the interest. In the event the note is found to be not in compliance with Section 144 (a)(12), the interest rate on the note may be increased.

Industrial Development Bond - MO – On June 17, 2005, the Company acquired an 80,000 square feet manufacturing facility in Bridgeton, Missouri, for $2,940,000, which will be used to consolidate existing Formtek Metal Processing business units. The Company expects to dispose of idled facilities as a part of this consolidation process. On July 19, 2005, the Company refinanced this transaction as part of a 25 year tax exempt Industrial Development Bond totaling

$4,430,000. The proceeds were used to reimburse the Company for the acquisition of real estate and for construction, renovation, furnishing and equipping of the existing building. The note bears interest at a variable rate that considers prevailing market conditions and is set weekly by the remarketing agent, Banc of America Securities LLC. At no time may the interest rate exceed the maximum annual rate of 12.00%. Interest is payable monthly with a minimum optional redemption of principal due on July 1 of each year until maturity at July 1, 2030. The effective rate of interest paid in the 3rd quarter 2005, including letter of credit costs, was 4.27%. The minimum optional redemption amount in each of the first five years is $180,000. The note is secured by a Letter of Credit and Reimbursement Agreement with Bank of America, N.A.

Omega Flex, Inc. Related Debt:

Note Payable – Omega Flex – In connection with the “Spin-Off” of its 86% interest in Omega Flex, Inc. (Omega), as more fully described in Note 8, the Company retained an intercompany obligation payable to Omega in the amount of $3,250,000 which was converted on the date of the “Spin-Off”, July 29, 2005, to a 3-year “balloon” note bearing interest at 5.06% per annum, reflecting the then prevailing yield on 3-year U.S. Treasury securities plus 100 basis points. The obligation is included at September 30, 2005 under the heading “Due to Omega Flex, Inc.” The comparable figure at December 31, 2004 was $16,572,000 and is reflected under the same heading.

Omega Flex, Inc. Long Term Debt – The following indebtedness is included in “Omega Flex Liabilities Related to Spin-off” on the accompanying December 31, 2004 balance sheet: (See Note 8.)

Note Payable-Sovereign Bank - On April 16, 2004, the Company’s former second tier subsidiary, Exton Ranch, Inc. (“Exton Ranch”), borrowed $3,720,000 from Sovereign Bank, secured by the manufacturing facility owned by Exton Ranch and occupied, in part, by the Company’s former subsidiary, Omega Flex, Inc. (“Omega”) in Exton, PA. The loan bears interest at a LIBOR-based variable rate, payable monthly in arrears. Principal under the loan is amortized over a 20-year period with a ten-year maturity. The borrower also has the ability to prepay the loan during the term thereof without penalty. The loan is secured by a first priority mortgage on the property, and a collateral assignment of leases, and fixture filing. Exton Ranch is a wholly owned subsidiary of Omega, the primary tenant of the building, and Omega guaranteed the payment and performance of the obligations of Exton Ranch under the various loan agreements. Omega was “spun-off” from the Company as of July 29, 2005 (see Note 8). Accordingly, this obligation no longer appears on the Company’s books or records.

Cash paid for interest was $1,387,000 and $785,000 during the nine-months ended September 30, 2005, and 2004, respectively.

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

Three-months ended
September 30, 2005:
(in thousands)
		Metal	All
	HVAC	Forming	Other	Totals

Revenues from External Customers	$71,050	$24,601	---	$95,651

Segment Operating Profit (Loss)	$4,914 *	($2,031) **	---	$2,883

* includes $62 in Professional Fees related to the Omega Flex Spin-Off and Mestek “Going Private” transactions, as more fully explained in Note 8.

** includes $656 in Plant Shutdown Expenses in accordance with FAS 146, as more fully described in Note 9 and $64 in Subsidiary Bankruptcy Professional Fees, as more fully described in Note 7.

Three-months ended
September 30, 2004:
(in thousands)
		Metal	All
	HVAC	Forming	Other	Totals

Revenues from External Customers	$67,369	$23,945	---	$91,314

Segment Operating Profit (Loss)	$2,079 *	$17,469 **	---	$19,548

* includes $115 in Plant Shutdown expenses in accordance with FAS 146, as more fully described in Note 9.

** includes $18,415 in insurance recoveries and other expense reductions related to environmental litigation and remediation and $1,519 in subsidiary bankruptcy professional fees, all as more fully explained in Note 7.

Nine-months ended
September 30, 2005:
(in thousands)
		Metal	All
	HVAC	Forming	Other	Totals

Revenues from External Customers	$198,818	$72,250	---	$271,068

Segment Operating Profit (Loss)	$10,187 *	($3,631) **	---	$6,556

* includes $400 in Professional Fees related to the Omega Flex Spin-Off and Mestek “Going Private” transaction, as more fully described in Note 8.

** includes $1,464 in Plant Shutdown expenses in accordance with FAS 146, as more fully described in Note 9 and $501 in Subsidiary Bankruptcy Professional Fees, as more fully explained in Note 7.

Nine-months ended
September 30, 2004:
(in thousands)
		Metal	All
	HVAC	Forming	Other	Totals

Revenues from External Customers	$190,869	$69,324	$71	$260,264

Segment Operating Profit (Loss)	$5,195 *	$10,087 **	($26)	$15,256

* includes $970 in Plant Shutdown expenses in accordance with FAS 146, as more fully described in Note 9.

** includes $17,728 insurance recoveries and other expense reductions related to environmental litigation and remediation, and $8,542 in subsidiary bankruptcy professional fees, all as more fully explained in Note 7.

HVAC Segment Revenues by HVAC Product Group:

	Three-months ended		Nine-months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(dollars in thousands)

Hydronics Products	$36,906	$34,068	$95,724	$89,359
Air Distribution and Cooling Products	19,790	19,151	62,140	62,578
Gas and Industrial Products	14,354	14,150	40,954	38,932
Total HVAC Segment Revenues	$71,050	$67,369	$198,818	$190,869

Note 5 - Defined Benefit Plans

The Company’s second-tier subsidiary, Met-Coil, maintained, prior to its acquisition by the Company’s subsidiary, Formtek, Inc. on September 3, 2000, several defined benefit pension plans (the Met-Coil Plans) covering certain of its employees. The Met-Coil Plans were “frozen” and merged prior to the acquisition, “locking in” retirement benefits earned to that date and precluding any further benefits for future service. Due to recent adverse investment performance and reduced expectations of future investment earnings, the combined Met-Coil Plans’ administrator has determined that the Accumulated Benefit Obligation, the present value of future pension obligations to Met-Coil Plan participants, exceeds the fair market value of the Met-Coil Plan’s assets as of December 31, 2004 and 2003. In accordance with the requirements of FAS 87, Employers’ Accounting for Pensions, the Company has recorded charges in 2004 and 2003 net of related tax benefit, to the Shareholders’ Equity section of the consolidated Balance Sheet contained herein of $8,000, and $205,000 respectively, under the heading “Additional Minimum Liability-Defined Benefit Plan”. The Company recorded pension expense of $13,799 and $15,662, respectively, for the three-months ended September 30, 2005 and 2004, and $41,397 and $46,986, for the nine-months ended September 30, 2005 and 2004, respectively, for the Met-Coil Plans.

In connection with the acquisition of the assets of Airtherm Manufacturing Company and Airtherm Products, Inc. in 2000, the Company assumed certain obligations related to the defined benefit plan maintained by Airtherm, the Airtherm LLC Retirement Income Plan, prior to the acquisition date. The Airtherm LLC Retirement Income Plan was “frozen” prior to acquisition in a manner similar to the Met-Coil Plans described above. In accordance with the requirements of FAS 87, Employers’ Accounting for Pensions, the Company recorded charges in 2004 and 2003, net of related tax benefits, to the Shareholders Equity section of the Consolidated Balance Sheet contained herein of $164,000 and $42,000, respectively, relating to the Airtherm LLC Retirement Income Plan under the heading “Additional Minimum Liability-Defined Benefit Plan. Pension expense (benefit) under the Airtherm LLC Retirement Income Plan was $695 and ($1,629) for the three-months ended September 30, 2005 and 2004, respectively and $2,085 and ($2,605), for the nine-months ended September 30, 2005 and 2004, respectively.

The Company uses a December 31, 2004 measurement date for the Airtherm LLC Retirement Income Plan and September 30, 2004 for the Met-Coil Plan.

In accordance with Statement of Financial Accounting Standards No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Post-Retirement Benefits, the following interim period information is provided:

Components of Net Periodic Benefit Cost:

	Met-Coil	Airtherm
	Three-months ended	Three-months ended
	September 30, 2005	September 30, 2005

Service cost	$ ---	$ ---
Interest cost	66,201	51,806
Expected Return on Plan Assets	67,944	51,111
Amortization of Unrecognized
Transition (Asset) Obligation	---	---
Amortization of net (Gain) Loss	14,461	---
Other	1,081	---
Net Periodic Benefit Cost	$13,799	$695

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

The Company is obligated under the Indemnity and Guaranty Agreement with Airtherm Products, Inc. (“Airtherm”) to indemnify Airtherm against certain claims arising out of the acquisition of Airtherm in August 2000, including potential claims involving alleged violations of the Worker Adjustment and Retraining Notification Act (“WARN Act”). Certain former employees of Airtherm have filed suit alleging such WARN Act claims, and defense of the matter was tendered by Airtherm to the Company pursuant to the above indemnity agreement. The U.S. District Court in Arkansas subsequently awarded summary judgment to plaintiffs, and assessed liability of approximately $520,000, plus interest and attorneys’ fees. The Company has appealed the summary judgment verdict on behalf of Airtherm to the Eighth Circuit Court of Appeals. The matter is scheduled for oral argument in November 2005. The Company expects that the trial court judgment will be overturned as being inconsistent with the statute and prior judicial decisions.

Contingencies

Letters of Credit

The Company had outstanding at September 30, 2005, $16,978,000 in standby letters of credit issued in connection with the Met-Coil bankruptcy reorganization plan, as more fully explained in Note 6, and, additionally, $8,963,000 issued principally in connection with its commercial insurance programs. A letter of credit securing payment of the proceeds of the $4,430,000 Industrial Development Authority Bond, as more fully described in Note 3, for the City of Bridgeton, MO was issued in the amount of $4,480,976 on July 19, 2005.

Insurance

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

Guarantees

The Company is obligated as a guarantor with respect to certain potential debt obligations of CareCentric, Inc. (formerly Simione Central Holdings, Inc.) to CareCentric’s primary commercial bank, Wainwright Bank & Trust Company, in the amount of $4 million. The $4 million Wainwright credit line is secured by substantially all of CareCentric’s assets. The actual balance outstanding under CareCentric’s credit line with Wainwright Bank & Trust Company as of September 30, 2005 was $2,430,000. Under the Equity Method of Accounting, in December 2001, the Company accrued this guarantee (originally in the amount of $6 million and now reduced to $4 million) as a reserve for Equity Investment Losses. John E. Reed, the Company’s Chairman and Chief Executive Officer, is a shareholder and director of Wainwright Bank & Trust Company.

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

In addition, the Amended Plan established a trust (the “TCE PI Trust”) for the holders of future claims or demands, who reside, resided or may reside in a certain geographic area in the vicinity of the facility in Lisle, Illinois, and who assert or may assert personal injury claims in the future. Pursuant to the “channeling injunction” the TCE PI Trust was established to assume all such future personal injury claims and demands and pay and administer verified claims for up to 45 years. Pursuant to the Amended Plan, the Company and Met-Coil are committed to fund up to $26 million (on a present value basis) to the TCE PI trust over time and based on actual claims paid. Upon establishment of such TCE PI Trust, Mestek and its affiliates were released from any liabilities assumed by the TCE PI Trust for up to 45 years. Pursuant to the Amended Plan, all such future claims and demands will be “channeled” to the TCE PI Trust and be paid in accordance with the distribution procedures established for such trust. This TCE PI Trust is being administered by an independent trustee, with power to mediate, arbitrate and, if necessary, litigate claims. Through September 30, 2005, approximately 688 “exposure only” claims have been approved by the TCE Trust in an aggregate amount of $1,895,000 and 3 personal injury claims have been paid in the aggregate amount of $40,000.

The Company’s Environmental and Litigation Reserve related to this matter as of the year ended December 31, 2004 was approximately $24.7 million. The reserve as of the quarter ended September 30, 2005 was approximately $20.3 million. The reduction in the reserve in the three-month period ended September 30, 2005 includes approximately $390,000 for remediation related expenditures and $780,000 in payments to claimants under the TCE PI Trust. Based on recent estimates of ongoing remediation costs, and reflecting reductions in the reserve for expenditures incurred in the quarter ending September 30, 2005, the remediation portion of the reserve as of September 30, 2005 is $5,523,000, which amount is included in the $20.3 million reserve discussed above. The reserve balance at September 30, 2005 relates to future obligations under the Plan relating to soil and groundwater remediation, municipal water connections, the TCE PI Trust described above and other administrative expenses of the Met-Coil bankruptcy. Management believes that no additional reserves, beyond those set forth above, are required at this time. These reserves have been established in accordance with Financial Accounting Standard Board Statement No. 5 and Staff Accounting Bulletin No. 92. However, while these reserves represent management’s best estimate of these liabilities, and are based upon known or anticipated claims analysis estimated by various legal, scientific and economic experts, there is no assurance that these reserves will be adequate to meet all potentials claims arising from the environmental contamination at the Lisle, Illinois site. In addition, there can be no assurance that future claims for personal injury or property damage will not be asserted by other plaintiffs against Met-Coil and Mestek with respect to the Lockformer site and facility. See Remediation – Lisle, IL section below.

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

Environmental litigation and Remediation Reserves:

The Company’s Environmental Litigation and Remediation Reserve is comprised of the following:

	September 30,	December 31,
	2005	2004
	(in thousands)

Estimated Future Remediation costs	$5,523	$7,018
The Illinois Actions, The Honeywell Claims,
The Attorney General Action
and all matters related to pending
future personal Injury claims in the Lockformer area	---	1,500
Potential Future Obligations to the TCE PI Trust	$14,752	16,171

Total Environmental Litigation and Remediation Reserve	$20,275	$24,689

Based on claim experience through September 30, 2005 the Company has reclassified $20,445,000 of the above reserve to non-current as of December 31, 2004 and has classified $18,275,000 of the reserve as non-current as of September 30, 2005.

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

Almost all of these suits seek to establish liability against the Company as successor to companies that may have manufactured, sold or distributed asbestos-related products, and who are currently in existence and defending thousands of asbestos related cases, or because the Company currently sells and distributes boilers, an industry that has been historically associated with asbestos-related products. The Company believes it has valid defenses to all of the pending claims and vigorously contests that it is a successor to companies that may have manufactured, sold or distributed any product containing asbestos materials. However, the results of asbestos litigation have been unpredictable, and accordingly, an adverse decision or adverse decisions in these cases, individually or in the aggregate, could materially adversely affect the financial position and results of operation of the Company and could expose the Company to substantial additional asbestos related litigation and the defense costs thereof, which defense costs, because of the sheer number of asbestos claimants and the historical course of the litigation process in this area has the potential to become substantial, though these costs are not capable of estimation at this time. The total requested damages of these cases are over $3 billion. To date, however, the Company has had approximately 300 asbestos-related cases dismissed without any payment and it settled approximately twenty-five asbestos-related cases for a de minimis value. However, there can be no assurance the Company will be able to successfully defend or settle any pending litigation.

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

Following is a summary of changes in the Company’s product warranty liability for the three- and nine-month periods ended September 30, 2005 and 2004.

	Three-months ended		Nine-months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(dollars in thousands)

Balance at beginning of period	$3,928	$3,262	$3,864	$2,524
Provision for warranty claims	635	448	1,698	1,949
Warranty claims incurred	(744)	(320)	(1,743)	(1,083)
Balance at end of period	$3,819	$3,390	$3,819	$3,390

Note 7 - Subsidiary Bankruptcy

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

The Company as a whole incurred $64,000 and $1,519,000 in legal costs in the three-month periods ended September 30, 2005 and 2004, respectively, and $501,000 and $8,542,000 in the nine-months ended September 30, 2005 and 2004, respectively, relating to the administration of Met-Coil’s Bankruptcy which amounts are reported in the accompanying financial statements under the heading Subsidiary Bankruptcy Professional Fees.

Note 8 – Omega Flex Spin-Off/Mestek “Going Private”

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

The operations of Omega are separately reported in accordance with Statement of Financial Accounting Standard No. 144 (FAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets” in the accompanying Condensed Consolidated Statements of Income for the three and nine-month periods ended September 30, 2004 and 2005, under the heading Income From Discontinued Operations. Omega assets and liabilities are separately reported in the accompanying December 31, 2004 Condensed Consolidated Balance Sheet in accordance with FAS 144. Omega was formerly included in the Company’s HVAC segment. Interest expense has been allocated to the operations of Omega based on the relationship of Omega’s assets to the Company’s consolidated assets at the end of each reporting period. Corporate General &

Administrative expenses originally allocated to Omega totaling $52,000 and $324,000 for the three and nine-month periods ended September 30, 2005, respectively, and $120,000 and $385,000 for the three- and nine-month periods ended September 30, 2004, respectively, have been reallocated to the Company’s continuing operations.

Summarized financial information for the discontinued Omega operations is as follows:

	Three-Months ended		Nine-months ended
	September 30:		September30:
	2005 *	2004	2005 *	2004
	(dollars in thousands)

Operating Revenues	$5,543	$11,693	$34,035	$33,820

Income before Provision for
Income Taxes	$909	$2,233	$6,438	$6,306

Income from Discontinued Operations
Net of Income Taxes	$525	$1,294	$3,713	$3,660

* through date of Spin-Off

	September 30, 2005	December 31, 2004

Current Assets	---	$14,608
Total Assets	---	40,403

Current Liabilities	---	$12,645
Total Liabilities	---	16,364

Net Assets of Discontinued Operations	---	$24,039

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

The timing and structure of the “going private” transaction generally, in light of the Spin-Off, are under review and consideration by the Special Committee which has been charged with making a recommendation regarding these matters to the full Board of Directors, which will ultimately make the determination of whether to go forward and propose the appropriate vote of the shareholders. The Special Committee has retained Houlihan, Lokey, Howard & Zukin as its independent financial advisor and Foley Hoag LLP as its independent legal counsel.

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

Note 9 – Plant Shutdowns and Other Restructuring Charges

Plant Shutdowns

On March 9, 2004, the Company announced plans to close its Milford, OH, (“Air Clean Damper”) manufacturing operations. The Company sold the principal assets associated with this business and the transaction closed on March 31, 2004. A nominal gain was recorded in the three-month period ended March 31, 2004 and is reflected in Other Income (Expense) for that period. The Milford, OH facility is reflected in the accompanying Condensed Consolidated Financial Statements under the heading Property Held for Sale. The facility was sold on October 7, 2005 for $1,264,000 net of selling costs. A gain of $183,000 will be reflected in the Company’s fourth quarter 2005 results in connection with this transaction.

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

The Company is accounting for the costs related to these and certain other previously announced HVAC “exit and disposal” activities, employee severance and related costs of shutting down manufacturing operations, in accordance with FAS 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”). The Company incurred $656,000 and $115,000, in the three-month periods ended September 30, 2005 and 2004, respectively, and $1,464,000 and $970,000 in the nine-month periods ended September 30, 2005 and 2004, respectively, of such “exit and disposal” costs which are classified separately in the accompanying financial statements under the heading Plant Shutdown and Other Restructuring

Charges in accordance with FAS 146.

On June 17, 2005, the Company acquired an 80,000 square feet manufacturing facility in Bridgeton, Missouri, for $2,940,000, which will be used to consolidate existing Formtek Metal Processing business units. The Company expects to dispose of idled facilities as a part of this consolidation process. On July 19, 2005, the Company refinanced this transaction as part of a 25-year tax exempt Industrial Development Bond totaling $4,430,000, as more fully explained in Note 3.

Other Restructuring Charges

In the three- and nine-month period ended September 30, 2005, the Company’s HVAC segment incurred professional fees and other costs totaling $62,000 and $400,000, respectively, in connection with the “spin-off” of the Company’s Omega Flex, Inc. subsidiary and subsequent “going private” transaction planned by the Company, as more fully described in Note 8. These costs are reflected in the accompanying financial statements under the heading Plant Shutdown and Other Restructuring Charges.

Note 10 – Shareholder’s Equity

During the nine- months ended September 30, 2005, the Company’s Shareholder’s Equity was affected by incentive stock option activity and the “Spin-Off” of Omega Flex, Inc. as follows:

Incentive Stock Option Activity:	Paid In Capital

Balance December 31, 2004	$15,434,000

Credit related to the issuance of common shares from
Treasury stock pursuant to the exercise of Mestek Incentive
Stock Options (see below)	716,950

Stock-based compensation expensed recorded in relation
To re-priced Incentive Stock Options (see Note 1)	787,750

Balance September 30, 2005	$16,938,700

	# Of Shares	Treasury Shares

Balance December 31, 2004	1,010,032	$12,103,000

Net common shares issued from Treasury shares
Pursuant to exercise of Mestek Incentive Stock Options	(132,022)	($810,000)

Balance September 30, 2005	878,010	$11,293,000

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

Spin-Off of Omega Flex:

The distribution of Mestek’s 86% interest in the common stock of its Omega Flex, Inc. Subsidiary to its common shareholders on a pro-rata basis on July 29, 2005, as more fully explained in Note 8, was treated as a dividend for accounting purposes which reduced the Company’s Consolidated Retained Earnings by $19,136,000 representing the net carrying value of the Omega Flex, Inc. assets and liabilities immediately before the distribution.

Note 11 - Subsequent Event

On October 11, 2005 the Company, through its wholly owned subsidiary, Embassy Manufacturing, Inc., acquired substantially all of the operating assets and certain of the liabilities of Embassy Industries, Inc. (Embassy), a subsidiary of P&F Industries, Inc., based in Farmingdale, New York. Embassy designs, develops, engineers, manufactures, markets and sells hydronic baseboard radiation, kick space hydronic heaters, in-floor radiant heating systems, gas-fired hot water and combination heaters and boilers and a variety of other hydronic heating products which are complementary to the Company’s existing hydronics businesses. The purchase price paid was $8.0 million, subject to a price adjustment within 60 days, upon determination of the final value of current assets and current liabilities being assumed. The purchase has been accounted for under the purchase method of accounting in accordance with FAS 141.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company’s HVAC Segment reflects the seasonal nature of a company engaged in heating product sales, although the broadening of its product offering over the past 10 years to include cooling products, air handling products and corrugated stainless steel tubing has dampened the seasonal curve of the Segment’s revenue stream.

The Company’s Metal Forming Segment operates within the highly cyclical capital goods marketplace which reflects challenges not only relative the cyclicality of demand but also relative to the globalization of the customer base as well as the competitor base, requiring it to seek a more international focus in supply, manufacturing, sales, and marketing. The Company presently operates principally within the North American marketplace. However, the Company foresees the need for growth both in sales and production in both Europe and Asia.

As of September 30, 2005, the Company employs approximately 2,682 people, primarily in the United States and Canada.

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

The strength or weakness in the construction markets directly affects our HVAC business and strength or weakness in the capital goods markets directly affects our Metal Forming business. In 2004 and thus far in 2005, residential construction was and remains strong, institutional construction was and remains flat and industrial/commercial construction was and remains off from prior periods. To the extent that the strong residential new construction and re-modeling/re construction/re habilitation market has been driven by historically low interest rates, any increases in interest rates may adversely affect the volume and profitability of our HVAC business. In the capital goods sector, bookings have increased to date in 2005 though shipments from the Metal Forming Segment are up only marginally, as discussed more fully herein. The Metal Forming Segment has been in a consolidation mode in 2005, closing certain facilities and relocating operations. As a result, results were disappointing for the third quarter in 2005 for the Metal Forming Segment relative to the comparable period in 2004.

For 2006, the Company’s Segment budgets are based upon an overall stability expected in the construction markets, though the mix of residential, commercial, industrial and institutional construction spending may change, and expected continuation of the upturn in capital spending, driven in part by the pent-up demand resulting from deferred maintenance as well as increased manufacturing production utilizing the kind of machinery the Company sells. However, rising commodity prices, especially steel, scrap cast iron, copper, oil and natural gas are expected to contribute to upward inflationary pressures, which will continue to push interest rates higher. While the Company itself is not highly leveraged and thus the increased cost of capital may not be as significant a factor in the Company’s cost structure as it is in other companies, increases in interest rates could slow the domestic residential construction market or contribute to further declines in the commercial and industrial construction markets, as well as adversely affect the capital goods market recovery. Increased shipping costs and benefits expense (primarily health care) are also having a dampening effect on economic growth, which could adversely effect the Company’s operations.

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

Three-months ended September 30, 2005 vs. September 30, 2004

Consolidated Operations – Continuing Operations

The Company’s Consolidated revenues were up 4.7% from $91,314,000 in the quarter ended September 30, 2004 to $95,651,000 in quarter ended September 30, 2005, reflecting principally improved HVAC Segment revenues which offset relatively flat Metal Forming Segment revenues. For the Company as a whole, Sales, General and Administrative, and Engineering costs, taken together as a percentage of Total Revenues, were reduced from 22.8% of sales in the three-month period ended September 30, 2004 to 22.5% in the three-month period ended September 30, 2005, reflecting principally the effect of increased revenues.

Core operating income (“a Non-GAAP Financial Measure”) for the Company as a whole for the third quarter of 2005 increased 38%, from $2,767,000 in the third quarter of 2004 to $3,815,000 in the third quarter of 2005, reflecting the various factors mentioned above.

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

The core operating profits (losses) for the Company as a whole are reconciled with operating profits (loss) determined in accordance with GAAP as follows:

	Three-months ended
	September 30,
Consolidated	2005	2004

Core Operating Profits (Loss)	$3,665,000	$2,767,000
Less Subsidiary Bankruptcy Professional Fees	64,000	1,519,000
Less (Plus) Environmental Litigation and Remediation	---	(18,415,000)
Less Plant Shutdown	718,000	115,000
Operating Profits (Losses) per GAAP	$2,883,000	$19,548,000

Income Tax Provision (Benefit), as a percentage of pretax income, was 55.1% in the three-months ended September 30, 2005, up from 11.9% in the three-months ended September 30, 2004. The 2004 rate was lower than the “expected” statutory rate due primarily to a substantial non-recurring benefit permanent resulting from the Met-Coil bankruptcy process.

The 2005 rate was higher than the “expected” statutory rate due primarily to permanent non-deductible differences related to stock option expenses.

HVAC Segment

Total Revenues in the Company’s HVAC Segment increased 5.5% during the third quarter of 2005 relative to the third quarter of 2004 principally due to strong hydronic and gas product sales, particularly commercial boiler sales, which offset relatively flat air distribution products sales. During the three-months ended September 30, 2005, the HVAC Segment’s gross profit margins increased from 26.8% to 28.9%. Improved HVAC margins reflect to some extent the segment’s success in passing on via price increases the effects of inflationary pressures incurred in 2004 and 2005 which affected copper, steel, cast iron scrap, aluminum and other commodities used in its products.

Operating profits for the HVAC segment for the three-months ended September 30, 2005 were up 23.6% relative to the three-months ended September 30, 2004 from $2,079,000 to $4,914,000, reflecting the positive trends described above. The Company continues to focus its efforts on consolidating overhead wherever possible in order to maximize efficiency in its various HVAC manufacturing operations.

                Metal Forming Segment

Total Revenues in the Company’s Metal Forming Segment increased by 2.7% during the third quarter of 2005 relative to the third quarter of 2004. The backlog at September 30, 2005 is approximately $35.5 million, which is up 22.5% from the June 30, 2005 backlog of $29.2 million and up 22.1% from $29.4 million at September 30, 2004. The backlog represents about 17 weeks of work. The bookings are approximately $31.0 million for the third quarter, up 11.1% from the $27.9 million at June 30, 2005 and up 32.4% from the $23.4 million at September 30, 2004. The third quarter booking and backlog figures represent the results of sales training and a strategy of customer-centric activities in a steadily improving domestic economy. The Segment believes it is gaining market share in most of its core businesses. Improved sales have occurred primarily in metal construction, foreign HVAC sales and office furniture. The Segment’s shipments have lagged behind its business plan in 2005 reflecting engineering and shop floor execution problems which have been compounded somewhat by the manufacturing consolidation process which the segment has been undergoing. Throughout 2005, the Segment has been in the process of rationalizing its product lines and consolidating its operations, including the relocation of certain manufacturing operations from Illinois to its new “world class” manufacturing facility in Bridgeton, MO and, also, expanding its manufacturing operations in Danville, KY. Gross profit margins for the Metal Forming Segment fell from 28.3% in the 2004 quarter to 22.5% in the 2005 quarter, reflecting poor quoting and execution on larger orders and increased warranty expense. Management is vigorously pursuing efforts to improve its quoting processes, contract administration, and manufacturing and application engineering execution.

Reflecting the effects described above, the Segment’s “core” operating results (a “Non-GAAP Financial Measure” discussed below) for the quarter (which exclude certain Plant Shutdown Expenses, Environmental and Remediation Income and Subsidiary Bankruptcy Professional Fees), decreased from $573,000 in the 2004 period to ($1,311,000) in the 2005 period. It is increasingly clear that globalization has substantially impacted the domestic North American market for the Segment’s products leading to increased pressure on margins.

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

The Metal Forming Segment’s Core operating profits (a “Non-GAAP Financial Measure discussed below) are reconciled with operating profits (losses) determined in accordance with GAAP as follows:

	Three-months ended
	September 30,
Metal Forming Segment	2005	2004

Core Operating Profits for the Segment	($1,311,000)	$573,000
Less Subsidiary Bankruptcy Professional Fees	64,000	1,519,000
Less Plant Shutdown Expenses	656,000	---
Less (Plus) Environmental Litigation and Remediation	---	(18,415,000)
Operating Profits (Loss) per GAAP	($2,031,000)	$17,469,000

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

Nine-months ended September 30, 2005 vs. September 30, 2004

Consolidated

The Company’s Consolidated revenues from Continuing Operations were up 4.2% from $260.3 million in the nine-month period ended September 30, 2004 to $271.1 million in the nine-month period ended September 30, 2005, reflecting increased revenues from both the HVAC segment and the Metal Forming segment which were both up approximately 4.0%. For the Company as a whole, Sales, General and Administrative, and Engineering costs, taken together as a percentage of Total Revenues, decreased from 23.4% to 22.7% reflecting the effect of increased revenues.

Core Operating Income (“a Non-GAAP Financial Measure”) for the nine-month period ended September 30, 2005 for the Company as a whole, which excludes certain Environmental Litigation and Remediation income, Subsidiary Bankruptcy Professional Fees and Plant

Shutdown and Other Restructuring expenses, increased from $7,041,000 in the nine-months ended September 30, 2004 to $8,676,000 in the nine-months ended September 30, 2005, reflecting the effect principally of improved HVAC revenues and gross profit margins.

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

The Core operating profits (losses) for the Company as a whole are reconciled with operating profits (losses) determined in accordance with GAAP as follows:

	Nine-months ended
	September 30,
Consolidated	2005	2004

Core Operating Profits	$8,676,000	$7,041,000
Less Subsidiary Bankruptcy Professional Fees	501,000	8,542,000
Plus Environmental Litigation and Remediation Income	---	(17,727,000)
Less Plant Shutdown	1,619,000	970,000
Operating Profits per GAAP	$6,556,000	$15,256,000

Income Tax Expense (Benefit), as a percentage of pretax income (loss), increased from 4.6% in the nine-month period ended September 30, 2004 to 47.6% in the nine-month period ended September 30, 2005. The 2004 expense differed from the “expected” statutory rate due primarily to a substantial non-recurring permanent benefit resulting from the Met-Coil bankruptcy process. The 2005 expense differed from the “expected” statutory rate due primarily to permanent non-deductible differences related to stock option expenses.

HVAC Segment

Total Revenues in the Company’s HVAC segment increased 4.2% during the nine-month period ended September 30, 2005 relative to the comparable period in 2004 due primarily to increased sales of hydronic and gas fired heating products, including particularly commercial boilers which offset relatively flat sales of air distribution, air conditioning and industrial heating products. Gross profit margins improved significantly in 2005 reflecting the Segment’s success in passing on via price increases the effects of inflationary pressures incurred in 2004 and 2005 which affected copper, steel, cast iron scrap, aluminum and other commodities used in its products. The Company continues to focus its efforts on consolidating overhead wherever possible in order to maximize efficiency in its various HVAC manufacturing operations.

Core Operating profits for the HVAC segment for the nine-month period ended September 30, 2005 were up 74.2% relative to the nine-month period ended September 30, 2004 from $6,165,000 to $10,587,000, reflecting the cumulative effect of the factors described above.

The HVAC Segment’s Core Operating profits (a Non-GAAP Financial Measure) are reconciled with operating profits determined in accordance with GAAP as follows:

	Nine-months ended
	September 30,
HVAC Segment	2005	2004

Core Operating Profits	$10,587,000	$6,165,000
Less Plant Shutdown	---	970,000
Less Other Restructuring	400,000	---
Operating Profit per GAAP	$10,187,000	$5,195,000

Metal Forming Segment

Total Revenues in the Company’s Metal Forming segment were up approximately 4.2% for the nine-month period ended September 30, 2005, relative to the comparable nine-month period ended September 30, 2004.

Core Operating Profits (Losses) (“a Non-GAAP Financial Measure”) for the segment for the nine-month period ended September 30, 2005, were reduced from $901,000 during the nine-months ended September 30, 2004 to ($1,666,000) in the nine-months ended September 30, 2005, due principally to quoting, engineering and shop floor execution problems which have been compounded somewhat by the manufacturing consolidation process which the segment has been undergoing. Throughout 2005, the Segment has been in the process of rationalizing its product lines and consolidating its operations, including the relocation of certain manufacturing operations from Illinois to its new “world class” manufacturing facility in Bridgeton, MO and, also, expanding its manufacturing operations in Danville, KY. It is also clear that over time globalization has substantially impacted the domestic North American market for the Segment’s products leading to increased pressure on margins. In addition, the Segment increased spending in training and global marketing and maintained spending in new product development and promotion.

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

The Metal Forming Segment’s core operating profits (losses) are reconciled with operating profits (losses) determined in accordance with GAAP as follows:

	Nine-months ended
	September 30,
Metal Forming Segment	2005	2004

Core Operating Profits (Loss) for the Segment	($1,666,000)	$901,000
Less Subsidiary Bankruptcy Professional Fees	501,000	8,542,000
Less Plant Shutdown Expenses	1,464,000	---
Less Environmental Litigation and Remediation Expense (Income)	---	(17,728,000)
Operating (Losses) Profit per GAAP	($3,631,000)	$10,087,000

LIQUIDITY AND CAPITAL RESOURCES

The Company’s total debt (long-term debt plus current portion of long-term debt) increased in the nine-months ended September 30, 2005 from $24,384,000 at December 31, 2004 to $40,099,000 at September 30, 2005, reflecting principally the effect of increased investments in accounts receivable and inventory (which effects are both seasonal and related to general business growth) and the acquisition of a manufacturing facility in Bridgeton, Missouri on June 17, 2005 for $2,940,000, as explained more fully in Note 9 to the Condensed Consolidated Financial Statements. The above figures exclude Omega Flex, Inc.’s $3.6 million debt to Sovereign Bank at December 31, 2004, which is classified separately in the accompanying December 31, 2004 financial statements in accordance with FAS 144 (see Note 8 related to Discontinued Operations). The above figures include, however, the Company’s $3.3 million debt to Omega Flex Inc. which resulted from the Spin-Off on July 29, 2005, as more fully explained in Note 8 to the accompanying condensed consolidated financial statements.

The Company has not paid dividends on its common stock since 1979.

The Company’s debt (short-term debt plus long-term debt) to equity ratio was approximately 38.2% as of September 30, 2005. The Company believes its liquidity position at September 30, 2005 is adequate to meet foreseeable future needs. As more fully explained in Note 6 to the Company’s 2004 Consolidated Financial Statements, on October 19, 2004, the Company entered into a multi-bank, $70 million three-year committed, unsecured revolving loan and letter of credit agreement which facility was increased to $80,000,000 on October 11, 2005. As more fully explained in Note 8 to the condensed consolidated financial statements, the Company “spun-off” its Omega Flex, Inc. subsidiary effective July 29, 2005 and plans subsequently, to “Go Private” which will require additional borrowings and will result in the Company being more leveraged than at present.

Commitments, Contingencies, and Warranties

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

The Company is obligated under the Indemnity and Guaranty Agreement with Airtherm Products, Inc. (“Airtherm”) to indemnify Airtherm against certain claims arising out of the acquisition of Airtherm in August 2000, including potential claims involving alleged violations of the Worker Adjustment and Retraining Notification Act (“WARN Act”). Certain former employees of Airtherm have filed suit alleging such WARN Act claims, and defense of the matter was tendered by Airtherm to the Company pursuant to the above indemnity agreement. The U.S. District Court in Arkansas subsequently awarded summary judgment to plaintiffs, and assessed liability of approximately $520,000, plus interest and attorneys’ fees. The Company has appealed the summary judgment verdict on behalf of Airtherm to the Eighth Circuit Court of Appeals. The matter is scheduled for oral argument in November 2005. The Company expects that the trial court judgment will be overturned as being inconsistent with the statute and prior judicial decisions.

Contingencies

The Company is contingently liable under standby letters of credit totaling approximately $25,941,000 issued principally in connection with its commercial insurance coverages and in connection with the funding of the Met-Coil TCE PI Trust discussed below.

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

The Company is obligated as a guarantor with respect to certain potential debt obligations of CareCentric, Inc. (formerly Simione Central Holdings, Inc.) to CareCentric’s primary commercial bank, Wainwright Bank & Trust Company, in the amount of $4 million. The $4 million Wainwright credit line is secured by substantially all of CareCentric’s assets. The actual balance outstanding under CareCentric’s credit line with Wainwright Bank & Trust Company as of September 30, 2005 was $2,430,000. Under the Equity Method of Accounting, in December 2001, the Company accrued this guarantee (originally in the amount of $6 million and now reduced to $4 million) as a reserve for Equity Investment Losses. John E. Reed, the Company’s Chairman and Chief Executive Officer, is a shareholder and director of Wainwright Bank & Trust Company.

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

In addition, the Amended Plan established a trust (the “TCE PI Trust”) for the holders of future claims or demands, who reside, resided or may reside in a certain geographic area in the vicinity of the facility in Lisle, Illinois, and who assert or may assert personal injury claims in the future. Pursuant to the “channeling injunction” the TCE PI Trust was established to assume all such future personal injury claims and demands and pay and administer verified claims for up to 45 years. Pursuant to the Amended Plan, the Company and Met-Coil are committed to fund up to $26 million (on a present value basis) to the TCE PI trust over time and based on actual claims paid. Upon establishment of such TCE PI Trust, Mestek and its affiliates were released from any liabilities assumed by the TCE PI Trust for up to 45 years. Pursuant to the Amended Plan, all such future claims and demands will be “channeled” to the TCE PI Trust and be paid in accordance with the distribution procedures established for such trust. This TCE PI Trust is being administered by an independent trustee, with power to mediate, arbitrate and, if necessary, litigate claims. Through September 30, 2005, approximately 688 “exposure only” claims have been approved by the TCE Trust in an aggregate amount of $1,895,000 and three (3) personal injury claims have been paid in the aggregate amount of $40,000.

The Company’s Environmental and Litigation Reserve related to this matter as of the year ended December 31, 2004 was approximately $24.7 million. The reserve as of the quarter ended September 30, 2005 was approximately $20.3 million. The reduction in the reserve in the three-month period ended September 30, 2005 includes approximately $390,000 for remediation related expenditures and $780,000 in payments to claimants under the TCE PI Trust during the three-months ended September 30, 2005. Based on recent estimates of ongoing remediation costs, and reflecting reductions in the reserve for expenditures incurred in the quarter ending September 30, 2005, the remediation portion of the reserve as of September 30, 2005 is $ 5,523,000, which amount is included in the $ 20.3 million reserve discussed above. The reserve balance at September 30, 2005 relates to future obligations under the Plan relating to soil and groundwater remediation, municipal water connections, the TCE PI Trust described above and other administrative expenses of the Met-Coil bankruptcy. Management believes that no additional reserves, beyond those set forth above, are required at this time. These reserves have been established in accordance with Financial Accounting Standard Board Statement No. 5 and Staff Accounting Bulletin No. 92. However, while these reserves represent management’s best estimate of these liabilities, and are based upon known or anticipated claims analysis estimated by various legal, scientific and economic experts, there is no assurance that these reserves will be adequate to meet all potentials claims arising from the environmental contamination at the Lisle, Illinois site. In addition, there can be no assurance that future claims for personal injury or property damage will not be asserted by other plaintiffs against Met-Coil and Mestek with respect to the Lockformer site and facility. See Remediation – Lisle, IL section below.

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

The Company’s Environmental Litigation and Remediation Reserve is comprised of the following:

	September 30,	December 31,
	2005	2004
	(in thousands)

Estimated Future Remediation costs	$5,523	$7,018
The Illinois Actions, The Honeywell Claims,
The Attorney General Action
and all matters related to pending
future personal Injury claims in the Lockformer area	---	1,500
Potential Future Obligations to the TCE PI Trust	$14,752	16,171

Total Environmental Litigation and Remediation Reserve	$20,275	$24,689

                Based on claim experience through September 30, 2005 the Company has reclassified $20,445,000 of the above reserve to non-current as of December 31, 2004 and has classified $18,275,000 of the reserve as non-current as of September 30, 2005.

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

Almost all of these suits seek to establish liability against the Company as successor to companies that may have manufactured, sold or distributed asbestos-related products, and who are currently in existence and defending thousands of asbestos related cases, or because the Company currently sells and distributes boilers, an industry that has been historically associated with asbestos-related products. The Company believes it has valid defenses to all of the pending claims and vigorously contests that it is a successor to companies that may have manufactured, sold or distributed any product containing asbestos materials. However, the results of asbestos litigation have been unpredictable, and accordingly, an adverse decision or adverse decisions in these cases, individually or in the aggregate, could materially adversely affect the financial position and results of operation of the Company and could expose the Company to substantial additional asbestos related litigation and the defense costs thereof, which defense costs, because of the sheer number of asbestos claimants and the historical course of the litigation process in this area has the potential to become substantial, though these costs are not capable of estimation at this time. The total requested damages of these cases are over $3 billion. To date, however, the Company has had approximately 300 asbestos-related cases dismissed without any payment and it settled approximately twenty-five asbestos-related cases for a de minimis value. However, there can be no assurance the Company will be able to successfully defend or settle any pending litigation.

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

Following is a summary of changes in the Company’s product warranty liability for the three- and nine-month periods ended September 30, 2005 and 2004.

	Three-months ended		Nine-months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(dollars in thousands)

Balance at beginning of period	$3,928	$3,262	$3,864	$2,524
Provision for warranty claims	635	448	1,698	1,949
Warranty claims incurred	(744)	(320)	(1,743)	(1,083)
Balance at end of period	$3,819	$3,390	$3,819	$3,390

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

Credit Availability— Although interest rates trended lower in the beginning of 2004, short-term interest rates began to increase in the last two quarters of 2004 and have continued to increase throughout 2005. Credit availability continues to be critical to the Company’s customers and suppliers. As the Company’s customer base includes many small to medium size businesses a contraction in credit availability could significantly impact the Company’s operations.

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

Item 3. - Quantitative and Qualitative Information about Market Risks

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

At the end of the fiscal third quarter of 2005, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that the Company records, processes, summarizes and reports in a timely manner the information required to be disclosed in the periodic reports filed by the Company with the Securities and Exchange Commission. The Company’s management, including the chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s Disclosure Controls and Procedures as defined in the Rule 13a-15(e) of Securities Exchange Act of 1934. Based on that evaluation, the chief executive officer and chief financial officer have concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the purposes described in Rule 13a-15(e), and no changes are required at this time, except as follows: The evaluation process undertaken in connection with the quarter ended September 30, 2005 led to the recognition that the Company’s process for evaluating the accounting effects of all contractual commitments has not been sufficiently rigorous in the past, leading to an under-accrual relative to certain employment related obligations. Management has properly stated the accrual at September 30, 2005 and concluded that the impact on the financial results of the current quarter or any prior period was not material. Management has determined however, that it needs to implement a more rigorous process to ensure that all contractual commitments are evaluated on an ongoing basis relative to their accounting implications.

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

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

The Company is not presently involved in any litigation that it believes could materially and adversely affect its financial condition or results of operations except as described in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations-above and in Notes 6 above of the Company’s Condensed Consolidated Financial Statements, which are a part of this Quarterly Report on Form 10-Q. No material legal proceedings were instituted or terminated in the quarter ended on September 30, 2005, nor is the Company aware of any governmental agency investigations or proceedings other than as discussed in Note 6 of the Company’s Condensed Consolidated Financial Statements, which are a part of this Quarterly Report on Form 10-Q

Item 6 - Exhibits and Reports on Form 8-K

Exhibit No.	Description

11.1	Schedule of Computation of Earnings per common share.

31.1	Certification of Chief Executive Officer of Mestek, Inc. pursuant to Rule
15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Mestek, Inc. pursuant to Rule
15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer of
Mestek, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESTEK, INC.
(Registrant)

Date: November 11, 2005	By: /s/ Stephen M. Shea_______________________
Stephen M. Shea
Senior Vice President – Finance
and CFO (Chief Financial Officer)

Page 47 of 47