Form 10-K
period 2005-12-31
MESTEK INC
filed 2006-04-04
CIK 65195

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2005

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ______________________

Commission File Number	01-448

Mestek, Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania	25-0661650
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

260 North Elm Street	01085
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	413-568-9571

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock – No Par Value	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

NONE

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                          Yes ☒No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                         Yes ☒No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filed. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer [	]	Accelerated filer [	]	Non-accelerated filer ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐	No ☒

The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2005, the last business day of the most recently completed second quarter of 2005, based upon the closing price for the registrant’s common stock as reported in The Wall Street Journal as of such date was $56,758,379.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [	]	No [	]

The number of shares of the registrant’s common stock issued and outstanding as of March 31, 2006 was 8,732,125.

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

Item 1 - BUSINESS

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

Important factors that might cause our actual results to differ materially from the results contemplated by these forward-looking statements are contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Future Impact of Known Trends or Uncertainties” and elsewhere in this report and our future filings with the Securities and Exchange Commission.

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

The Company “Spun-Off” its Omega Flex subsidiary to its shareholders on July 29, 2005, as more fully explained in Note 17 to the accompanying financial statements. Accordingly, the discussions which follow, including discussions of historical results of operations, relate only to the Company’s Continuing Operations.

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

On October 11, 2005 the Company, through its wholly owned subsidiary, Embassy Manufacturing, Inc., acquired substantially all of the operating assets and certain of the liabilities of Embassy Industries, Inc. (Embassy), a subsidiary of P&F Industries, Inc., based in Farmingdale, New York. Embassy designs, develops, engineers, manufactures, markets and sells hydronic baseboard radiation, kick space hydronic heaters, in-floor radiant heating systems, gas-fired hot water and combination heaters and boilers and a variety of other hydronic heating products which are complementary to the Company’s existing hydronics businesses. The purchase price paid was $8,434,000 including goodwill of $1,265,000. The purchase has been accounted for under the purchase method of accounting in accordance with FAS 141.

On July 25, 2005, the Company, through its wholly owned subsidiary, Formtek Metal Forming, Inc. acquired certain operating assets of Tishken Products Company (Tishken). Tishken designs, develops, engineers, manufactures and markets specialized metal forming and handling equipment. The purchase price paid was $1,275,000. The purchase has been accounted for under the purchase method of accounting in accordance with FAS 141.

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

EMPLOYMENT

The Company and its subsidiaries together employed approximately 2,584 persons as of December 31, 2005.

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

Hydronic Products consist of residential baseboard heating products, commercial finned tube heating products, residential boilers, commercial boilers, convectors, kickspace heaters, fan coil units, steam and hot water unit heaters, copper-finned boilers and water heaters. These products are sold principally under the “Sterling”, “Vulcan”, “Heatrim”, “Kompak”, “Petite”, “Suntemp”, “Embassy”, “Beacon Morris”, “Hydrotherm”, “Airtherm”, “Westcast”, “RBI”, and “L. J. Wing” brand names. Gas and oil-fired boilers are sold primarily under the “RBI” and “Hydrotherm” brand names produced by subsidiaries of the Company. Westcast, Inc., a wholly owned subsidiary, is a distributor of gas and oil fired boilers in the commercial and residential markets sold principally under the name “Smith Cast Iron Boilers”. Boyertown Foundry Company (“BFC”), approximately 97% owned by the Company, operates a cast-iron foundry in Boyertown, PA, which manufactures products used principally in the manufacture of oil and gas fired boilers. The hydronic products are made in manufacturing facilities, in some cases shared with other HVAC Segment Divisions, in Westfield, MA; South Windsor, CT; Mississauga, Ontario, Canada; Farmville, NC; Forrest City, AR; Dundalk, MD; and Dallas, TX.

Gas Products consist of commercial gas-fired heating and ventilating equipment sold under the “Sterling” and other brand names. The products are made in the Company’s manufacturing facilities in Farmville, NC; and Dallas, TX. Industrial Products consist of commercial and industrial indoor and outdoor heating, ventilating and air conditioning products sold principally under the “Applied Air”, “King”, “L. J. Wing”, “Temprite”, “Alton” and “Aztec” brand names. The products are made in manufacturing facilities in Dallas, TX.

Cooling Products consist of niche residential and commercial air conditioning products principally sold under the “Spacepak” and “Koldwave” brand names. The products are made in manufacturing facilities in Wrens, GA and Dundalk, MD. Air Distribution Products consist of fire, smoke and air control dampers, louvers, grilles, registers, VAV boxes and diffusers sold principally under the “American Warming and Ventilating”, “Air Balance”, “Arrow”, “Louvers & Dampers (“L & D”)”, “Cesco” and “Anemostat” brand names. Air distribution products are devices designed to facilitate the ventilation and safety of buildings, tunnels and other structures or to control the movement of air through building ductwork in the event of fire or smoke and, in some cases, wind or rain. The products are made in manufacturing facilities in Bradner, OH; Waldron, MI; San Fernando, CA; Wyalusing, PA; Florence, KY; Wrens, GA; and Carson, CA. In November 2003, the Company closed substantially all of its operations in Scranton, PA, leaving in place its laboratory and testing facilities and some sales, marketing, and engineering facilities. The Scranton facility was sold on December 30, 2004. The Company sold its Air Clean Dampers product line, including operating assets and related intellectual property, manufactured in Milford, OH on March 30, 2004 at a nominal gain. The building was sold in October of 2005 at a nominal gain.

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

The HVAC Segment sells gas-fired and hydronic heating and ventilating products, boilers and other HVAC equipment in Canada and also sells its products in other foreign markets from time to time. Total export sales did not exceed ten percent of total revenues, nor did foreign assets exceed ten percent of total assets, in any of the most recent five years ended December 31, 2005.

The HVAC Segment uses a wide variety of materials in the manufacture of its products, such as copper, aluminum and steel, as well as electrical and mechanical components (controls, motors) and other products, including cardboard for packaging. Commodities markets in general and these commodities in particular have seen significant upward price movement in 2004 and 2005, resulting in increasing costs to manufacture products and, in some cases, a tightening supply. Management believes that it has adequate sources of supply for its raw materials and components and has not had significant difficulty in obtaining the raw materials, component parts or finished goods from its suppliers although many steel distribution centers were on allocation from steel mills in 2004 and 2005. No industry segment of the Company is dependent on a single supplier, the loss of which would have a material adverse effect on its business. Marketplace conditions may not allow the Company to pass along raw materials or component part price increases to its customers.

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

RESEARCH AND DEVELOPMENT

Expenditures for research and development for the HVAC Segment in 2005, 2004, and 2003, were $3,685,000, $3,281,000, and $3,876,000, respectively. Product development efforts are necessary and ongoing in all product markets.

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

As of December 31, 2004, the Formtek entities consisted of :

•	Formtek Maine, a division of Formtek, Inc. including the Cooper-Weymouth, Petersen (“CWP”), Rowe, and CoilMate/Dickerman product lines;
•	Formtek Cleveland, Inc., a subsidiary of Formtek, Inc. including the Yoder, Dahlstrom, B & K, and Krasny-Kaplan product lines, and in March of 2006 the Company sold its Mentor AGVS product line;
•	Hill Engineering Inc., which provides tools and dies complementary to the other subsidiaries product lines and gasket tooling and tool maintenance for the automotive industry;
•	Met-Coil Systems LLC, comprised of the Lockformer and Iowa Precision (“IPI”) divisions,
•	Iowa Rebuilders, Inc., a subsidiary of Formtek, Inc.,
•	Formtek Metalforming Integration, Inc., a subsidiary of Formtek, Inc.,
•	Formtek Machinery (“Beijing”) Company Ltd., a Chinese wholly foreign owned enterprise.
•	Axon Electric LLC, a subsidiary of Formtek, Inc., and
•	Engel Industries, Inc., a subsidiary of Formtek, Inc.

At January 1, 2005, Formtek began a process of cooperation and consolidation whereby the 10 operating units were organized into three (3) operating groups:

FORMTEK METAL FORMING, INC. (“FMF”) (formerly known as Formtek Cleveland, Inc.): this unit, headquartered in Cleveland, OH; is comprised of:

1.

Formtek Cleveland division – Manufacturer of Yoder, Dahlstrom and Tishken roll formers and roll forming systems; B&K Supermills and rotary punching and shearing units; Win-Pro fenestration machines and systems; Mentor AGVS automatic guided vehicle systems; rebuilding of Yoder, Dahlstrom, Tishken and other roll formers and Krasny Kaplan tube & pipe material handling products; and repair parts for all of the foregoing. All of these products are manufactured in Warrensville Heights and Bedford Heights, OH.

2.

Hill Engineering – Manufacturer of Hill Engineering tooling for roll former and roll forming systems including notching and punching dies and systems; Hill Engineering flying cut-off dies and saws; Hill Tool & Die, die rebuilding and maintenance; Hill Engineering compound dies primarily for the gasket industry; and repair parts and service for the foregoing. These products are manufactured in Villa Park, IL, and Danville, KY, where the tool and die maintenance is also performed.

3.

Axon Electric, LLC – Distributor of electrical parts and components in the Chicagoland area and designer and manufacturer of electric controls (panels) for Chicago area third parties and Formtek business units. Since March 2005, the products have been assembled and distributed from Villa Park, IL.

FMF owns plants in Bedford Heights, OH; Villa Park, IL; and Danville, KY, leases a plant in Warrensville Heights, OH; and leases a sales office in Warrensville, Heights, OH. During 2005 FMF acquired approximately 2.3 additional acres and a small building adjacent to its existing facility in Danville, KY. In March 2006, FMF sold its Mentor AGVS product line for approximately $500,000.

FORMTEK METAL PROCESSING (“FMP”): This unit, headquartered in St. Louis, MO is comprised of:

1.

Lockformer, division of Met-Coil, LLC – Manufacturer of Lockformer HVAC/Sheet metal roll formers and related forming equipment; Vulcan Blue, PipeFab and Water-Jet cutting machines; Lockformer custom roll formers; and repair parts and start up and diagnostic field service for the foregoing. These products previously manufactured in Lisle, IL and now primarily manufactured in Bridgeton, MO and Cleveland, OH, supplemented by certain roll forming products from Formtek Beijing.

2.

Iowa Precision (IPI), division - Manufacturer of IPI-HVAC duct lines including the Pro-Duct and related equipment such as the Whisper-Loc, Cornermatic and Elbow Machine; stamped corners for the HVAC/sheet metal contractor; multi-blanking and cut-to-length equipment including the line of Slears and Multi-Pro’s; and repair parts and start up and diagnostic field service for the foregoing. These products are manufactured in Cedar Rapids, IA.

3.

Flexible Fabrication, division – Manufacturer and integrator of Iowa Precision custom fabrication systems and lines and the FMI/Dahlstrom flexible fabrication systems, now consolidated as a new business unit. These products are manufactured and integrated in Cedar Rapids, IA.

4.

B&K CMP, division – A start up manufacturer based on new product development of 2003 and 2004, which is offering for sale and will produce B&K cut-to-length, slitting, multi-blanking and coil breakdown lines and related accessories for steel service centers and toll processors. These products are manufactured at a new facility in Bridgeton, MO.

5.

Engel Industries, Inc. – Manufacturer of Engel-HVAC/Sheet metal roll formers and related forming equipment; Engel duct line; Vulcan Green cutting machines Engel industrial roll formers and roll forming systems; Engel metal building and metal construction precuts, the Lion HVAC forming products; and repair parts and start up and diagnostic field service for the foregoing. These products are manufactured at a new facility in Bridgeton, MO.

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

FMP owns plants in Bridgeton, MO; Cedar Rapids, IA; Lisle, IL, and Clinton, ME, leases an engineering office in New Bremen, OH, and leases two manufacturing facilities in Cedar Rapids, IA,

In 2005, FMP acquired and rehabilitated a 90,000 square foot facility in Bridgeton, MO. It subsequently consolidated its Lockformer and Engel units into the facility in the 4th quarter. The excess facility in St. Louis was sold in January 2006 for approximately $400,000. The sales/service team of Lockformer remains at the Lisle facility as it is readied for sale. Early in 2006 FMP also further consolidated by moving its IRI product manufacturing into the IPI facility and closing the New Bremen, OH engineering office as it re-focuses the B&K-CMP offerings.

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

FI leases assembly facility in the Changping District, outside Beijing, China, leases sales/service office in Villars-sur-Glane, Switzerland, and a warehouse in Dudingen.

The Metal Forming Segment’s products are sold through factory direct, technical sales and independent dealers and distributors, in most cases to end-users and in some cases to distributors or other original equipment manufacturers. The core technologies are processing equipment for roll forming, coil processing (for stamping, forming and cut-to-length applications), metal duct fabrication and tube and pipe systems. The products include roll formers, roll forming systems, wing benders, air, mechanical and hydraulic presses, servo-feeds, straighteners, cradles, reels, coil feeding systems, cut-to-length lines, flexible fabrication systems, duct forming systems, rotary shearing, specialty dies, tube cut-off systems, hydraulic punching, blanking and cutoff systems, rotary punching, flying cut-off saws, plasma cutting equipment, tube mills, pipe mills and sophisticated material handling systems including automated vehicle guidance systems. The primary customers for such metal handling and metal forming equipment include sheet metal and mechanical contractors, steel service centers, contract metal-stampers, contract roll formers, and manufacturers of large and small appliances, commercial and residential lighting fixtures, automotive parts and accessories, office furniture and equipment, tubing and pipe products, metal construction products, doors, windows and screens, electrical enclosures, shelves and racks and metal ductwork. The Segment’s products are manufactured in facilities having approximately 400,000 square feet of manufacturing space, located in Clinton, ME; Bedford Heights, OH; Warrensville Heights, OH; Villa Park, IL; Cedar Rapids, IA; Danville, KY; Bridgeton, MO; and Beijing, China. The Segment closed and consolidated into the Cleveland, OH area facilities its Schiller Park, IL facility in 2001 and has closed and consolidated its South Elgin, IL facility into the Villa Park, IL facility, IRI – Cedar Rapids, IA facility and the Cleveland, OH area facilities. The Company also consolidated its manufacturing facility in Lisle, IL into its other manufacturing facilities in Bridgeton, MO, Cleveland OH, Cedar Rapids, IA. A centralized office for marketing, market development and international sales was opened in Itasca, IL in late 2002. The Company closed that facility in January 2006 and is working on sub-leasing the office. An independent sales office located in Shanghai was closed at the end of 2004, consolidating all China sales into Formtek Beijing. The European sales/service office is in Villars-sur-Glane, Switzerland near Fribourg, as is its Dudingen warehouse. No single customer accounts for sales in the aggregate of 10% or more of consolidated revenue.

The Company believes it has improved its competitive position within the metal forming marketplace by developing high quality reliable equipment with electronic and software controls, affording diagnostic, performance and operational features, as well as by the strategic acquisitions made in recent years, which broadened the Metal Forming Segment’s overall product offerings, created cross-selling opportunities, afforded synergies in sales/marketing and field service and allows the Segment to offer sophisticated metal forming solutions that reduce scrap, improve quality, increase throughput, shorten set up or changeover time, reduce downtime, reduce operator involvement and allow a wider variety of products to be processed. Cooperative marketing, market development, new product development and international sales and administration will also strengthen the individual business units.

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

The businesses of the Segment are highly competitive and, due to the nature of the products, are significantly more cyclical (due to changes in manufacturing capacity utilization and the cost and availability of financing) than the Company’s other operating Segment. Lockformer, Vulcan, Engel, Lion and Iowa Precision are among the leaders in the production of metal forming solutions for the HVAC/sheet metal fabricators, contractors and distributors. CWP, Rowe, CoilMate/Dickerman, and IPI have a strong presence in the manufacture of coil processing equipment through their broad and competitive product lines, together with Formtek’s customer-driven application engineering and ability to meet customer delivery and service requirements through separate extensive distribution networks. Dahlstrom, B & K, Tishken, Yoder and Lockformer are well-established names in the roll former market place. The Company believes that the critical mass created by the recent acquisitions of Engel Industries, Inc. and SNS (now known as Formtek Metal Forming, Inc.) will allow it to more fully leverage its large installed customer base in the sale of equipment, service and repair parts.

Like the HVAC Segment, the Metal Forming Segment uses a wide variety of raw materials and components incorporating raw materials which experienced upward price pressure in 2005 and continuing commodity shortage threats. The Company, however, believes that its relationship with materials and component suppliers will assure an adequate supply for its forecast production in 2006.

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

BACKLOG

The backlog relating to the Metal Forming Segment at December 31, 2005 was approximately $37,300,000, compared to approximately $25,300,000 and $27,800,000, at December 31, 2004 and 2003 respectively.

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

RESEARCH AND DEVELOPMENT

Expenditures for research and development for the Metal Forming Segment in 2005, 2004, and 2003, were $2,054,000, $1,655,000, and $1,150,000 respectively.

INTERNATIONAL

The Metal Forming Segment sells equipment in Canada, Mexico, Europe, China, East Asia, the Middle East and Australia, among other foreign markets. Total export sales did not exceed ten percent (10%) of the total revenues, nor did foreign assets exceed ten percent (10%) of total assets in any of the most recent five years ending December 31, 2005.

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

Item 1A – Risk Factors

1.	Construction Industry Cyclicality:

Revenues and margins could be adversely impacted by a cyclical downturn in the level of commercial or residential construction activity, particularly in the U. S. market. The construction industry, in which the Company’s Core HVAC Segment operates, is subject to periodic economic cycles. Monetary policy (interest rate changes), tax policy, fiscal policy, foreign economic conditions, geopolitical conditions, and a host of other factors beyond the Company’s control may impact the business cycle and ultimately materially adversely effect the Company.

2.	Globalization:

The Company’s Metal Forming Segment and, to a lesser degree, its HVAC segment, are subject to the competitive effects of globalization. In particular, the domestic market for machine tools, including many of the products sold by the Company’s Metal Forming Segment, has contracted substantially since approximately 1999 as result of the gradual dislocation of metal fabricating manufacturing operations. While the Company’s Metal Forming Segment has opened a Beijing manufacturing operation and has undertaken substantial “international sourcing” efforts over the last several years it is possible that the effects of globalization over time will materially adversely effect the Company’s revenues and margins.

3.	Environmental Regulation - impact on markets:

The Company’s operations and its HVAC products that involve combustion, refrigeration, air conditioning and related technologies as currently designed and applied entail the risk of future noncompliance with the evolving landscape of environmental laws regulations and industry standards. The cost of complying with the various environmental laws regulations and industry standards is likely to increase over time, and there can be no assurance that the cost of compliance, including changes to manufacturing processes and design changes to current HVAC product offerings that involve the creation of carbon dioxide or other currently unregulated compounds emitted in atmospheric combustion, or efficiency standards, will not over the long-term and in the future have a material adverse affect on the Company’s results of operations. In addition, a growing trend of governmental units and business entities to mandate or favor compliance with environmentally-based rating systems in the construction of buildings (such as “LEED” standards) may change the nature of HVAC products accepted in the marketplace and may have a materially adverse effect on the Company’s results of operations.

4.	Environment Regulation – impact on Company

The Company’s manufacturing operations are subject to numerous state and federal environmental laws and regulations governing the use, discharge and disposal of materials into the environment. The Company could be adversely impacted by future charges to such laws, which evolve on a continuous basis, and by potential exposures associated with past manufacturing operations including both active and closed plants.

5.	Technological Changes:

Although the HVAC industry has historically been impacted by technology changes in a relatively incremental manner, it cannot be discounted that radical changes—such as might be suggested by fuel cell technology, burner technology and/or other developing technologies—could materially adversely affect the Company’s results of operations and/or financial position in the future.

6.	Weather Conditions:

The Company’s core HVAC Segment manufactures heating, ventilating and air conditioning equipment with heating products representing the bulk of the Segment’s revenues. As such, the demand for its products depends upon colder weather and benefits from extreme cold. Severe climatic changes, such as those suggested by the “global warming” phenomenon, could over time adversely affect the Company’s results of operation and financial position.

7.	Supply Disruptions and Commodity Risks:

The Company could be materially adversely impacted by disruptions effecting any of its key suppliers and/or by significant unexpected price changes in the commodity markets. The Company uses a wide variety of materials in the manufacture of its products, such as copper, aluminum and steel, as well as electrical and mechanical components, controls, motors and other products. In connection with the purchase of major commodities, principally copper, stainless steel and aluminum for manufacturing requirements, the Company enters into some commodity forward agreements to effectively hedge a portion of the cost of the commodity. This forward approach is done for a portion of the Company’s requirements, while the balance of the transactions required for these commodities are conducted in the cash or “spot” market. The forward agreements require the Company to accept delivery of the commodity in the quantities committed, at the agreed upon forward price, and within the timeframe specified. The cash or “spot” market transactions are executed at the Company’s discretion and at the current market prices. In addition to the raw material cost strategy described above, the Company enters into fixed pricing agreements for the fabrication charges necessary to convert these commodities into useable product. Management believes at present that it has adequate sources of supply for its raw materials and components (subject to the risks described above under Purchasing Practices) and has historically not had significant difficulty in obtaining the raw materials, component parts or finished goods from its suppliers. No industry Segment of the Company is dependent on a single supplier, the loss of which would have a material adverse effect on its business.

Item 1B – Unresolved Staff Comments

The Company has no unresolved staff comments as of the date of this report.

Item 2 - PROPERTIES

The HVAC Segment of the Company manufactures equipment at plants that the Company or its subsidiaries own in Waldron, MI; Bradner, OH; Wyalusing, PA; Dundalk, MD; Wrens, GA; Dallas, TX; and Boyertown, PA. The Company’s Bishopville, SC plant has been closed and is presently leased to an unrelated party. The Company’s Milford, OH plant was sold in October 2005. The HVAC Segment operates plants that it leases from entities owned directly or indirectly by certain officers and directors of the Company in Westfield, MA; Farmville, NC; and South Windsor, CT. The HVAC Segment leases manufacturing space from unrelated parties in Mississauga, Ontario, Canada; Carson, CA; San Fernando, CA; Florence, KY; St. Louis, MO; and Forrest City, AR; as well as a regional distribution facility in Mississauga, Ontario, Canada and laboratory space in the Company’s formerly-owned Scranton, PA facility.

The Metal Forming Segment manufactures products at plants the Company owns in Clinton, ME; Villa Park, IL; Danville, KY; Cedar Rapids, IA; Bedford Heights, OH; and Bridgeton, MO, and owns office space and a facility for sale in Lisle, IL, and leases manufacturing space in Cedar Rapids, IA; Warrensville Heights, OH and Beijing, China and office space in Warrensville Heights, OH; New Bremen, OH; and Shanghai, China.

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

Item 3 - LEGAL PROCEEDINGS

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

Item 4 - SUBMISSION OF MATTER TO A VOTE OF THE SECURITY HOLDERS

No matters were submitted to the security holders of the Company for a vote during the fourth quarter of 2005.

PART II

Item 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Mestek’s common stock is listed on the New York Stock Exchange, under the symbol MCC. The number of shareholders of record as of March 31, 2006, based on inquiries of the registrant’s transfer agent, was approximately 923. For this purpose, shareholders whose shares are held by brokers on behalf of such shareholders (shares held in “street name”) are not separately counted or included in that total.

The high and low prices of the Company’s common stock for the quarterly periods during 2005 and 2004, as reported in the consolidated transaction reporting system, were as follows:

PRICE RANGE

	2005		2004
	high	low	high	low

First Quarter	$23.99	$18.00	$20.28	$17.68
Second Quarter	$26.60	$22.40 *	$18.39	$15.55
Third Quarter	$25.82	$11.80 *	$17.80	$16.66
Fourth Quarter	$13.39	$11.30	$18.58	$17.40

*after Spin-Off of Omega Flex. See below.

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

The remaining information called for in the item relating to “Securities Authorized for Issuance under Equity Compensation Plans” is reported in Note 14 to the Consolidated Financial Statements, in Part III, Item 12 of this Annual Report on Form 10-K and in the Company’s Proxy Statement relating to the Annual meeting of shareholders to be held on June 6, 2006, under the caption “Executive Compensation”. With respect to 2005, no equity compensation plans have been or currently are submitted for stockholder approval.

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

The operations of Omega are separately reported in accordance with Statement of Financial Accounting Standard No. 144 (FAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets” in the accompanying Condensed Consolidated Statements of Income for the 2005, 2004, and 2003, under the heading

Income From Discontinued Operations. Omega assets and liabilities are separately reported in the accompanying December 31, 2004 Condensed Consolidated Balance Sheet in accordance with FAS 144. Omega was formerly included in the Company’s HVAC segment. Interest expense has been allocated to the operations of Omega based on the relationship of Omega’s assets to the Company’s consolidated assets at the end of each reporting period. Corporate General & Administrative expenses originally allocated to Omega totaling $324,000, $563,000 and $347,000 for 2005, 2004, and 2003, respectively, have been reallocated to the Company’s continuing operations.

Mestek “Going Private”

It was further proposed on January 19, 2005, that the Special Committee, with the advice of its independent financial adviser, determine a fair and equitable “per share” value for a “pre-reverse stock split” share of Company common stock, reflecting the value of the Company following the Spin-Off, which is proposed to occur before the “going private” transaction is consummated. This would then form the basis for the full Board of Directors’ determination of the “per share” value to be used to effect a cash redemption of those shareholders who, by reason of the “reverse stock split” become owners of less than one share.

Management’s proposal of the “Going Private” transaction, including its timing and structure are under review and consideration by the Special Committee, which has been charged with making a recommendation regarding these matters to the full Board of Directors, which will ultimately make the determination of whether to go forward and propose the appropriate vote of the shareholders. There can be no assurances that the “Going Private” transaction will be consummated.

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

SUMMARY OF FINANCIAL POSITION as of December 31,

(dollars in thousands except per share data)

	2005	2004	2003	2002	2001

Total assets	$228,573	$254,994	$260,466	$234,157	$268,394

Working capital	44,982	58,058	8,047	52,141	45,978

Total debt	33,478	24,383	22,449	11,666	30,182

Shareholders’ equity	104,910	115,047	95,473	137,714	168,623

Shareholders’ equity per common share (1)	$12.01	$13.38	10.95	$15.79	19.33

SUMMARY OF OPERATIONS - for the years ended December 31,

(dollars in thousands except per share data)

	2005	2004	2003	2002	2001

Revenues from Continuing Operations	$372,295	$356,698	$329,517	$338,911	$363,468
Income (Loss) from Continuing Operations (3)	3,739	15,276	(47,370)	(4,727)	(5,291)
Cumulative Effect of a Change in Accounting Principle-Goodwill Impairment	---	---	---	(29,334)	---
Discontinued Operations	3,713	6,258	4,205	3,656	11,605
Net (Loss) Income	$7,452	$21,534	($43,165)	($30,405)	$6,314

Earnings (Loss) per Common Share:
Basic Earnings (Loss) per Common Share:
Continuing Operations	$0.43	$1.77	($5.43)	($0.54)	($0.65)
Cumulative Effect of a Change in Accounting Principle-Goodwill Impairment	---	---	---	(3.36)	---
Discontinued Operations	0.43	0.72	0.48	0.42	1.37
Net (Loss) Income	$0.86	$2.49	($ 4.95)	($3.48)	$0.72

Diluted Earnings (Loss) Per Common Share
Continuing Operations	$0.43	$1.76	($5.43)	($0.54)	($0.65)
Cumulative Effect of a Change in Accounting Principle-Goodwill Impairment	---	---	---	(3.36)	---
Discontinued Operations	0.43	0.72	0.48	0.42	1.37
Net (Loss) Income	$0.86	$2.48	($4.95)	($3.48)	($0.72)

(1)	Equity per common share amounts are computed using the common shares outstanding as of December 31, 2005, 2004, 2003, 2002, and 2001.

(2)	Includes the results of material acquired companies or asset acquisitions from the date of such acquisition, as follows:

Embassy Industries from October 11, 2005

Engel Industries, Inc. from August 29, 2003

King Company from December 31, 2001

Formtek Cleveland, Inc. from July 2, 2001

Airtherm LLC from August 25, 2000

Louvers & Dampers, Inc. from June 30, 2000

Met-Coil Systems Corporation from June 3, 2000

B & K Rotary Machinery from February 10, 2000

Cesco Products from January 28, 2000

(3)	See also Item 7 M D & A, Non-GAAP Financial Measures

Item 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company “Spun-Off” its Omega Flex subsidiary to its shareholders on July 29, 2005, as more fully explained in Note 17 to the accompanying financial statements. Accordingly, the discussions which follow, including discussions of historical results of operations, relate only to the Company’s Continuing Operations.

The Company’s HVAC Segment reflects the seasonal nature of a company engaged in heating products sales, although the broadening of its product offering over time to include cooling products, and air distribution products has made the seasonal curve of the Segment’s revenue stream somewhat less pronounced.

The Company’s Metal Forming Segment operates within the highly cyclical capital goods marketplace and reflects the challenges not only of cyclical demand but also of the continuing globalization of the customer base as well as the competitor base, requiring it to seek a more international focus in supply, manufacturing, sales and marketing. The Company operates principally within the North American marketplace. However, the Company does foresee the need for and has been working on growth both in sales and production in both Europe and Asia.

As discussed above in Item 1, fluctuations in the metal commodities market in particular can have significant impacts on the Company’s cost structure and may affect profitability with respect to revenues based on fixed-price contracts with Company customers, or derived in markets where pricing cannot be readily or promptly adjusted. The results of operations for 2004, and to a lesser extent 2005, reflect the significant impact of rapidly escalating commodity prices on profitability, as more fully discussed below.

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

As will be more specifically discussed below, the strength or weakness in the construction markets directly affects our HVAC business, and aspects of the Metal Forming business, and strength or weakness in the capital goods markets directly affects our Metal Forming business. In 2005, residential construction was strong, and institutional and industrial/commercial construction was relatively healthy. In the capital goods sector, orders for machinery and machine tools continued to recover from the depressed levels of 2001 but remained significantly below historical highs prior to 2000.

For 2006, the Company’s HVAC Segment’s budget is based upon an overall stability expected in the construction markets, though the mix of residential, commercial, industrial and institutional construction spending may change, and its Metal Forming Segment’s budget reflects relatively flat capital goods spending, driven in part by the pent-up demand resulting from deferred maintenance as well as increased manufacturing production utilizing the kind of machinery this Segment sells. However, rising commodity prices, especially copper and aluminum, are expected to continue contributing to inflationary pressures, which may in turn contribute to higher interest rates. While the Company itself has not historically been highly leveraged and thus cost of capital has not been as significant a factor in the Company’s cost structure as it may be in other companies, increases in interest rates could slow the domestic residential construction market or contribute to further declines in the commercial and industrial construction markets, as well as adversely affect the capital goods market recovery. Increased shipping costs and employee benefits expenses (primarily health care costs) also remain a threat to economic growth, which could have an adverse effect on the Company’s operations. The Company’s plans to “go private” subsequent to spinning off its Omega Flex subsidiary, as more fully explained in Note 17, will require additional borrowing which will result in the Company being more leveraged than at present.

NON-GAAP FINANCIAL MEASURES

RETURN ON AVERAGE NET ASSETS EMPLOYED

2005, 2004, 2003

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

The Company’s Operating Profits in 2004 and 2003, as reflected in the accompanying Consolidated Financial Statements, included disproportionately large Environmental (Credits) Charges of ($17,738,000) and $53,665,000, respectively, which related to a particular environmental litigation matter which was resolved in 2004 and which is discussed separately herein and therefore excluded from the definition of “Core Operating Profits” as used herein. Similarly excluded from the definition of Core Operating Profits are Subsidiary Bankruptcy Professional Fees of $524,000, $9,028,000 and $5,963,000, in 2005, 2004, and 2003, respectively, and Plant Shutdown and Other Restructuring Charges of $2,960,000, $1,789,000, and $5,239,000 in 2005, 2004, and 2003, respectively, all of which are also discussed separately herein. Core Operating Profits, as the term is used herein, is defined as Operating Profits determined in accordance with Generally Accepted Accounting Principles, as reflected in the accompanying financial statements, plus the aforementioned excluded (credits) and charges. Core Operating Profits are intended to be representative of the ongoing historical pretax, pre-interest, operating earnings stream contained in the Company’s HVAC and Metal Forming businesses. The Environmental (Credits) and Charges and Subsidiary Bankruptcy Professional Fees which are excluded from the definition of Core Operating Profits relate to a specific circumstance involving an alleged release of pollutants at a location owned by a subsidiary prior to the acquisition of that subsidiary by the Company which is discussed in detail herein under the heading “CONTINGENT LIABILITIES” below. Management believes that an analysis of the Company’s results of operations independent of the costs related to this particular matter is beneficial to the reader.

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

“Core Operating Profits”, as defined, represents a “Non-GAAP financial measure” which is reconcilable with the “comparable GAAP financial measure”, Operating (Loss) Profits, as follows:

	2005	2004	2003
	(Dollars in thousands)

Core Operating Profits (Non-GAAP financial measure)	$12,020	$8,071	$7,200
(Plus) Less: Environmental (Credits) Charges	(20)	(17,738)	53,665
Less: Subsidiary Bankruptcy Professional Fees	524	9,028	5,963
Less: Goodwill Impairment	---	---	9,975
Less: Plant Shutdown and Other Restructuring Charges	2,960	1,789	5,239

Operating Profits (Comparable GAAP financial measure)	$8,556	$14,992	($67,642)

The Company’s Return on Average Net Assets Employed, defined as Core Operating Profits, over Average Net Assets Employed From Continuing Operations (Total Assets less Current and Non Current Liabilities-other than Current and Non Current Portions of Long-Term Debt-averaged over 12 months) for the years 2005, 2004, and 2003 was as follows:

	2005	2004	2003
	(Dollars in thousands)

Core Operating Profits (Non-GAAP financial measure)	$12,020	$8,071	$7,200
Average Net Assets Employed from Continuing Operations	$163,973	$142,823	$146,833
Return on Average Net Assets Employed	7.33%	5.65%	4.90%

Average Net Assets Employed from Continuing Operations in 2005, 2004 and 2003 was further adjusted to exclude the effect of Environmental Litigation and Remediation Reserves (such that these reserves, including their deferred tax effects, are not treated as having reduced Net Assets Employed) as more fully described in ‘CONTINGENT LIABILITIES’ herein and in Note 10 to the accompanying financial statements.

The increase in overall Return on Average Net Assets Employed from 5.65% in 2004 to 7.33% in 2005 reflected the following trends:

1.

The HVAC Segment, driven by strong sales of residential and commercial hydronic products and improved commercial gas products sales, together with moderating commodity cost increases which allowed for some degree of margin improvement, posted substantially improved operating results overall.

2.

The Metal Forming Segment, was impacted significantly by a number of plant relocation and other business rationalization steps undertaken in 2005, together with a number of missteps in execution, which combined to produce a substantial operating loss.

3.	The improved HVAC results offset the Metal Forming Segment’s results producing an overall improvement in return on capital (Average Net Assets Employed) from 5.65% in 2004 to 7.33% in 2005.

RESULTS OF OPERATIONS

ANALYSIS:	2005 VS. 2004

HVAC SEGMENT:

The Company’s HVAC Segment reported comparative results from continuing operations for 2005 and 2004 as follows:

	2005	2005	2004	2004
	($000)%		($000)%

Net Sales	$276,072	100.00%	$260,595	100.00%
Gross Profit	$73,333	26.56%	$64,813	24.87%
Core Operating Profits (a non-GAAP financial measure)	$16,054	5.82%	$7,385	2.83%
Average Net Assets Employed (ANAE)	$126,238		$110,163
Return on ANAE	12.72%		6.70%

The HVAC Segment’s revenues by product group were as follows for 2005 and 2004:

	2005	2004
	($000)	($000)

Hydronic Products	$135,672	$124,104
Air Distribution & Cooling Products	79,180	78,241
Gas & Industrial Products	61,220	58,250
Segment Total	$276,072	$260,595

The Hydronic Product Group’s sales increased 9.3% in 2005 due principally to strong sales of residential and certain commercial hydronic products, including commercial boilers. The Air Distribution and Cooling Products Group’s revenues were up only 1.2% despite relatively healthy commercial and institutional construction reflecting the highly competitive nature of the air distribution market. The Gas & Industrial Products Group’s revenues were up 5.1% in 2005 reflecting strong sales of commercial gas and hydronic heating products.

For the year as a whole, the HVAC Segment’s revenues were up 5.94%, from $260,595,000 in 2004, to $276,072,000 in 2005, reflecting the various effects mentioned above. The Segment’s gross profit margins recovered somewhat from 2004 which had been negatively impacted by inflationary pressures effecting copper, steel, aluminum, scrap steel and other commodities in 2004.

Reflecting the factors mentioned above, Core Operating Profit, a non-GAAP financial measure, for the HVAC Segment was increased by 117.39% from $7,385,000 in 2004 to $16,054,000 in 2005. Core Operating Profit, a non-GAAP financial measure, is reconcilable with Operating Profit, the most directly comparable GAAP financial measure, as follows:

	2005	2004
	($000)	($000)

Core Operating Profits (a non GAAP financial Measure)	$16,054	$7,385
Plant Shutdown and Other Restructuring Charges	(996)	(1,789)
Operating Profits (Comparable GAAP Financial Measure)	$15,058	$5,596

METAL FORMING SEGMENT:

This Segment includes a number of established brand names including CWP, Rowe, Dahlstrom, Hill Engineering, CoilMate/Dickerman, Lockformer, IPI, Engel, Lion, Yoder, Tishken, Krasny Kaplan and Mentor AGVS which manufacture sophisticated metal handling, feeding and forming equipment, roll-forming equipment and related machine tools and dies, tube mills, pipe mills, custom engineered material handling equipment, and automated guided vehicle systems. The Segment acquired 100% of the capital stock of Engel Industries, Inc. (“Engel”) on August 29, 2003 for $5,687,000 after adjustments. Engel is a leading manufacturer of roll forming equipment whose products are similar to those made by the Lockformer division of Met-Coil Systems LLC. The

Segment acquired the assets of Lion Machinery on October 6, 2004 for approximately $1.0 million. The Lion operations were folded into Engel.

The Company’s Metal Forming Segment reported comparative results from continuing operations for 2005 and 2004 as follows:

	2005	2005	2004	2004
	($000)%		($000)%

Net Sales	$96,222	100.00%	$96,033	100.00%
Gross Profit	$22,016	22.88%	$25,923	26.99%
Core Operating Profit (Loss) (Non-GAAP financial measure)	($4,033)	(4.19%)	$712	1.00%
Average Net Assets Employed (ANAE)	$37,735		$32,660
Return on ANAE	(10.69%)		2.18%

Core Operating (Loss), a non-GAAP financial measure, is reconcilable with Operating (Loss), the most directly comparable GAAP financial measure, as follows:

	2005	2004
	($000)	($000)

Core Operating (Loss) (Non-GAAP financial measure)	($4,033)	$712
(Plus) Less: Environmental (Credits) Charges	(20)	(17,738)
Less: Subsidiary Bankruptcy Professional Fees	524	9,028
Less: Plant Shutdown Charges	1,965	---
Operating (Loss) Profits (Comparable GAAP financial measure)	($6,502)	$9,422

The Metal Forming Segment’s products are capital goods used in the handling, forming and fabrication of sheet metal in various manufacturing applications including those in the auto, steel service center, stamping, metal construction, appliance and metal office furniture manufacturing industries, among others. As such, the Segment’s products have benefited from recent strengthening in the demand for machine tools in those industries. Management continues to study ways to maximize the opportunities presented by its development of a multifaceted product platform under the Formtek name which it believes is unique in the Metal Forming industry. Net Sales for the Segment, were basically unchanged from 2004 and remain significantly below the cyclical peak of 2000.

Core Operating Profits (Loss) for the Segment in 2005 included approximately $533,000 in net operating cost associated with the winding down of Formtek Metalforming Integration, Inc. (FMI) (now closed and integrated into other existing operations). Core Operating Profit (Loss) also included approximately $702,000 in transitional expenses associated with the transfer of manufacturing operations from Lisle, IL, to Bridgeton, MO, in the latter part of 2005. In addition, a number of other product rationalizations and product development programs were undertaken in 2005 which management believes are important to the Segment’s future. The Segment’s sales backlog was $37.3 million at December 31, 2005, up substantially from $25.9 million at December 31, 2004, reflecting relatively healthy sales bookings but also shipping delays encountered at the end of the year, resulting in part from the various relocation efforts undertaken during the 2005 year. The segment is presently focused on efforts to improve on-time shipments and restore its historical lead times.

The Segment’s Margins were adversely impacted in 2005 by commodity cost increases it was unable to recover in pricing actions, due in part to long lead time orders, and by other cost overruns reflecting quoting, engineering and manufacturing missteps. Management continues to institute use and enforce stronger order management and fulfillment processes to address these issues. In addition, a review of standard pricing and quotation practices lead to pricing adjustments and changes to proposal pricing practices throughout the year that it expects to improve margins.

CONSOLIDATED RESULTS:

As a whole, the Company reported comparative results as follows:

	2005	2005	2004	2004
	($000)%		($000)%

Net Sales	$372,295	100.00%	$356,698	100.00%
Gross Profit	$95,349	25.61%	$90,448	25.37%
Core Operating Profits (Non-GAAP financial measure)	$12,020	3.23%	$8,071	2.26%
Average Net Assets Employed (ANAE)	$163,973		$142,823
Return on ANAE	7.33%		5.65%

Core Operating Profit (Loss), a non-GAAP financial measure, is reconcilable with Operating Profit (Loss), the most directly comparable GAAP Financial Measure, as follows:

	2005	2004
	($000)	($000)

Core Operating Profit (Non-GAAP financial measure)	$12,020	$8,071
(Plus) Less: Environmental (Credits) Charges	(20)	(17,738)
Less: Subsidiary Bankruptcy Professional Fees	524	9,028
Less: Plant Shutdown and Other Restructuring Charges	2,960	1,789
Operating (Loss) Profits (Comparable GAAP financial measure)	$8,556	$14,992

The modest improvement in Gross Profit margins overall reflects the offsetting effects of improved sales and margins in the HVAC Segment and reduced margins in the Metal Forming Segment traceable principally to various effects mentioned above.

Sales expense for the Company as a whole, as a percentage of revenues, was reduced from 13.20% in 2004 to 12.74% in 2005, reflecting the effect of improved revenues. General and Administrative expenses, as a percentage of revenues, increased from 5.80% in 2004 to 6.22% in 2005, reflecting in part the effect of increased costs of compliance with the requirements of the Sarbanes-Oxley Act of 2002, and related Securities and Exchange Commission rules and regulations issued pursuant to the Sarbanes-Oxley Act, and the new Corporate Governance Listing Standards of the New York Stock Exchange also issued, in part, in response to the Sarbanes-Oxley Act. Engineering expense, as a percentage of continuing revenues, decreased from 4.10% in 2004 to 3.43% in 2005, reflecting the effect of improved revenues.

Interest Expense increased substantially in 2005, reflecting principally the full year effects of additional borrowings required to fund the costs of the Met-Coil bankruptcy administration and the Met-Coil bankruptcy reorganization plan which became effective on October 19, 2004, as more fully described in Note 15, the Embassy acquisition in October of 2005, and other borrowings, as discussed in more detail in the Liquidity and Capital Structure section herein.

Income Tax Expense (Benefit) for 2005 on Income from Continuing Operations, as a percentage of pretax income (loss), differed substantially from the “expected” income tax expense due to certain non-deductible accounting expenses including charges for Stock-Based Compensation and Professional Fees associated with the Omega Flex “Spin-Off” and planned “going private” transaction, as more fully described in Note 17.

ANALYSIS: 2004 VS. 2003

HVAC SEGMENT:

The Company’s HVAC Segment reported comparative results from continuing operations for 2004 and 2003 as follows:

	2004	2004	2003	2003
	($000)%		($000)%

Net Sales	$260,595	100.00%	$262,205	100.00%
Gross Profit	$64,813	24.87%	$70,803	27.00%
Core Operating Profits (a non-GAAP financial measure)	$7,385	2.83%	$12,125	4.62%
Average Net Assets Employed (ANAE)	$110,163		$115,168
Return on ANAE	6.70%		10.47%

The HVAC Segment’s revenues by product group were as follows for 2004 and 2003:

	2004	2003
	($000)	($000)

Hydronic Products	$124,104	$120,793
Air Distribution & Cooling Products	78,241	82,994
Gas & Industrial Products	58,250	58,418
Segment Total	$260,595	$262,205

The Hydronic Product Group’s sales increased 2.74%in 2004 due to strong sales of residential hydronic products which were partially offset by weak commercial hydronic product sales, including finned tube and commercial boilers. The Air Distribution and Cooling Products Group’s revenues were down 5.73% reflecting continuing weak commercial construction activity in 2004. The Gas & Industrial Products Group’s revenues were relatively flat in 2004 reflecting relatively weak commercial construction activity.

For the year as a whole, the HVAC Segment’s revenues were down 0.62%, from $262,205,000 in 2003, to $260,595,000 in 2004, reflecting the various effects mentioned above. The Segment’s gross profit margins were negatively impacted by inflationary pressures effecting copper, steel, aluminum, scrap steel and other commodities in 2004.

Reflecting the factors mentioned above, Core Operating Profit, a non-GAAP financial measure, for the HVAC Segment was reduced by 39.1% from $12,125,000 in 2003 to $7,385,000 in 2004. Core Operating Profit, a non-GAAP financial measure, is reconcilable with Operating Profit, the most directly comparable GAAP financial measure, as follows:

	2004	2003
	($000)	($000)

Core Operating Profits (a non GAAP financial Measure)	$7,385	$12,125
Plant Shutdown and Other Restructuring Charges	(1,789)	(5,239)
Operating Profits (Comparable GAAP Financial Measure)	$5,596	$6,886

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

The Company’s Metal Forming Segment reported comparative results from continuing operations for 2004 and 2003 as follows:

	2004	2004	2003	2003
	($000)%		($000)%

Net Sales	$96,033	100.00%	$66,905	100.00%
Gross Profit	$25,923	26.99%	$17,017	25.43%
Core Operating Profit (Loss) (Non-GAAP financial measure)	$712	1.00%	($4,392)	(6.56%)
Average Net Assets Employed (ANAE)	$32,660		$31,665
Return on ANAE	2.18%		(13.87)%

Core Operating (Loss), a non-GAAP financial measure, is reconcilable with Operating (Loss), the most directly comparable GAAP financial measure, as follows:

	2004	2003
	($000)	($000)

Core Operating (Loss) (Non-GAAP financial measure)	$ 712	($4,392)
(Plus) Less: Environmental (Credits) Charges	(17,738)	53,665
Less: Subsidiary Bankruptcy Professional Fees	9,028	5,963
Less: Goodwill Impairment	---	9,975
Operating (Loss) Profits (Comparable GAAP financial measure)	$9,422	($73,995)

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

CONSOLIDATED RESULTS:

As a whole, the Company reported comparative results as follows:

	2004	2004	2003	2003
	($000)%		($000)%

Net Sales	$356,698	100.00%	$329,517	100.00%
Gross Profit	$90,488	25.37%	$87,963	26.69%
Core Operating Profits (Non-GAAP financial measure)	$8,071	2.26%	$7,200	2.19%
Average Net Assets Employed (ANAE)	$142,823		$146,833
Return on ANAE	5.65%		4.90%

Core Operating Profit (Loss), a non-GAAP financial measure, is reconcilable with Operating Profit (Loss), the most directly comparable GAAP Financial Measure, as follows:

	2004	2003
	($000)	($000)

Core Operating Profit (Non-GAAP financial measure)	$8,071	$7,200
(Plus) Less: Environmental (Credits) Charges	(17,738)	53,665
Less: Subsidiary Bankruptcy Professional Fees	9,028	5,963
Less: Plant Shutdown and Other Restructuring Charges	1,789	5,239
Less: Goodwill Impairment	---	9,975
Operating (Loss) Profits (Comparable GAAP financial measure)	$14,992	($67,642)

Slightly reduced Gross Profit margins overall reflects the offsetting effects of improved margins in the Metal Forming Segment and reduced margins in the HVAC Segment traceable principally to inflationary increases in commodity costs experienced in 2004, as explained above.

Sales expense for the Company as a whole, as a percentage of revenues, was reduced from 14.03% in 2003 to 13.20% in 2004, reflecting the effect of improved revenues. General and Administrative expenses, as a percentage of revenues, decreased from 6.27% in 2003 to 5.80% in 2004, reflecting the effect of improved revenues. Engineering expense, as a percentage of continuing revenues, decreased from 4.20% in 2003 to 4.10% in 2004, reflecting the effect of improved revenues.

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

CONTINGENT LIABILITIES – Guaranties, Subsidiary Bankruptcy and Environmental Matters

Indemnifications

The Company is obligated under Indemnity Agreements (“Indemnity Agreements”) executed on behalf of 23 of the Company’s officers and directors. Under the terms of the Indemnity Agreements, the Company is contingently liable for costs which may be incurred by the officers and directors in connection with claims arising by reason of these individuals’ roles as officers and directors of the Company.

The Company was obligated under the Indemnity and Guaranty Agreement with Airtherm Products, Inc. (“Airtherm”) to indemnify Airtherm against certain claims arising out of the acquisition of Airtherm in August 2000, including potential claims involving alleged violations of the Worker Adjustment and Retraining Notification Act (“WARN Act”). Certain former employees of Airtherm have filed suit alleging such WARN Act claims, and defense of the matter was tendered by Airtherm to the Company pursuant to the above indemnity agreement. The U.S. Eighth Circuit Court of Appeals recently reversed the trial court and ruled that Airtherm had no Warn Act liability in connection with the sale of the business.

Contingencies

Letters of Credit

The Company had outstanding at December 31, 2005, $16,978,000 in standby letters of credit issued in connection with the Met-Coil bankruptcy reorganization plan, as more fully explained in Note 6, and, $8,351,991 issued principally in connection with its commercial insurance programs. In addition, a letter of credit was issued on July 19, 2005 in the amount of $4,480,976 in connection with the $4,430,000

Industrial Development Authority Bond, as more fully described in Note 6, for the City of Bridgeton, MO.

Insurance

The Company retains significant obligations under its commercial general liability insurance policies for product liability and other losses. For losses occurring in the policy years ending October 1, 2005 and October 1, 2006, the Company maintains commercial general liability insurance, retaining liability for the first $2,000,000 per occurrence of commercial general liability claims (including products liability claims), subject to an agreed aggregate. For losses occurring in the policy year ended October 31, 2003, the Company retained liability for the first $500,000 per occurrence of commercial general liability claims (including product liability), subject to an agreed aggregate. In addition, the Company retained liability for the first $250,000 per occurrence of workers compensation coverage, subject to an agreed aggregate.

Guarantees

The Company is obligated as a guarantor with respect to certain potential debt obligations of CareCentric, Inc. (formerly Simione Central Holdings, Inc.) to CareCentric’s primary commercial bank, Wainwright Bank & Trust Company, in the amount of $3,870,000. The $10 million Wainwright credit line is secured by substantially all of CareCentric’s assets. The actual balance outstanding under CareCentric’s credit line with Wainwright Bank & Trust Company as of December 31, 2005 was $3,600,000. Under the Equity Method of Accounting, in December 2001, the Company accrued this guarantee (originally in the amount of $6 million and now reduced to $3.87 million) as a reserve for Equity Investment Losses. John E. Reed, the Company’s Chairman and Chief Executive Officer, is a shareholder and director of Wainwright Bank & Trust Company.

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

In addition, the Amended Plan established a trust (the “TCE PI Trust”) for the holders of future claims or demands, who reside, resided or may reside in a certain geographic area in the vicinity of the facility in Lisle,

Illinois, and who assert or may assert personal injury claims in the future. Pursuant to the “channeling injunction” the TCE PI Trust was established to assume all such future personal injury claims and demands and pay and administer verified claims for up to 45 years. Pursuant to the Amended Plan, the Company and Met-Coil are committed to fund up to $26 million (on a present value basis) to the TCE PI trust over time and based on actual claims paid. Upon establishment of such TCE PI Trust, Mestek and its affiliates were released from any liabilities assumed by the TCE PI Trust for up to 45 years. Pursuant to the Amended Plan, all such future claims and demands will be “channeled” to the TCE PI Trust and be paid in accordance with the distribution procedures established for such trust. This TCE PI Trust is being administered by an independent trustee, with power to mediate, arbitrate and, if necessary, litigate claims. In 2005, approximately 743 “exposure only” claims have been paid by the TCE Trust in an aggregate amount of $1,855,000 and 5 personal injury claims have been paid the aggregate amount of $40,000.

The Company’s Environmental and Litigation Reserve related to this matter as of the year ended December 31, 2004 was approximately $24.7 million. The reserve as of the year ended December 31, 2005 was approximately $19.3 million. The reduction in the reserve in the twelve-month period ended December 31, 2005 includes approximately $3,487,000 for remediation related expenditures and $1,895,000 in payments to claimants under the TCE PI Trust. Based on recent estimates of ongoing remediation costs, and reflecting reductions in the reserve for expenditures incurred in the year ending December 31, 2005, the remediation portion of the reserve as of December 31, 2005 is $5,031,000, which amount is included in the $19.3 million reserve discussed above. The reserve balance at December 31, 2005 relates to future obligations under the Plan relating to soil and groundwater remediation, municipal water connections, the TCE PI Trust described above and other administrative expenses of the Met-Coil bankruptcy. Management believes that no additional reserves, beyond those set forth above, are required at this time. These reserves have been established in accordance with Financial Accounting Standard Board Statement No. 5 and Staff Accounting Bulletin No. 92. However, while these reserves represent management’s best estimate of these liabilities, and are based upon known or anticipated claims analysis estimated by various legal, scientific and economic experts, there is no assurance that these reserves will be adequate to meet all potentials claims arising from the environmental contamination at the Lisle, Illinois site. In addition, there can be no assurance that future claims for personal injury or property damage will not be asserted by other plaintiffs against Met-Coil and Mestek with respect to the Lockformer site and facility. See Remediation – Lisle, IL section below.

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

Environmental litigation and Remediation Reserves:

The Company’s Environmental Litigation and Remediation Reserve is comprised of the following:

	December 31,	December 31,
	2005	2004
	(Dollars in thousands)

Estimated Future Remediation costs	$5,031	$7,018
The Illinois Actions, The Honeywell Claims,
The Attorney General Action
and all matters related to pending
future personal Injury claims in the Lockformer area	---	1,500
Potential Future Obligations to the TCE PI Trust	14,276	16,171

Total Environmental Litigation and Remediation Reserve	$19,307	$24,689

Based on claim experience through December 31, 2005 the Company has reclassified $20,445,000 of the above reserve to non-current as of December 31, 2004 and has classified $16,330,000 of the reserve as non-current as of December 31, 2005.

Other Claims Alleging Releases of Hazardous Materials or Asbestos Related Liability

The Company is currently a party to over 100 asbestos-related lawsuits, and in the past three-months has been named in approximately 6 new such lawsuits each month, primarily in Texas where numerous asbestos-related actions have been filed against numerous defendants. The lawsuits previously pending against the Company in Illinois have all been resolved by plaintiffs’ dismissals without payment.

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

Following is a summary of changes in the Company’s product warranty liability for the twelve-month period ended December 31, 2005 and 2004.

	Year ended
	December 31,
	2005	2004
	(Dollars in thousands)

Balance at beginning of period	$3,864	$2,524
Provision for warranty claims	2,360	2,824
Warranty claims incurred	(2,566)	(1,484)
Balance at end of period	$3,658	$3,864

FUTURE IMPACT OF KNOWN TRENDS OR UNCERTAINTIES

The Company’s operations are sensitive to a number of market factors, any one of which could materially adversely affect its results of operations in any given year:

Construction Activity—The Company’s largest Segment, its Heating, Ventilating, and Air Conditioning (HVAC) Segment, is directly affected and its other Segment, Metal Forming, is indirectly affected by commercial construction projects and residential housing starts. Historically low interest rates in most of 2005 contributed to continued strong residential construction activity and commercial construction activity in 2005 was up from 2004 despite rising commodity costs and other uncertainties in the economy. Significant increases in interest rates or reductions in construction activity for other reasons in future periods, however, could be expected to adversely effect the Company’s revenues, possibly materially.

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

Credit Availability—Though still historically low, interest rates began to increase in the latter part of 2004 and continued in 2005. Credit availability continues to be critical to the Company’s customers and suppliers which includes many small to medium size businesses. A contraction in credit availability could significantly impact the Company’s operations.

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

Our critical accounting policies and significant estimates and assumptions are described in more detail as follows:

Environmental Reserves

As discussed more fully in Note 10 to the Consolidated Financial Statements, Mestek’s subsidiary, Met-Coil Systems LLC (Met-Coil), established reserves to address the cost of administering a trust for the benefit of persons exposed to releases of pollutants by Met-Coil and reserves to address the remaining costs of remediation to its property in Lisle, Illinois. These matters require the Company to monitor estimates, which are inherently judgmental and subject to change on an ongoing basis, and make changes as appropriate.

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

Product Liability Reserves

As explained in more detail in Note 10 to the Consolidated Financial Statements, the Company has absorbed significantly higher levels of insurance risk subsequent to September 11, 2001 due to the effects of September 11, 2001 on pricing in the commercial insurance marketplace. As a result, the Company must establish estimates relative to the outcome of various product liability and general liability matters which are inherently judgmental and subject to ongoing change.

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

In December of 2005, the Company elected to convert its Series B Preferred Stock and its $3.5 million convertible Promissory Note into CareCentric common stock in accordance with their terms, in connection with a recapitalization of CareCentric. After conversion, the Company holds a common share interest in CareCentric of approximately 36%. As a result, the Company has determined that it is required to account for its interest in CareCentric subsequent to that date in accordance with the Equity Method of Accounting. For purposes of comparability, income statements for periods prior to the conversion included in the accompanying financial statements have been recast to give retroactive effect to the application of the Equity Method. The effect of the recasting the financial statements was to reduce the Company’s accounting basis for its investment in CareCentric to zero resulting in a charge to Retained Earnings as of December 31, 2002 of $677,000, net of tax, with no effect on the 2005, 2004 and 2003 Income Statements. In addition, the Company’s December 31, 2005, 2004, and 2003, balance sheets reflect reserves of $3,870,000, $4,000,000, and $6,000,000, respectively, recorded in accordance with the equity method in connection with the Company’s guarantee of CareCentric’s Bank debt (See Note 5 to the accompanying financial statements). The Company has determined that it is not required to consolidate the operations of CareCentric into the Company’s financial statements under the provisions of FIN 46.

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

The Company completed the first step of the transitional goodwill impairment test during the six months ended June 30, 2002 based on the amount of goodwill as of the beginning of fiscal year 2002, as required by FAS No. 142. The Company performed a valuation to determine the fair value of each of the reporting units. Based on the results of the first step of the transitional goodwill impairment test, the Company determined that goodwill impairment existed as of January 1, 2002, in the Company’s Metal Forming Segment, which the Company has determined constitutes a “reporting unit” under FAS 142. The Company completed undertaking the second step of the transitional goodwill impairment test in 2002 and reported a charge for goodwill impairment in 2002 as explained more fully in Note 1 to the 2002 Consolidated Financial Statements, net of a related tax benefit, of $29,334,000.

The Company performed an annual impairment test in accordance with FAS 142 as of December 31, 2005, 2004 and 2003 for both its HVAC Segment and its Metal Forming Segment. The analysis under step one of FAS 142 indicated impairment of goodwill existed in the Metal Forming Segment as of December 31, 2003 and computations done in accordance with step two of FAS 142 indicated that all of this Segment’s remaining goodwill of $9,975,000 was impaired and was reported in 2003 in the Company’s financial statements under the heading Goodwill Impairment. The related tax benefit of $420,000, which was included in Income Taxes Benefit (expense) in 2003, was substantially lower than what would be expected on the basis of statutory rates due to the fact that the majority of the goodwill impairment had a zero basis for tax purposes as a result of having been acquired in stock rather than asset purchase transaction. Goodwill acquired in a stock rather than asset transaction generally carries a zero basis for tax purposes.

The Company concluded that no impairment of goodwill existed in either segment at December 31, 2004 or 2005.

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

IMPACT OF INFLATION

Copper, steel, aluminum, fiberboard, and other related commodities represent a significant portion of the Company’s prime costs. As such, the Company’s margins are vulnerable to inflationary pressures which affect the commodity markets from time to time. Margins were significantly impacted by such commodity cost increases in 2004 and to a lesser extent in 2005, as explained in more detail above. If the rate of inflation continues to climb in 2006, with concurrent interest rate increases, the construction markets and the capital goods markets in which it operates could be adversely impacted, thus potentially impacting the Company’s results of operations.

NON-EXCHANGE TRADED CONTRACTS

Not Applicable

LIQUIDITY AND CAPITAL RESOURCES

Due to the “Spin-Off of the Company’s Omega Flex, Inc. subsidiary on July 29, 2005, as more fully explained in Note 17, the Company’s December 31, 2005 Consolidated Balance Sheet has been reclassified in order to present the assets and liabilities of Omega Flex on separate lines. As a result, Long-term Debt at December 31, 2004, as “reclassified”, excludes Omega Flex’s Note Payable to Sovereign Bank (See Note 6) of $3,597,000. The discussion, which follows therefore, relates to the Company’s debt from Continuing Operations only.

Total Debt from Continuing Operations increased by $9.1 million in 2005 reflecting principally the following events:

(Dollars in thousands)

Total Debt at December 31, 2004	$27,980
Less: Omega Flex Debt (See Note 17)	(3,597)
Total Debt from Continuing Operations at December 31, 2004	24,383
Plus: Purchase of Bridgeton MO facility (See Note 6)	4,430
Plus: Note Payable to Omega Flex (See Note 6)	3,250
Plus: Environmental Remediation and TCE Trust Spending (See Note 10)	5,382
Plus: Purchase of Embassy Industries (See Note 2)	8,432
Plus: Other Capital Expenditures	3,759
Less: Net Cash Flow from Operations and Other Effects	(16,158)
Total Debt from Continuing Operations at December 31, 2005	$33,478

Current Portion	$22,704
Long-Term Debt	10,774
Total Debt at December 31, 2005	$33,478

The Company’s Long-Term Debt to Equity ratio at December 31, 2005 is 10.3%, up from 3.3% at December 31, 2004. As of December 31, 2005, the Company had approximately $22.7 million in remaining available credit capacity under its commercial bank lines of credit. The ratio of the Company’s Funded Debt (Long-Term Debt, Current Portion of Long-Term Debt plus Short-term Notes Payable) to Shareholders’ Equity was 31.9% at December 31, 2005. The ratio of the Company’s Funded Debt at December 31, 2005 to its 2005 Adjusted EBITDA (a non-GAAP financial measure) was approximately 1.81 times. Adjusted EBITDA is defined as Operating Profit from Continuing Operations determined in accordance with GAAP plus Depreciation and Amortization plus (less) Environmental Charges (Credits), plus Goodwill Impairment, plus Subsidiary Bankruptcy Professional Fees, plus Plant Shutdown and Other Restructuring Charges.

The Company believes its liquidity position at December 31, 2005 is adequate to meet foreseeable future needs. As more fully explained in Note 6 to the Consolidated Financial Statements, on October 19, 2004, the Company entered into a multi-bank, $70 million three-year, committed, unsecured revolving loan and letter of credit agreement. As more fully explained in Note 17 to the consolidated financial statements, the Company completed the “Spin-Off” its Omega Flex, Inc. subsidiary on July 29, 2005. The Company’s planned “Going Private” transaction which remains under consideration by its Special Committee, (See Note 17), will require additional borrowings and will result in the Company being more leveraged than at present.

The Company has a number of contingent obligations (in addition to those related to the Met-Coil Bankruptcy and Environmental Litigation Disclosed in Unusual Events above) which can be summarized as follows:

The Company has guaranteed $3,870,000 of the obligations of CareCentric, Inc. to Wainwright Bank & Trust Company under CareCentric’s $10 million credit line agreement with the bank, as more fully described in Notes 5 and 10 to the Consolidated Financial Statements. The outstanding balance under CareCentric’s credit line agreement was $3,600,000 at December 31, 2005 and $4,571,000 at March 13, 2006. John E. Reed, the Company’s Chairman and Chief Executive Officer, and Chairman of CareCentric, is a shareholder and director of Wainwright Bank & Trust Company.

The Company is obligated under Indemnity Agreements executed on behalf of 23 of the Company’s Officers and Directors. Under the terms of the Agreement, the Company is contingently liable for costs which may be incurred by the Officers and Directors in connection with claims arising by reason of these individuals’ roles as Officers and Directors.

The Company is contingently liable under standby letters of credit totaling $25,330,000 issued principally in connection with the funding of the Met-Coil plan of reorganization, as more fully explained in Notes 10 and 15, and the Company’s commercial insurance coverages. The level of insurance risk which the Company absorbs under its workers compensation and comprehensive general liability (including products liability) insurance programs increased substantially after October 1, 2001, largely as a result of the effects of “September 11, 2001” on the commercial insurance marketplace. For losses occurring in the policy years ending October 1, 2004 and October 1, 2005, the Company retained liability for the first $2,000,000 per occurrence of commercial general liability claims (including products liability claims), subject to an agreed aggregate. In addition, the Company retained liability for the first $250,000 per occurrence of workers compensation coverage, subject to an agreed aggregate.

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

	Payments Due by Period
	(Dollars in thousands)

Contractual Obligations		Less than	2-3	4-5	After 5
	Total	1 year	years	years	year

Short Term Debt	$22,000	$22,000	$ 0	$ 0	$ 0
Long-Term Debt	11,478	704	4,738	1,605	4,431
Purchase Obligations	11,738	11,738		---	---
Operating Leases	12,367	3,779	5,315	2,730	543
Total Contractual Cash Obligations	$57,583	$38,221	$10,053	$4,335	$4,974

The Company’s commercial commitments under letters of credit and guarantees are illustrated in the following table. These Standby Letters of Credit are reflected in the ‘After 5 Years’ column, as they are open-ended commitments not subject to a fixed expiration date. All guarantees may be extended by the Company for longer periods. The Company had outstanding at December 31, 2005, $16,978,000 in standby letters of credit issued in connection with the Met-Coil bankruptcy reorganization plan, as more fully explained in Note 6, and, $8,351,991 issued principally in connection with its commercial insurance programs. In addition, a letter of credit was issued on July 19, 2005 in the amount of $4,480,976 in connection with the $4,430,000 Industrial Development Authority Bond, as more fully described in Note 3, for the City of Bridgeton, MO. The guarantee of $3,870,000 relates to the Company’s guarantee of the obligations of CareCentric under its commercial bank secured line of credit, as more fully explained in Note 5 to the accompanying Consolidated Financial Statements.

	Payments Due by Period
	(Dollars in thousands)
Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Standby Letters of Credit	$25,330	$0	$0	$0	$25,330
Guarantee	3,870	3,870	0	0	0
Total Commercial Commitments	$29,200	$3,870	$ 0	$ 0	$25,330

Off-Balance Sheet Obligations or Arrangements

The Company is not a party to any off-balance sheet obligations or arrangements of which it is aware, except as disclosed in Note 10 to the accompanying financial statements.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Mestek, Inc.

We have audited the accompanying consolidated balance sheets of Mestek, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal controls over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mestek, Inc. and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Vitale Caturano & Company, Ltd.

VITALE, CATURANO & COMPANY, LTD.

Boston, Massachusetts

March 31, 2006

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of Mestek, Inc.

We have audited the accompanying consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows of Mestek, Inc. and subsidiaries for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations of Mestek, Inc. and subsidiaries and their consolidated cash flows for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated statements operations and cash flows for the year ended December 31, 2003 have been recast in accordance with generally accepted accounting principles to reflect discontinued operations as discussed in Note 17 and the retroactive application of the equity method of accounting for the Company’s investment in CareCentric, Inc. as discussed in Note 5.

/s/ Grant Thornton LLP

Boston, Massachusetts

March 30, 2004, except for Notes 5 and 17,

as to which the date is March 31, 2006.

MESTEK, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31,

	2005	2004
	(Dollars in thousands)

ASSETS
Current Assets
Cash and Cash Equivalents	$2,115	$1,952
Accounts Receivable - less allowances of,
$3,188 and $2,648 respectively	57,361	51,997
Inventories	65,065	59,531
Deferred Tax Assets	6,935	6,338
Income Tax Refund Receivable	---	1,152
Other Current Assets	7,430	7,901
Omega Flex Assets Held for Spin-Off (see Note 17)	---	14,727

Total Current Assets	138,906	143,598

Property and Equipment – net	51,215	48,149
Property Held for Sale	1,698	1,297
Deferred Tax Assets	11,431	14,804
Other Assets and Deferred Charges – net	5,399	3,221
Goodwill	19,924	18,130
Omega Flex Assets Held for Spin-Off (see Note 17)	---	25,795

Total Assets	$228,573	$254,994

See Accompanying Notes to Consolidated Financial Statements

MESTEK, INC.

CONSOLIDATED BALANCE SHEETS (continued)

As of December 31,

	2005	2004
	(Dollars in thousands)

LIABILITIES, AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short Term Notes Payable	$22,000	$20,000
Current Portion of Long-Term Debt	704	582
Accounts Payable	21,045	15,760
Accrued Expenses	14,070	13,937
Reserve for Equity Investment Losses	3,870	4,000
Customer Deposits	13,428	8,007
Environmental Reserves	2,977	4,244
Other Accrued Liabilities	15,830	14,027
Omega Flex Liabilities related to Spin-Off (see Note 17)	---	12,876

Total Current Liabilities	93,924	93,433

Environmental Reserves	16,330	20,445
Long-Term Debt	10,774	3,801
Pension Obligations	1,610	1,208
Due to Omega Flex, Inc.	---	16,572
Other Liabilities	215	64
Omega Flex Liabilities related to Spin-Off (see Note 17)	---	3,650

Total Liabilities	122,853	139,173

Minority Interests	810	774

Shareholders’ Equity
Common Stock - no par, stated value $0.05 per share,
9,610,135 shares issued	479	479
Paid in Capital	16,938	15,434
Subscriptions Receivable	(295)	---
Retained Earnings	99,870	111,488
Treasury Shares, at cost,
(878,010 and 1,010,032 common shares, respectively)	(11,293)	(12,103)
Accumulated Other Comprehensive Loss	(789)	(251)

Total Shareholders’ Equity	104,910	115,047

Total Liabilities and Shareholders’ Equity	$228,573	$254,994

See Accompanying Notes to Consolidated Financial Statements.

MESTEK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,

	2005	2004	2003
	(Dollars in thousands, except earnings per common share),

Net Sales	$372,295	$356,698	$329,517

Cost of Goods Sold	276,946	266,210	241,554

Gross Profit	95,349	90,488	87,963

Selling Expense	47,416	47,086	46,243
General and Administrative Expense	23,151	20,705	20,674
Engineering Expense	12,762	14,626	13,846
Environmental Litigation/Remediation	(20)	(17,738)	53,665
Goodwill Impairment	---	---	9,975
Plant Shutdown Expense and Other Restructuring Charges	2,960	1,789	5,239

Operating Profit before Reorganization Items	9,080	24,020	(61,679)
Subsidiary Bankruptcy Professional Fees	524	9,028	5,963
Operating Profit	8,556	14,992	(67,642)

Interest Income (Expense) – net	(1,538)	(1,181)	(897)
Other Income (Expense) – net	(122)	2,222	(308)

Income (Loss) from Continuing Operations Before Income Taxes	6,896	16,033	(68,847)

Income Taxes Expense (Benefit)	3,157	(757)	(21,477)

Net Income (Loss) from Continuing Operations	3,739	15,276	(47,370)

Discontinued Operations (See Note 17):
Income from Operations of Discontinued Business Before Taxes	6,462	10,128	7,179
Applicable Income Tax Expense	2,749	3,870	2,974
Net Income of Discontinued Business	3,713	6,258	4,205

Net Income (Loss)	$7,452	$21,534	($43,165)

Basic Earnings (Loss) Per Common Share:
Continuing Operations	$0.43	$1.77	($5.43)
Discontinued Operations	0.43	0.72	0.48
Net Income (Loss)	$0.86	$2.49	($4.95)

Basic Weighted Average Shares Outstanding	8,673	8,658	8,722

Diluted Earnings (Loss)Per Common Share:
Continuing Operations	$0.43	$1.76	($5.43)
Discontinued Operations	0.43	0.72	0.48
Net Income (Loss)	$0.86	$2.48	($4.95)

Diluted Weighted Average Shares Outstanding	8,686	8,678	8,722

See Accompanying Notes to Consolidated Financial Statements.

MESTEK, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

For the years ended December 31, 2005, 2004, and 2003

(Dollars in thousands)	Common Stock	Paid In Capital	Subscription Receivable	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total

Balance - December 31, 2002	$479	$15,434		$133,119	($10,101)	($1,894)	$137,037
Net Loss				(43,165)			(43,165)
Additional Minimum Liability Defined Benefit Plan—Net of Tax						(247)	(247)
Cumulative Translation Adjustment						1,171	1,171
Net Comprehensive Loss							(42,241)
Balance - December 31, 2003	$479	$15,434		$89,954	($10,101)	($970)	$94,796

Net Income				21,534			21,534
Cumulative Translation Adjustment						803	803
Cash Flow Hedge-Interest Rate Swap						88	88
Additional Minimum Liability Defined Benefit Plan—Net of Tax						(172)	(172)
Net Comprehensive Income							22,253
Common Stock Grants (See Note 1)					51		51
Common Stock Repurchased					(2,053)		(2,053)
Balance - December 31, 2004	$479	$15,434		$111,488	($12,103)	($251)	$115,047

Net Income				7,452			7,452
Cumulative Translation Adjustment						(388)	(388)
Cash Flow Hedge-Interest Rate Swap						98	98
Additional Minimum Liability – Defined Benefit Plan – Net of Tax						(248)	(248)
Net Comprehensive Income							6,914
Distribution of Common Stock of Omega Flex, Inc. (See Note 17)				(19,070)			(19,070)
Common Shares issued from Treasury in connection with Incentive Stock Options exercised (See Note 18)		716			810		1,526
Stock-based Compensation expense (See Note 1)		788	(295)				493
Balance – December 31, 2005	$479	$16,938	($295)	$99,870	($11,293)	($789)	$104,910

See Accompanying Notes to Consolidated Financial Statements

MESTEK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,

	2005	2004	2003
	(Dollars in thousands)

Cash Flows from Continuing Operating Activities:
Net Income (Loss) from Continuing Operations	$3,739	$15,276	($47,370)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	6,500	7,113	7,673
Provision for Deferred Taxes	745	1,953	(15,975)
Provision for Losses on Accounts Receivable, net of write offs & recoveries	355	(669)	110
Increase (Decrease) in Minority Interests	25	(754)	54
Goodwill Impairment	---	---	9,975
Non Cash Stock-Based Compensation	788	24	---
Change in Assets and Liabilities Net of Effects of Acquisitions/Dispositions:
Accounts Receivable	(3,213)	(2,388)	(275)
Inventory	(2,263)	(9,228)	7,171
Accounts Payable	6,344	(1,808)	931
Liabilities Subject to Compromise	---	(57,359)	57,359
Environmental Reserves	(5,382)	24,689	---
Other Liabilities	(13,285)	(2,472)	(3,990)
Other Assets	13,248	5,737	(5,425)
Net Cash Provided by (Used in) Continuing Operating Activities	7,601	(19,886)	10,238

Net Cash Provided by (Used in) Discontinued Operations (see Note 17)	(1,480)	7,080	5,047

Cash Flows from Investing Activities:
Capital Expenditures	(8,189)	(4,137)	(8,664)
Disposition of Fixed Assets	1,265	5,407	223
Acquisition of Businesses and Other Assets, Net of Cash Acquired	(8,433)	(1,000)	(6,360)

Net Cash Used in Continuing Investing Activities	(15,357)	270	(14,801)
Net Cash Used in Investing Activities of Discontinued Operations (see Note 17)	(539)	(267)	(4,940)

Cash Flows from Financing Activities:
Net Borrowings Under Revolving Credit Agreements	2,000	2,533	11,203
Issuance of Long-Term Debt	7,680	---	---
Principal Payments Under Long-Term Debt Obligations	(476)	(599)	(674)
Common Stock Repurchased	---	(2,053)	---
Subscriptions Receivable	(295)	---	---
Issuance of Treasury Stock pursuant to Stock Option Exercise	1,526	---	---
Common Stock Grants	---	51	---

Net Cash Provided by (Used in) Continuing Financing Activities	10,435	(68)	10,529
Net Cash Provided by (Used in) Financing Activities Discontinued Operations (see Note 17)	(109)	3,597	---

Net Increase (Decrease) in Cash and Cash Equivalents	551	(9,274)	6,073
Translation Effect on Cash – Discontinued Operations	99	116	355
Translation Effect on Cash – Continuing Operations	(487)	687	816
Cash and Cash Equivalents - Beginning of Period	1,952	10,423	3,179

Cash and Cash Equivalents - End of Period	$2,115	$1,952	$10,423
Non-Cash Events: Distribution of Omega Flex Assets & Liabilities	(19,070)	---	---

See Accompanying Notes to Consolidated Financial Statements.

MESTEK, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Consolidated Financial Statements include the accounts of Mestek, Inc. (Mestek) and its majority owned subsidiaries (collectively the “Company”). All material inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, the financial statements include all material adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. See Note 17 for a discussion of the Company’s Spin-Off on July 29, 2005 of its subsidiary, Omega Flex, Inc., and the related financial presentation. See Note 5 for a discussion of the Company’s investment in CareCentric, Inc.

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

Inventories

Inventories are valued at the lower of cost or market. Cost of inventories is principally determined by the last-in, first-out (LIFO) method. Approximately 69% and 73% of the cost of inventories were determined using the

LIFO method for the years ended December 31, 2005 and 2004, respectively, with the remaining inventories determined using the first-in, first-out method.

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

The Company performed annual impairment tests in accordance with FAS 142 as of December 31, 2005, 2004 and 2003 for both its HVAC Segment and its Metal Forming Segment. The analysis under step one of FAS 142 indicated impairment of goodwill existed in the Metal Forming Segment as of December 31, 2003 and computations done in accordance with step two of FAS 142 indicated that all of this Segment’s remaining goodwill of $9,975,000 was impaired and accordingly was written off as of December 31, 2003 in the accompanying financial statements under the heading “Goodwill Impairment”. There was no impairment in the HVAC Segment as of December 31, 2003. The acquisition of the stock of Engel Industries, Inc. (Engel) on August 29, 2003 resulted in goodwill of approximately $4.2 million, which, in accordance with FAS 142, was included in the 2003 Goodwill Impairment charge. The analysis under step one of FAS 142 indicated no impairment in either the HVAC Segment or the Metal Forming Segment as of December 31, 2005 and December 31, 2004.

Accumulated amortization of goodwill and other intangibles was $49,552,000 and $50,512,000 at December 31, 2005 and 2004, respectively.

Advertising Expense

Advertising costs are charged to operations as incurred. Such charges aggregated $4,014,000, $5,007,000, and $5,022,000, for the years ended December 31, 2005, 2004, and 2003, respectively, and are included in Selling Expense in the accompanying statements of operations.

Research and Development Expense

Research and development expenses are charged to operations as incurred. Such charges aggregated $5,739,000, $4,936,000, and $5,026,000, for the years ended December 31, 2005, 2004,and 2003, respectively.

Treasury Shares

Common stock held in the Company’s treasury has been recorded at cost. If treasury stock is re-issued, proceeds in excess of cost are credited to paid-in-capital.

Earnings per Common Share

Basic earnings per share have been computed using the weighted average number of common shares outstanding. Common stock options of the Company, as more fully described in Note 14, were considered in the computation of diluted earnings per share, except when such effect would be antidilutive.

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

As of January 1, 2003, the Company adopted the disclosure requirements of FAS No 148, Accounting for Stock-Based Compensation - Transition and Disclosure. The Company made no option grants, modifications of option grants, or settlement of option grants during the twelve-month periods ended December 31, 2005 and December 31, 2004, except as described below and in Note 14.

On October 27, 2004, the Company changed the exercise price of 25,000 options expiring in 2011 from $23.25 per share to the then current market value of $17.85 per share, and 70,000 additional options expiring in 2009 from $20.00 per share to the then current market value of $17.85 per share. The Company has accounted for these options subsequent to October 27, 2004 using ‘variable accounting’ which resulted in a pre-tax charge to earnings of $23,750 in 2004 and $788,000 in 2005. For the purpose of the pro forma below, the effect of the above re-pricing was also included in the computation of compensation cost under the fair value method described below.

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

Had the ‘fair value method’ of accounting been applied to the Company’s stock option plan, with compensation cost for the Plan determined on the basis of the fair value of the options at the grant date, the Company’s net income and earnings per share would have been as follows:

	Years Ended
	December 31
	2005	2004	2003
	(dollars in thousands, except earnings per common share)

Net (Loss) Income - as reported	$7,452	$21,534	($43,165)
Plus: Stock-based compensation reflected in net income	488	15	---
Less: Stock-based Compensation expense using fair value method	---	(147)	(71)
Net (Loss) Income - pro forma	$7,940	$21,402	($43,236)

Basic Income per share - as reported	$0.86	$2.49	($4.95)
\Plus: Stock-based compensation reflected in net income	0.06	---	---
Less: Stock-based Compensation expense using fair value method	---	(0.02)	(0.01)
Basic Income per share - - pro forma	$0.86	$2.47	($4.96)

Diluted (Loss) Income per share - as reported	$0.86	$2.48	($4.95)
Plus: Stock-based compensation reflected in net income	0.05	---	---
Less: Stock-based Compensation expense using fair value method	---	(0.01)	(0.01)
Diluted (Loss) Income per share - - pro forma	$0.91	$2.47	($4.96)

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

Other Comprehensive (Loss) Income

For the years ended December 31, 2005, and 2004, respectively, the components of Other Comprehensive Income (Loss) consisted of foreign currency translation adjustments, an additional minimum liability from terminated defined benefit pension plans, as more fully explained in Note 9 to these consolidated financial statements, and gains on the change in the market value of an interest rate swap, as more fully explained in Note 6.

The components of accumulated other comprehensive loss (net of tax) at December 31:

	2005	2004
	(Dollars in thousands)

Cash Flow Hedge—Interest Rate Swap	98	$88

Cumulative translation adjustment	(388)	638

Additional Minimum Liability Defined Benefit Plans	(248)	(977)

Accumulated Other Comprehensive Loss	($538)	($251)

Fair Value of Financial Instruments, Concentration of Credit Risk and Significant Customers

The Company has estimated the fair value of financial instruments using available market information and appropriate valuation methodologies. The carrying values of cash, cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair market value due to the short-term nature of these financial instruments. Given the relatively stable interest rate environment, the Company believes the fair value of its long and short-term debt obligations approximate their carrying values. Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash, cash equivalents, and accounts receivable. The Company has no significant off-balance-sheet or concentration of credit risk exposure such as foreign exchange contracts or option contracts. The Company maintains its cash and cash equivalents with established financial institutions. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce its credit risk, the Company routinely assesses the financial strength of its customers. The Company maintains an allowance for potential credit losses but historically has not experienced any significant losses related to individual customers or groups of customers beyond what is provided for in the allowance. No individual customer accounted for more than 10% of revenues in 2005, 2004 or 2003. No individual customer accounted for more than 10% of the Company’s accounts receivable at December 31, 2005 or 2004.

Reclassification/Recasting

Reclassifications have been made to previously issued financial statements to conform to the current year presentation. See Note 17 relating to the Discontinued Operations presentation for the Company’s Omega Flex, Inc. subsidiary which was “spun-off” on July 29, 2005. See Note 5 relating to the Company’s investment in CareCentric and the required retroactive application of the equity method.

New Accounting Pronouncements

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

2. BUSINESS ACQUISITIONS

On October 11, 2005 the Company, through its wholly owned subsidiary, Embassy Manufacturing, Inc., acquired substantially all of the operating assets and certain of the liabilities of Embassy Industries, Inc. (Embassy), a subsidiary of P&F Industries, Inc., based in Farmingdale, New York. Embassy designs, develops, engineers, manufactures, markets and sells hydronic baseboard radiation, kick space hydronic heaters, in-floor radiant heating systems, gas-fired hot water and combination heaters and boilers and a variety of other hydronic heating products which are complementary to the Company’s existing hydronics businesses. The purchase price paid, including adjustment for the final value of current assets and current liabilities being assumed, was $8,434,000. The Company recorded goodwill of $1,265,000 in connection with the acquisition of Embassy.

The above acquisition was accounted for using the purchase method of accounting and accordingly the results of operation have been included in these financial statements since the date of the acquisition. The pro forma impact of this acquisition was not material to any period presented.

3. INVENTORIES

Inventories consisted of the following at December 31:

	2005	2004
	(Dollars in thousands)

Finished Goods	$19,100	$18,074
Work-in-progress	26,646	23,638
Raw materials	32,526	29,150
	78,272	70,862
Less reserve for LIFO method of valuation	(13,207)	(11,331)
	$65,065	$59,531

The Company uses the last-in first-out (LIFO) method of valuing substantial portions of its inventory. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

			Depreciation and Amortization Est. Useful Lives
	2005	2004

	(Dollars in thousands)

Land	$4,729	$4,419
Buildings	27,095	27,413	19-39 Years
Leasehold Improvements	5,607	5,399	15-39 Years
Equipment	103,790	95,028	3-10 Years
	141,221	132,259
Accumulated Depreciation	(90,006)	(84,110)
	$51,215	$48,149

The above amounts include  $3,015,000 and $908,000 at December 31, 2005 and 2004, respectively, in assets that had not yet been placed in service by the Company. No depreciation was recorded in the related periods for these assets.

Depreciation and amortization expense related to continuing operations was $6,499,000, $7,113,000, and $7,673,000, for the years ended December 31, 2005, 2004, and 2003, respectively.

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

In December of 2005, the Company elected to convert its Series B Preferred Stock and its $3.5 million convertible Promissory Note into CareCentric common stock in accordance with the terms described above, in connection with a recapitalization of CareCentric. After conversion, the Company holds a common share interest in CareCentric of approximately 36%. As a result, the Company has determined that it is required to account for its interest in CareCentric subsequent to that date in accordance with the Equity Method of Accounting. For purposes of comparability, income statements for periods prior to the conversion included in the accompanying financial statements have been recast to give retroactive effect to the application of the Equity Method. The effect of the recasting the financial statement was to reduce the Company’s accounting basis in its investments in CareCentric to zero resulting in a charge to Retained Earnings as of December 31, 2002 by $677,000, net of tax, with no effect on the 2005, 2004 and 2003 Income Statements. In addition, the Company’s December 31, 2005, 2004, and 2003, balance sheets reflect reserves of $3,870,000, $4,000,000 and $6,000,000, respectively recorded in 2001 in accordance with the equity method in connection with the Company’s guarantee of CareCentric’s Bank debt. The Company has determined that it is not required to consolidate the operations of CareCentric into the Company’s financial statements under the provisions of FIN 46R, Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51.

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

6. DEBT

Short-term Debt:

Short-term debt consisted of the following at December 31:

	2005	2004
	(Dollars in thousands)

Revolving Loan Agreement	$22,000	$20,000

Revolving Loan Agreement – On October 19, 2004, the Company entered into a three year, $70,000,000, committed, unsecured, multi-bank revolving loan and letter of credit facility (the “Facility”), led by Bank of America (successor to Fleet National Bank, the Company’s long-term lender). Borrowings under the Facility bear interest, at the Company’s election, at a floating rate based on the lenders’ prime or base rate or, for short term borrowings, at a rate based upon the daily British Bankers Association (“BBA”) LIBOR rate. The Facility contains affirmative and negative covenants, typical of such financing transactions, and specific financial covenants which require the Company to maintain a minimum consolidated net worth, a minimum cash flow coverage ratio and a maximum cash flow leverage ratio. As of December 31, 2005, the Company was in compliance with all of the financial covenants required under the Facility. Revolving borrowings under the Facility are due and payable in full on the maturity date of the Facility, which is October 19, 2007. Most of the Company’s operating subsidiaries guaranty the obligations of the Company under the Facility. The Credit Agreement relating to the Facility also contains restrictions regarding the creation of indebtedness, the occurrence of mergers or consolidations, the sale of subsidiary stock and the payment of dividends in excess of 50 percent (50%) of net income. The Company had outstanding at December 31, 2005, $16,978,000 in standby letters of credit issued in connection with the Met-Coil bankruptcy reorganization plan, as more fully explained in Note 6, and, $8,351,991 issued principally in connection with its commercial insurance programs. In addition, a letter of credit was issued on July 19, 2005 in the amount of $4,480,976 in connection with the $4,430,000 Industrial Development Authority Bond, as more fully described in Note 3, for the City of Bridgeton, MO. The balance outstanding under the facility was $22,000,000 at December 31, 2005.

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

In connection with this interest rate swap transaction, the Company recorded an after-tax credit of $98,000 in Other Comprehensive Income (Loss) during the year ended December 31, 2005 reflecting interest rate fluctuations during this period. The Company’s exposure to credit loss on its interest rate swap in the event of nonperformance by the counterparties is believed to be remote as the Company effected this swap through its principal bank, Bank of America, requiring that the counterparty have a strong credit rating.

Long-term Debt:

Long-term debt consisted of the following at December 31:

	2005	2004
	(Dollars in thousands)

Note Payable – Omega Flex, Inc.	$3,250	$ ---
Industrial Development Bond - PA	3,798	4,297
Industrial Development Bond – MO	4,430	---
Other Notes Payable	---	86
	11,478	4,383
Less Current Maturities	(704)	(582)

Long Term Debt	$10,774	$3,801

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

Omega Flex, Inc. Related Debt:

Note Payable – Omega Flex – In connection with the “Spin-Off” of its 86% interest in Omega Flex, Inc. (Omega), as more fully described in Note 17, the Company retained an intercompany obligation payable to Omega in the amount of $3,250,000 which was converted on the date of the “Spin-Off”, July 29, 2005, to a 3-year “balloon” note bearing interest at 5.06% per annum, reflecting the then prevailing yield on 3-year U.S. Treasury securities plus 100 basis points. The obligation is included at December 31, 2005 under the heading “Long-Term Debt”. The comparable intercompany payable at December 31, 2004 was $16,572,000 and is reflected in the December 31, 2004 balance sheet under the heading, “Due to Omega Flex, Inc.”.

Omega Flex, Inc. Long Term Debt – The following indebtedness is included in “Omega Flex Liabilities Related to Spin-off” on the accompanying December 31, 2004 balance sheet: (See Note 17.)

Note Payable-Sovereign Bank - On April 16, 2004, the Company’s former second tier subsidiary, Exton Ranch, Inc. (“Exton Ranch”), borrowed $3,720,000 from Sovereign Bank, secured by the manufacturing facility owned by Exton Ranch and occupied, in part, by the Company’s former subsidiary, Omega Flex, Inc. (“Omega”) in Exton, PA. The loan bears interest at a LIBOR-based variable rate, payable monthly in arrears. Principal under the loan is amortized over a 20-year period with a ten-year maturity. The borrower also has the ability to prepay the loan during the term thereof without penalty. The loan is secured by a first priority mortgage on the property, and a collateral assignment of leases, and fixture filing. Exton Ranch is a wholly owned subsidiary of Omega, the primary tenant of the building, and Omega guaranteed the payment and performance of the obligations of Exton Ranch under the various loan agreements. Omega was “spun-off” from the Company as of July 29, 2005 (see Note 17). Accordingly, this obligation no longer appears on the Company’s balance sheet.

Maturities of debt in each of the next five years and thereafter are as follows in thousands:

Long-term Debt

2006	704

2007	730
2008	4,008
2009	787
2010	818
Thereafter	4,431

Total	$11,478

The fair value of the Company’s long-term debt is estimated based on the current interest rates offered to the Company for debt of the same remaining maturities. Management believes the carrying value of debt and the contractual values of the outstanding letters of credit approximate their fair values as of December 31, 2005.

Cash paid for interest was $1,872,000, $1,061,000, and $623,000, during the years ended December 31, 2005, 2004, and 2003, respectively.

7. INCOME TAXES

Income tax expense from continuing operations consisted of the following:

	2005	2004	2003
	(Dollars in thousands)
Federal Income Tax:
Current	$105	($7,390)	($6,806)
Deferred	1,151	5,900	(14,522)
State Income Tax:
Current	905	540	721
Deferred	176	(228)	(1,525)
Foreign Income Tax:
Current	918	457	901
Deferred	(98)	(36)	(246)
Income Tax Expense (Benefit)	$3,157	($757)	($21,477)

Income tax expense from discontinued operations was $2,749,000, $3,870,000, and $2,974,000, for 2005, 2004 and 2003, respectively. Income from Continuing Operations before income taxes included foreign income of $2,265,000, $1,224,000, and $1,747,000, in 2005, 2004, and 2003, respectively.

Total income tax expense from continuing operations differed from “expected “ income tax expense, computed by applying the U.S. federal income tax rate of 35% to earnings before income tax, as follows:

	2005	2004	2003
	(Dollars in thousands)

Computed “expected” income tax (benefit) expense	$2,436	$6,800	($24,096)
State income tax, net of federal tax benefit	803	367	(279)
Foreign tax rate differential	(254)	(133)	(182)
Goodwill impairment – permanent portion	---	---	3,089
Worthless stock-permanent portion	---	(8,294)	---
Other - net	172	503	(9)
Income Tax Expense (Benefit)	$3,157	($757)	($21,477)

                A deferred income tax (expense) benefit results from temporary timing differences in the recognition of income and expense for income tax and financial reporting purposes. The components of and changes in the net deferred tax assets (liabilities) which give rise to this deferred income tax (expense) benefit for the year ended December 31, 2005 are as follows:

	December 31, 2005	December 31, 2004
	(Dollars in thousands)

Deferred Tax Assets:
Warranty Reserve	$1,492	$1,720
Remediation Reserve	7,438	8,975
Compensated Absences	917	945
Inventory Valuation	1,655	719
Workers Compensation Reserve	604	474
Equity Losses in Investee	4,888	4,937
Accounts Receivable Valuation	1,187	981
Federal Tax Operating Loss/Credit Carryforward	667	4,108
State Tax Operating Loss/Credit Carryforward	1,008	958
Other	2,931	2,647
Total Gross Deferred Tax Assets	22,787	26,464

Deferred Tax Liabilities:
Prepaid Expenses	(1,238)	(1,312)
Depreciation and Amortization	(3,183)	(4,010)
Deferred Tax Liabilities	(4,421)	(5,322)
Net Deferred Tax Asset	$18,366	$21,142

At December 31, 2005, the Company has a foreign tax operating loss carry forward of approximately $145,000 and state tax operating loss carry forwards of approximately $15,700,000, which are available to reduce future income taxes payable, subject to applicable “carry forward” rules and limitations. These losses begin to expire after the year 2009.

Management believes it is more likely than not that the Company will have sufficient taxable income when these timing differences are reversed and that the deferred tax asset will be realized and accordingly no valuation allowance is deemed necessary.

Net Cash Paid by or (refunded to) the Company for income taxes was $1,322,000, ($1,737,000), and $357,000, for the years ended December 31, 2005, 2004, and 2003, respectively.

8. LEASES

Related Party Leases

The Company leases various manufacturing facilities and equipment from companies owned by certain officers and directors of the Company, either directly or indirectly, through affiliates. The leases generally provide that the Company will bear the cost of property taxes and insurance.

Details of the principal operating leases with related parties as of December 31, 2005, including the effect of renewals and amendments executed subsequent to December 31, 2005, are as follows:

	Date of Lease	Term	Basic Annual Rent	Minimum Future Rentals
			(Dollars in thousands)

Sterling Realty Trust
Land and Building-Main	11/08/00	8.67 years	$282	$ 701
Land and Building Beacon Morris	07/01/03	5 years	83	210
Land and Building-South Complex	01/01/94	14 years	257	771
Land and Building Torrington	05/01/04	5 years	322	1,135
Rudbeek Realty Corp. (Farmville Location)	07/01/97	13.5 years	436	2,178
MacKeeber (South Windsor, CT)	01/01/97	10.7 years	325	216

All Leases

Rent expense for operating leases, including those with related parties, was $3,810,000, $3,469,000, and $3,602,600, for the years ended December 31, 2005, 2004, and 2003, respectively. Rents to related parties were approximately $1,704,000, $1,990,000, and $1,907,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

Future minimum lease payments under all non-cancelable leases as of December 31, 2005 are as follows:

Year Ending December 31,	Operating
Leases
(Dollars in thousands)

2006	3,779
2007	2,902
2008	2,413
2009	1,686
2010	1,044
Thereafter	543

Total Minimum Lease payments	$12,367

9. EMPLOYEE BENEFIT PLANS

Defined Contribution and 401-K Plans

The Company maintains a qualified non-contributory profit-sharing plan (“Profit-Sharing Plan”) covering all eligible employees. Contributions to the Profit-Sharing Plan were $1,794,000, $1,947,000, and $1,784,000, for the years ended December 31, 2005, 2004, and 2003, respectively. Contributions to the Profit-Sharing Plan are defined as three percent (3%) of gross wages up to the current Old Age, Survivors, and Disability (OASDI) limit and six percent (6%) of the excess over the OASDI limit, subject to the maximum allowed under the Employee Retirement Income Security Act of 1974, (ERISA). The Profit-Sharing Plan’s vesting terms are twenty percent (20%) vesting after 3 years of service, forty percent (40%) after 4 years, sixty percent (60%) after 5 years, eighty percent (80%) after 6 years, and one hundred percent (100%) vesting after 7 years.

The Company maintains a retirement savings plan (“Retirement Savings Plan”) qualified under Internal Revenue Code Section 401(k) for employees covered under certain collective bargaining agreements. Service eligibility requirements differ by division and collective bargaining agreement. Participants may elect to have up to fifty percent (50%) of their compensation withheld, up to the maximum allowed by the Internal Revenue Code. Participants may also elect to make after tax voluntary contributions up to an additional ten percent (10%) of their gross earnings each year within the legal limits. The Company contributes differing amounts depending upon the division’s collective bargaining agreement. Contributions are funded on a current basis. Company contributions to the Retirement Savings Plan were $413,000, $418,000, and $445,000, for the years ended December 31, 2005, 2004, and 2003, respectively.

The Company maintains a separate qualified 401(k) plan (“401(k) Plan”) for salaried employees not covered by a collective bargaining agreement who choose to participate. Participants may elect to have up to fifty percent (50%) of their compensation withheld, up to the maximum allowed by the Internal Revenue Code. Participants may also elect to make after tax voluntary contributions up to an additional ten percent (10%) of their gross earnings each year within the legal limits. The Company contributes $0.25 of each $1.00 deferred by participants and deposited in to the 401(k) Plan not to exceed one and one half percent (1.5%) of an employee’s compensation. The Company does not match any amounts for withholdings from participants in excess of six percent (6%) of their compensation or for any after tax voluntary contributions. Contributions are funded on a current basis. Contributions to the Plan were $624,000, $646,000, and $655,000, for the years ended December 31, 2005, 2004, and 2003, respectively.

Defined Benefit Plans

The Company’s second-tier subsidiary, Met-Coil, maintained, prior to its acquisition by the Company’s subsidiary, Formtek, Inc. on June 3, 2000, several defined benefit pension plans (the Met-Coil Plans) covering certain of its employees. The Met-Coil Plans were “frozen” and merged prior to the acquisition, “locking in” retirement benefits earned to that date and precluding any further benefits for future service. Due to adverse investment performance in recent years and reduced expectations of future investment earnings, the combined Met-Coil Plans’ administrator has determined that the Accumulated Benefit Obligation, the present value of future pension obligations to Met-Coil Plan participants, exceeds the fair market value of the Met-Coil Plan’s assets as of December 31, 2005 and 2004. In accordance with the requirements of FAS 87, Employers’ Accounting for Pensions, the Company has recorded charges in 2005 and 2004 net of related tax benefit, to the Shareholders’ Equity section of the consolidated Balance Sheet contained herein of $47,000, and $8,000 respectively, under the heading “Additional Minimum Liability-Defined Benefit Plan”. Pension expense under the met-Coil Plans was $55,000, $63,000, and $0 for the years ended December 31, 2005, 2004, and 2003.

In connection with the acquisition of the assets of Airtherm Manufacturing Company and Airtherm Products, Inc. in 2000, the Company assumed certain obligations related to the defined benefit plan maintained by Airtherm, the Airtherm LLC Retirement Income Plan, prior to the acquisition date. The Airtherm LLC Retirement Income Plan was “frozen” prior to acquisition in a manner similar to the Met-Coil Plans described above. In accordance with the requirements of FAS 87, Employers’ Accounting for Pensions, the Company recorded charges in 2005 and 2004, net of related tax benefits, to the Shareholders Equity section of the Consolidated Balance Sheet contained herein of $201,000 and $164,000, respectively, relating to the Airtherm LLC Retirement Income Plan under the heading “Additional Minimum Liability-Defined Benefit Plan. Pension expense under the Airtherm LLC Retirement Income Plan was $9,000, $2,000, $0 for the years ended December 31, 2005, 2004, and 2003, respectively.

The Company uses a December 31, measurement date for the Airtherm LLC Retirement Income Plan and September 30, for the Met-Coil Plans.

Obligation and Funded Status

	Met-Coil September 30,		Airtherm December 31,
	2005	2004	2005	2004
	(Dollars in thousands)

Change in benefit obligation
Benefit obligation at beginning of year	$4,538	$4,502	$3,708	$3,528
Interest cost	265	270	211	210
Actuarial loss	210	207	304	169
Benefits paid	(428)	(441)	(185)	(199)
Benefit obligation at end of year	$4,585	$4,538	$4,038	$3,708

Change in plan assets
Fair value of plan assets at beginning of year	$3,838	$3,767	$3,200	$3,295
Actual return on plan assets	177	401	101	104
Employer contribution	220	111	91	---
Benefits paid	(428)	(441)	(185)	(199)
Fair value of plan assets at end of year	3,807	3,838	3,207	3,200
Funded status	(778)	(700)	(831)	(508)
Unrecognized transition (asset) obligation		---	---	---
Unrecognized net actuarial loss (gain)	1,510	1,264	752	349
Unrecognized prior service cost (benefit)	11	15	---	---
Net amount recognized	$743	$579	($79)	($159)

Amounts recognized in the statement of financial position consist of:

	Met-Coil September 30,		Airtherm December 31,
	2005	2004	2005	2004
	(Dollars in thousands)

Accrued benefit cost	($778)	($700)	($831)	($508)
Accumulated other comprehensive income	1,521	1,279	752	349
Net amount recognized	$743	$579	($79)	($159)

The accumulated benefit obligation for all defined benefit pension plans was $8,623,000 and $8,246,000 at December 31, 2005 and 2004, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	Met-Coil September 30,		Airtherm December 31,
	2005	2004	2005	2004

Projected benefit obligation	$4,585	$4,538	$4,038	$3,708

Accumulated benefit obligation	$4,585	$4,538	$4,038	$3,708

Fair value of plan assets	$3,807	$3,838	$3,207	$3,200

Components of Net Periodic Benefit Cost:

	Met-Coil September 30,		Airtherm December 31,
	2005	2004	2005	2004

Interest cost	$265	$270	$211	$210
Expected return on plan assets	(271)	(263)	(204)	(208)
Amortization of transition (asset) obligation	57	59		---
Amortization of prior service cost	4	4		---
Amortization of net (gain) loss	---	(7)	3	---
Other	---	---	---	---
Net periodic benefit cost	$55	$63	$10	$2

Additional Information

	Met-Coil September 30,		Airtherm December 31,
	2005	2004	2005	2004
	(Dollars in thousands)

Increase in minimum liability included in other comprehensive income (gross)	$79	$18	$324	$274

Increase in minimum liability included in other comprehensive income (net of tax)	$47	$11	$201	$164

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31:

	Met-Coil September 30,		Airtherm December 31,
	2005	2004	2005	2004

Discount rate	5.5%	6%	5.5%	5.75%
Rate of compensation increase	n/a	n/a	N/a	n/a

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	Met-Coil September 30,		Airtherm December 31,
	2005	2004	2005	2004

Discount rate	5.5%	6%	5.5%	5.75%
Expected long-term return on plan assets	7%	7%	6.5%	6.5%
Rate of compensation increase	n/a	n/a	n/a	n/a

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

Plan Assets

Mestek’s “frozen” defined benefit pension plan weighted-average asset allocations at December 31, 2005, and 2004, by asset category are as follows:

	Met-Coil September 30,		Airtherm December 31,
	2005	2004	2005	2004
Asset Category

Equity securities	31%	40%	0%	0%
Debt securities	48%	60%	0%	0%
Real estate	0%	0%	0%	0%
Other	21%	0%	100%	100%
Total	100%	100%	100%	100%

The Airtherm defined benefit plan is invested in a guaranteed investment contract or “guaranteed account” of a life insurance company. This contract obligates the issuer to pay an annually or semi-annually adjusted fixed rate of return on the amount invested, which itself does not appreciate or depreciate in value, other than by reason of the interest or guaranteed investment return, benefit payments or additional employer contributions. The investment strategy is to conserve the capital for these “frozen” defined benefit plans. The Met-Coil defined benefit plan has approximately 21% of its assets similarly invested, with the balance, or approximately 79% of its assets in a bank-managed portfolio of debt and equity securities. Conservation of capital with some conservative growth potential is the strategy for this plan.

Following are the estimated future benefits payments for the next five fiscal years and the five-year period thereafter.

	Met-Coil	Airtherm	Total

December 31, 2006	255,127	202,947	458,074

December 31, 2007	257,056	216,070	473,126

December 31, 2008	257,841	223,365	481,206

December 31, 2009	286,383	231,831	518,214

December 31, 2010	284,289	242,621	526,910

December 31, 2011-2014	1,450,108	1,348,698	2,798,806

Following are the contributions expected to be paid to the plans in the next fiscal year.

	Met-Coil	Airtherm	Total

December 31, 2006	170,107	182,303	352,410

10. COMMITMENTS, CONTINGENCIES AND WARRANTIES

Indemnifications

The Company is obligated under Indemnity Agreements (“Indemnity Agreements”) executed on behalf of 23 of the Company’s officers and directors. Under the terms of the Indemnity Agreements, the Company is contingently liable for costs which may be incurred by the officers and directors in connection with claims arising by reason of these individuals’ roles as officers and directors of the Company.

The Company was obligated under the Indemnity and Guaranty Agreement with Airtherm Products, Inc. (“Airtherm”) to indemnify Airtherm against certain claims arising out of the acquisition of Airtherm in August 2000, including potential claims involving alleged violations of the Worker Adjustment and Retraining Notification Act (“WARN Act”). Certain former employees of Airtherm have filed suit alleging such WARN Act claims, and defense of the matter was tendered by Airtherm to the Company pursuant to the above indemnity agreement. The U.S. Eighth Circuit Court of Appeals recently reversed the trial court and ruled that Airtherm had no Warn Act liability in connection with the sale of the business.

Contingencies

Letters of Credit

The Company had outstanding at December 31, 2005, $16,978,000 in standby letters of credit issued in connection with the Met-Coil bankruptcy reorganization plan, as more fully explained in Note 6, and, $8,351,991 issued principally in connection with its commercial insurance programs. In addition, a letter of credit was issued on July 19, 2005 in the amount of $4,480,976 in connection with the $4,430,000 Industrial Development Authority Bond, as more fully described in Note 6, for the City of Bridgeton, MO.

Insurance

The Company retains significant obligations under its commercial general liability insurance policies for product liability and other losses. For losses occurring in the policy years ending October 1, 2005 and October 1, 2006, the Company maintains commercial general liability insurance, retaining liability for the first $2,000,000 per occurrence of commercial general liability claims (including products liability claims), subject to an agreed aggregate. For losses occurring in the policy year ended October 31, 2003, the Company retained liability for the first $500,000 per occurrence of commercial general liability claims (including product liability), subject to an agreed aggregate. In addition, the Company retained liability for the first $250,000 per occurrence of workers compensation coverage, subject to an agreed aggregate.

Guarantees

The Company is obligated as a guarantor with respect to certain potential debt obligations of CareCentric, Inc. (formerly Simione Central Holdings, Inc.) to CareCentric’s primary commercial bank, Wainwright Bank & Trust Company, in the amount of $3,870,000. CareCentric’s $10 million Wainwright credit line is secured by substantially all of CareCentric’s assets. The actual balance outstanding under CareCentric’s credit line with Wainwright Bank & Trust Company as of December 31, 2005 was $3,600,000 and was $4,571,000 as of March 13, 2006. Under the Equity Method of Accounting, in December 2001, the Company accrued this guarantee (originally in the amount of $6 million and later to $4 million and finally, to $3,870,000 in December of 2005) as a reserve for Equity Investment Losses. John E. Reed, the Company’s Chairman and Chief Executive Officer, is a shareholder and director of Wainwright Bank & Trust Company.

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

In addition, the Amended Plan established a trust (the “TCE PI Trust”) for the holders of future claims or demands, who reside, resided or may reside in a certain geographic area in the vicinity of the facility in Lisle, Illinois, and who assert or may assert personal injury claims in the future. Pursuant to the “channeling injunction” the TCE PI Trust was established to assume all such future personal injury claims and demands and pay and administer verified claims for up to 45 years. Pursuant to the Amended Plan, the Company and Met-Coil are committed to fund up to $26 million (on a present value basis) to the TCE PI trust over time and based on actual claims paid. Upon establishment of such TCE PI Trust, Mestek and its affiliates were released from any liabilities assumed by the TCE PI Trust for up to 45 years. Pursuant to the Amended Plan, all such future claims and demands will be “channeled” to the TCE PI Trust and be paid in accordance with the distribution procedures established for such trust. This TCE PI Trust is being administered by an independent trustee, with power to mediate, arbitrate and, if necessary, litigate claims. In 2005, approximately 743 “exposure only” claims have been paid by the TCE Trust in an aggregate amount of $1,855,000 and 5 personal injury claims have been paid the aggregate amount of $40,000.

The Company’s Environmental and Litigation Reserve related to this matter as of the year ended December 31, 2004 was approximately $24.7 million. The reserve as of the year ended December 31, 2005 was approximately $19.3 million. The reduction in the reserve in the twelve-month period ended December 31, 2005 includes approximately $3,487,000 for remediation related expenditures and $1,895,000 in payments to claimants under the TCE PI Trust. Based on recent estimates of ongoing remediation costs, and reflecting reductions in the reserve for expenditures incurred in the year ending December 31, 2005, the remediation portion of the reserve as of December 31, 2005 is $5,031,000, which amount is included in the $19.3 million reserve discussed above. The reserve balance at December 31, 2005 relates to future obligations under the Plan relating to soil and groundwater remediation, municipal water connections, the TCE PI Trust described above and other administrative expenses of the Met-Coil bankruptcy. Management believes that no additional reserves, beyond those set forth above, are required at this time. These reserves have been established in accordance with Financial Accounting Standard Board Statement No. 5 and Staff Accounting Bulletin No. 92. However, while these reserves represent management’s best estimate of these liabilities, and are based upon known or anticipated claims analysis estimated by various legal, scientific and economic experts, there is no assurance that these reserves will be adequate to meet all potentials claims arising from the environmental contamination at the Lisle, Illinois site. In addition, there can be no assurance that future claims for personal injury or property damage will not be asserted by other plaintiffs against Met-Coil and Mestek with respect to the Lockformer site and facility. See Remediation – Lisle, IL section below.

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

Environmental litigation and Remediation Reserves:

The Company’s Environmental Litigation and Remediation Reserve is comprised of the following:

	December 31,	December 31,
	2005	2004
	(Dollars in thousands)

Estimated Future Remediation costs	$5,031	$7,018
The Illinois Actions, The Honeywell Claims,
The Attorney General Action
and all matters related to pending
future personal Injury claims in the Lockformer area	---	1,500
Potential Future Obligations to the TCE PI Trust	14,276	16,171

Total Environmental Litigation and Remediation Reserve	$19,307	$24,689

Based on claim experience through December 31, 2005 the Company has reclassified $20,445,000 of the above reserve to non-current as of December 31, 2004 and has classified $16,330,000 of the reserve as non-current as of December 31, 2005.

Other Claims Alleging Releases of Hazardous Materials or Asbestos Related Liability

The Company is currently a party to over 100 asbestos-related lawsuits, and in the three-month period ended February 2006 has been named in approximately 6 new such lawsuits each month, primarily in Texas where numerous asbestos-related actions have been filed against numerous defendants. The lawsuits previously pending against the Company in Illinois have all been resolved by plaintiffs’ dismissals without payment.

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

Following is a summary of changes in the Company’s product warranty liability for the year ended December 31, 2005 and 2004.

	Year ended
	December 31,
	2005	2004
	(Dollars in thousands)

Balance at beginning of period	$3,685	$2,524
Provision for warranty claims	2,360	2,824
Warranty claims incurred	(2,566)	(1,663)
Balance at end of period	$3,479	$3,685

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

Factors management used to identify the enterprise’s reportable segments:

The factors which identify the HVAC Segment as a reportable Segment are as follows:

The HVAC industry in which the HVAC Segment operates has been characterized for many years by a gradual consolidation or “roll-up” process in which smaller companies, typically built around one or two niche products, are subsumed into the larger product family of more established HVAC companies. The HVAC Segment has grown incrementally over many years by internal growth and by adding complementary HVAC product lines via acquisition on a regular basis. The HVAC Segment has acquired in this manner over 21 companies since 1986 at an average transaction size of approximately $5 million. By design, the HVAC Segment’s acquisition strategy has been to acquire complementary HVAC products in order to exploit specific marketing, distribution, manufacturing, product development and purchasing synergies. Management, accordingly, views and operates the HVAC Segment as a single cohesive business made up of a large number of mutually reinforcing HVAC product lines acquired over a number of years.

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

Common Manufacturing Management. Substantially all of the products made at the HVAC Segment’s 21 manufacturing locations involve sheet metal fabrication, paint, packing and assembly. As such, they share many common characteristics and, in fact, a centralized Manufacturing Services Group serving the Segment based in Westfield, MA provides a wide variety of manufacturing related services to these locations. Opportunities to combine similar manufacturing operations are commonplace and the HVAC Segment routinely undertakes such consolidations resulting in numerous instances where several HVAC product groups share a single manufacturing facility.

Common Purchasing Management. The HVAC Segment, composed primarily of HVAC sheet metal fabrication and assembly operations, presents a great deal of common purchasing opportunities. A centralized Purchasing Department serving the HVAC Segment based in Westfield, MA, therefore serves all of the 21 manufacturing locations in the Segment by aggregating the more significant purchasing opportunities. Common items purchased include copper tube, aluminum fin stock, cold rolled steel, pre-painted steel, motors, controls, and freight, among many others.

Common Financial Management. Income statements are prepared at the HVAC Segment’s Westfield MA headquarters each month for substantially all of the products made at the 21 HVAC locations mentioned above with further breakdown among specific product lines, and these are reviewed by the appropriate Chief Operating Decision Maker.

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

                Information presented in the following tables relates to continuing operations only.

Year ended

December 31, 2005

(Dollars in thousands)	HVAC		Metal Forming		Totals

Revenues from External Customers	$276,072		$96,223		$372,295
Intersegment & Intrasegment Revenues	$12,603		$7,503		$20,106
Interest Expense	$1,159		$550		$1,709
Depreciation Expense	$4,784		$1,581		$6,365
Amortization Expense	$107		$28		$135
Segment Operating Profit (Loss)	$15,058	**	($6,502)	*	$8,556
Segment Assets	$156,129		$72,444		$228,573
Expenditures for Long-lived Assets (1)	$3,232		$4,957		$8,189

(1) excludes long lived assets acquired via business acquisition

* includes $524,000 in Subsidiary Bankruptcy Professional Fees (See Note 15) and $1,965,000 in Plant Shutdown expense (See Note 16).

** includes $584,000 in Plant Shutdown expense (See Note 16), $412,000 in Other Restructuring Charges related to the “Going Private” process (See Note 17), and $788,000 in Stock-Based Compensation Charges.

Year ended

December 31, 2004

(Dollars in thousands)	HVAC		Metal Forming		All Other	Totals

Revenues from External Customers	$260,595		$96,033		$70	$356,698
Intersegment & Intrasegment Revenues	$13,188		$7,411		---	$20,599
Interest Expense	$848		$373		$5	$1,226
Depreciation Expense	$5,003		$1,912		---	$6,915
Amortization Expense	$170		$28		---	$198
Segment Operating Profit (Loss)	$5,596	**	$9,422	*	($26)	$14,992
Segment Assets	$151,873		$62,591		$8	$214,472
Expenditures for Long-lived Assets (1)	$2,690		$1,447		---	$4,137

(1) excludes long lived assets acquired via business acquisition

* includes ($17,738,000) in Environmental Litigation/Remediation (income) expense (See Note 10) and $9,028,000 in Subsidiary Bankruptcy Professional Fees (See Note 15)

** includes $1,789,000 in Plant Shutdown expense (See Note 16).

Year ended

December 31, 2003

(Dollars in thousands)	HVAC		Metal Forming		All Other	Totals

Revenues from External Customers	$262,205		$66,905		$407	$329,517
Intersegment & Intrasegment Revenues	$14,463		$5,262		---	$19,725
Interest Expense	$691		$202		$4	$897
Depreciation Expense	$5,828		$1,664		---	$7,492
Amortization Expense	$175		$6		---	$181
Segment Operating Profit (Loss)	$6,886	**	($73,995)	*	($533)	($67,642)
Segment Assets	$155,220		$70,191		$1,381	$226,792
Expenditures for Long-lived Assets (1)	$4,603		$4,061		---	$8,664

* includes $53,665,000 in Environmental Litigation/Remediation expense (see Note 10), $5,963,000 in Subsidiary Bankruptcy Professional Fees (see Note 15) and $9,975,000 in Goodwill Impairment charges (see Note 1).

** includes $5,239,000 in Plant Shutdown and Other Restructuring Charges (see Note 16).

(1) excludes long lived assets acquired via business acquisition

	2005	2004	2003
HVAC Segment Revenues by HVAC Product Group:	(Dollars in thousands)

Hydronic Products	135,672	$124,104	$120,793
Air Distribution and Cooling Products	79,180	78,241	82,994
Gas and Industrial Products	61,220	58,250	58,418
Total Consolidated Revenues	$276,072	$260,595	$262,205

RECONCILIATION WITH CONSOLIDATED DATA:

	2005	2004	2003
Revenues	(Dollars in thousands)

Total External Revenues For Reportable Segments	$372,295	$356,698	$329,517
Inter & Intrasegment Revenues For Reportable Segments	20,106	20,599	19,725
Elimination of Inter & Intrasegment Revenues	(20,106)	(20,599)	(19,725)
Total Consolidated Revenues	$372,295	$356,698	$329,517

Profit or Loss

Total Profit Or Loss For Reportable Segments
Operating Profit (Loss)	$8,556	$14,992	($67,642)
Interest Expense-Net	(1,538)	(1,181)	(897)
Other Income (Expense) Net	(122)	2,222	(308)
Loss Before Income Taxes	$6,896	$16,033	($68,847)

GEOGRAPHIC INFORMATION:

	2005	2004	2003
Revenues:

United States	$346,986	$326,307	$304,108
Canada	13,697	17,531	15,464
Other Foreign Countries	11,612	12,860	9,945
Consolidated Total	$372,295	$356,698	$329,517

Long Lived Assets:

United States	$70,602	$65,385	$72,468
Canada	2,078	2,069	1,966
Other Foreign Countries	157	122	59
Consolidated Total	$72,837	$67,576	$74,493

12. SELECTED QUARTERLY INFORMATION (UNAUDITED)

The table below sets forth selected quarterly information for each full quarter of 2005 and 2004.

	(Dollars in thousands except per common share amounts).

2005	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

Total Revenues (Continuing Operations)	$84,881	$90,536	$95,651	$101,227
Gross Profit (Continuing Operations)	$21,454	$23,642	$25,207	$25,046

Net Income (Loss)	$1,339	$3,332	$1,603	$1178
Per Common Share:
Basic	$0.15	$0.39	$0.18	$0.14
Diluted	$0.15	$0.39	$0.18	$0.14

	(Dollars in thousands except per common share amounts).

2004	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

Total Revenues (Continuing Operations)	$83,530	$87,549	$91,314	$94,304
Gross Profit (Continuing Operations)	$21,790	$22,315	$23,526	$22,857

Net Income (Loss) (1)	($327)	($467)	$20,564	$1,764
Per Common Share:
Basic	($0.04)	($0.05)	$2.39	$0.19
Diluted	($0.04)	($0.05)	$2.39	$0.18

(1) The Company recorded pre-tax charges (credits) of $219,000, $468,000, ($18,415,000), and ($10,000) in the first, second, third, and fourth quarters of 2004, respectively, related to the Lisle, IL environmental matter, as more fully described in Note 10.

13. SHAREHOLDERS’ EQUITY

Mestek has authorized common stock of 20,000,000 shares with no par value, and a stated value of $0.05 per share. As of December 31, 2005, John E. Reed, Chairman and CEO of Mestek, and Stewart B. Reed, a director of Mestek and son of John E. Reed, together beneficially own a majority of the outstanding shares of Mestek’s common stock.

Mestek’s Articles of Incorporation authorize 10,000,000 shares of a preferred stock (the Preferred Stock). As of December 31, 2005 no shares of the Preferred Stock have been issued.

The Company repurchased 124,500 shares of its common stock in the open market in 2004 at an average price of $16.49 per share and did not repurchase any of its common shares in the open market in 2005 or 2003. All such shares are accounted for as treasury shares. The Company re-issued 3,000 shares from its treasury share in accordance with the cost method in 2004, as more fully explained in Note 1.

During the year ended December 31, 2005, the Company’s Shareholder’s Equity was affected by incentive stock option activity and the “Spin-Off” of Omega Flex, Inc. as follows:

Incentive Stock Option Activity:	Paid In Capital

Balance December 31, 2004	$15,434,000

Credit related to the issuance of common shares from
Treasury stock pursuant to the exercise of Mestek Incentive
Stock Options (see below)	716,950

Stock-based compensation expensed recorded in relation
To re-priced Incentive Stock Options (see Note 14)	787,750

Balance December 31, 2005	$16,938,700

	# Of Shares	Treasury Shares

Balance December 31, 2004	1,010,032	$12,103,000

Net common shares issued from Treasury shares
Pursuant to exercise of Mestek Incentive Stock Options	(132,022)	($810,000)

Balance December 31, 2005	878,010	$11,293,000

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

A summary of transactions for the years ended December 31, 2005, 2004, and 2003 are as follows:

	Number of	Weighted Average
	Options	Exercise Price

Balance - December 31, 2003	200,000	$17.60
Balance - December 31, 2004	200,000	* $15.86

Options Lapsed	(15,000)
Options Exercised	(185,000)
Balance - December 31, 2005	0

* Including effects of option re-pricing described below.

Options exercisable as of the years ended December 31, 2005, 2004, and 2003, were 0, 175,000, and 153,000, respectively. The weighted average exercise price for all exercisable options, including the effect of option re-pricings described below, as of December 31, 2005, was $0.

The Company did not issue any options during 2005, 2004, or 2003:

The Company accounts for stock-based compensation issued prior to January 1, 2003 under the intrinsic value method in accordance with APB 25. Pro forma disclosure of net income and earnings per share on the basis of the fair value method is included in Note 1.

The Company has elected to adopt the disclosure requirements of FAS No. 148 for stock based compensation, effective with fiscal 2003. The Company has further elected to account for the change in accounting principle under the “Prospective Method” as described in amended paragraph 52b of FAS No. 123. The Company made no option grants, modifications of option grants, or settlement of option grants in the three-year period ended December 31, 2005, except as explained below, and accordingly the change to the fair value method had no effect in the three-year period ended December 31, 2005 on Net Income, Basic earnings per share or Diluted earnings per share, except as explained below. Under the “Prospective Method” any future option grants will affect Net Income, Basic earnings per share and Diluted earnings per share.

On October 27, 2004, the Company ‘re-priced’ 25,000 options expiring in 2011 from $23.25 per share to the current market value, $17.85 per share, and 70,000 additional options expiring in 2009 from $20.00 per share to the current market value, $17.85 per share. In accordance with FAS 148, the Company has accounted for these options subsequent to October 27, 2004 using ‘variable accounting’ which resulted in charges to earnings during the periods ended December 31, 2005 and 2004 of $788,000 and $23,750, respectively, which represented the change in value of the Company’s stock price subsequent to October 27, 2004 multiplied by the number of options effected.

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

Effective July 1, 1996, the Company’s subsidiary, Omega adopted a stock option plan (“Omega Plan”) which provides for the granting of both Incentive and Non-Qualified Stock Options (as those terms are defined in the Internal Revenue Code) of up to 200 shares of stock to certain employees of Omega for the purchase of Omega’s common stock at fair market value as of the date of grant. The Omega Plan was approved as of July 1, 1996 by John E. Reed, representing Mestek, and the sole shareholder of Omega, pursuant to authority vested in him by vote of the Board of Directors of Mestek dated May 22, 1996. Options to purchase an aggregate of 140 shares of the common stock of Omega, representing a 14% equity share, were granted to two Omega executives effective July 1, 1996. The options vested over a five-year period ending on May 1, 2003 and expire on July 1, 2006. Through a separate agreement, the option holders currently have a put right after exercise which allows them to sell their option shares to Omega at a figure based upon book value and Omega currently has a corresponding call option at a figure based upon book value. In accordance with APB 25 and related authoritative literature, the Company has reflected pre-tax charges to earnings in 2005, 2004, and 2003, of $587,000, $844,000, and $668,000, respectively, for the compensation value in those periods of the options granted. These charges, which reflect the potential obligations of Omega relative to the put rights, have been credited to Accrued Compensation which is reflected in the accompanying financial statements in Current Liabilities.

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

The following table illustrates the effect of the Amended Plan on the Company’s Consolidated Liabilities Subject to Compromise.

	Accounts Payable and Accrued Expenses	Environmental Litigation and Remediation Reserves	Commission Payable	Consolidated Liabilities Subject to Compromise
	(Dollars in thousands)

Liabilities Subject To Compromise 12/31/03	$6,500	$50,800	$59	$57,359
Funding of Amended Plan	($6,047)	(6,597)	(59)	($12,703)
Liabilities discharged with Insurance Litigation settlement proceeds	$0	(16,900)	---	($16,900)
Net increases (decreases) to Environmental Reserves	($453)	(2,614)	---	($2,614)
Trade Liabilities Compromised under Amended Plan	$0	---	---	($453)
Amount Reclassified to Environmental Reserves	$0	(24,689)	---	($24,689)
Balance 12/31/04	$0	$0	$0	$0

The Company as a whole incurred $524,000, and $9,028,000 in legal costs during the years ended December 31, 2005 and 2004 relating to the administration of Met-Coil’s Bankruptcy which amounts are reported in the accompanying financial statements under the heading Subsidiary Bankruptcy Professional Fees.

The following 2003 income statement of Met-Coil Systems Corporation (Debtor in Possession during this year) was prepared on the same basis as the consolidated income statement of Mestek. Inc.

Note 15 - continued

MET-COIL SYSTEMS CORPORATION

DEBTOR-IN-POSSESSION

CONDENSED STATEMENTS OF OPERATIONS

For the year ended

December 31, 2003
(Dollars in thousands)

Net Sales	$ 34,808

Cost of Goods Sold	25,122
Gross Profit	9,686

Selling Expense	4,238
General and Administrative Expense	3,110
Engineering Expense	1,917
Environmental Litigation/Remediation	53,205

Operating Loss before Reorganization Items	(52,784)

Bankruptcy Professional Fees	2,998
Operating Loss	(55,782)

Other (Expense) Income net	(104)

Loss Before Income Taxes and Cumulative Effect of a Change in Accounting Principle	(55,886)

Income Taxes (Benefit)	(19,732)

Net Loss	($36,154)

Note 15 - continued

MET-COIL SYSTEMS CORPORATION

DEBTOR-IN-POSSESSION

CONDENSED STATEMENTS OF CASH FLOWS

For the years ended December 31

2003
(Dollars in thousands)

Cash Flows from Operating Activities:

Net Loss	($36,154)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	509
Provision for Losses on Accounts Receivable	2
Subsidiary Bankruptcy Professional Fees	2,998
Changes in Assets and Liabilities:
Accounts Receivable	(1,655)
Inventory	1,213
Accounts Payable	439
Accrued Expenses/Other Liabilities	(3,128)
Liabilities Subject to Compromise	64,969
Deferred Tax Asset	(15,534)
Environmental Litigation/Remediation Reserves	(8,700)
Other Assets	31
Net Cash Provided by Operating
Activities before Reorganization Items	4,990

Operating Cash Flows from Reorganization Items:
Bankruptcy Professional Fees	(2,998)
Change in Accrued Expenses	1,034
Net Cash Used in Reorganization Items	(1,964)

Net Cash Provided by Operating Activities	3,026

Cash Flows from Investing Activities:
Capital Expenditures	(305)
Net Cash Used in Investing Activities	(305)

Cash Flows from Financing Activities:
Net Borrowings
Under Revolving Credit Agreements	4,941
Principal Payments Under Long Term Debt Agreements	(5,500)
Net Cash Used In Financing Activities	(559)

Net Increase in Cash and Cash Equivalents	2,162
Cash and Cash Equivalents - Beginning of Period	56

Cash and Cash Equivalents - End of Period	$ 2,218

16. PLANT SHUTDOWN AND OTHER RESTRUCTURING CHARGES

Other Restructuring Charges

In 2005, the Company incurred $618,000 in professional fees and related costs connected with the Spin-Off of Omega Flex, Inc. (Omega Flex) on July 29, 2005 and the planned subsequent “going private transaction” both as more fully described in Note 17. $412,000 of these costs is reflected in Plant Shutdown and Other Restructuring Charges and the balance, which was incurred by Omega Flex, is included in Discontinued Operations in the accompanying financial statements.

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

On March 9, 2004, the Company announced plans to close its Milford, OH, (“Air Clean Damper”) manufacturing operations. The Company sold the principal assets associated with this business and the transaction closed on March 31, 2004. A nominal gain was recorded in the three-month period ended March 31, 2004 and is reflected in Other Income (Expense) for that period. The Milford, OH facility was sold on October 7, 2005 for $1,264,000, net of selling costs, and a gain of $183,000 was recorded at that time.

In September of 2005, the Company’s Metal Forming Segment, (Formtek) announced plans to close its Lisle, IL (Lockformer) manufacturing facility and combine manufacturing operations with the operations of St. Louis, MO, based Engel Industries, a complementary business in the Metal Forming Segment, in a modern 80,000 sq ft upgraded facility purchased by the Company on June 17, 2005 in Bridgeton, MO. The Lockformer and Engel relocations were substantially, though not entirely, completed as of December 31, 2005.

Early in 2005, Formtek announced plans to close a small start-up operation, Formtek Metalforming Integration, Inc. (FMI), located in South Elgin, IL. In addition to the above, a number of other product relocation and business rationalization steps were undertaken by Formtek in 2005. As of December 31, 2005 Formtek had completed its reorganization into the following operating groups – Formtek Metal Processing (“FMP”), made up of Lockformer, Iowa Precision, Engel, Iowa Rebuilders and Formtek Maine, Formtek Metal Forming (“FMF”) made up of Formtek Cleveland, Hill Engineering and Axon Electric and Formtek International (“FI”), made up of Formtek Beijing and the international sales force.

The Company is accounting for the costs related to these “exit and disposal” activities, employee severance and related costs of shutting down manufacturing operations, in accordance with FAS 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”). In the years ended December 31, 2005 and 2004, the Company incurred $2,960,000, and $1,789,000, respectively, of such “exit and disposal” costs which are classified separately in the accompanying financial statements in accordance with FAS 146.

17. OMEGA FLEX SPINOFF/MESTEK “GOING PRIVATE”

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

The operations of Omega are separately reported in accordance with Statement of Financial Accounting Standard No. 144 (FAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets” in the accompanying Condensed Consolidated Statements of Income for the 2005, 2004, and 2003, under the heading Income From Discontinued Operations. Omega assets and liabilities are separately reported in the accompanying December 31, 2004 Condensed Consolidated Balance Sheet in accordance with FAS 144. Omega was formerly included in the Company’s HVAC segment. Interest expense has been allocated to the operations of Omega based on the relationship of Omega’s assets to the Company’s consolidated assets at the end of each reporting period. Corporate General & Administrative expenses originally allocated to Omega totaling $324,000, $563,000 and $347,000 for 2005, 2004, and 2003, respectively, have been reallocated to the Company’s continuing operations.

Summarized financial information for the discontinued Omega operations is as follows:

	Twelve-Months ended
	December 31:
	2005 *	2004	2003
	(Dollars in thousands)

Operating Revenues	$34,035	$48,165	$36,996

Income before Provision for
Income Taxes	$6,462	$10,128	$7,179

Income from Discontinued Operations
Net of Income Taxes	$3,713	$6,258	$4,205

* reflects seven months of operations prior to “Spin-Off” on July 29, 2005.

	December 31, 2005	December 31, 2004

Current Assets	---	$14,727
Total Assets	---	$40,522

Current Liabilities	---	$12,876
Total Liabilities	---	$16,526

Net Assets of Discontinued Operations	---	$23,996

Mestek “Going Private”

It was further proposed on January 19, 2005, that the Special Committee, with the advice of its independent financial adviser, determine a fair and equitable “per share” value for a “pre-reverse stock split” share of Company common stock, reflecting the value of the Company following the Spin-Off, which is proposed to occur before the “going private” transaction is consummated. This would then form the basis for the full Board of Directors’ determination of the “per share” value to be used to effect a cash redemption of those shareholders who, by reason of the “reverse stock split” become owners of less than one share.

Management’s proposal of the “Going Private” transaction, including its timing and structure are under review and consideration by the Special Committee, which has been charged with making a recommendation regarding these matters to the full Board of Directors, which will ultimately make the determination of whether to go forward and propose the appropriate vote of the shareholders. There can be no assurances that the “Going Private” transaction will be consummated.

18. SUBSEQUENT EVENTS

On March 31, 2006, Mestek, Inc. (the “Company”) issued a press release relating to a recommendation made to the Company’s Board of Directors by a Special Committee to the full Board in response to a proposal made on January 19, 2005 by John E. Reed, the Chairman and Chief Executive Officer of the Company, that the Company enter into a “going-private” transaction (the “Transaction”). A Special Committee of the Company’s Board of Directors was appointed, consisting entirely of independent directors, to consider Mr. Reed’s proposal and make recommendations to the full Board. The Special Committee retained independent legal counsel and independent financial advisers and over the course of more than a year investigated various options and alternatives, reviewed various valuation methodologies and conducted extensive discussions, the results of which were its formal recommendations made to the Company’s full Board of Directors at a special meeting held on March 29, 2006 called solely for the purpose of deliberations on the proposed Transaction and in conjunction with its regularly scheduled meeting held on March 30, 2006. The Board of Directors of the Company has received, reviewed, considered and discussed this recommendation, and has agreed in principle to go forward with the Transaction by means of a meeting of the Shareholders of record as of June 6, 2006 (the “Record Date”), which Record Date determines who is eligible to vote at the meeting to be held on Tuesday, July 25, 2006 at 10:30 a.m. at the Company’s headquarters in Westfield, Massachusetts, to obtain authority to take the actions necessary to accomplish the Transaction. Completion of the Transaction is subject to approval by the Company’s Board of Directors of definitive documentation and proposed amendments to the Company’s Articles of Incorporation and by-laws and approval by the shareholders of the Company of an amendment to the Company’s Articles of Incorporation. There can be no assurances that the Transaction will be consummated.

A general description of the terms and conditions of the proposed Transaction is as follows:

Structure

The Transaction will take the form of a 1-for-2000 reverse split of the Company’s issued and outstanding shares of common stock (each, a “Share”). The Transaction will have the effect of cashing out only those shareholders holding fewer than 2000 Shares (the “Cashed Out Shareholders”) as of the effective date of the Transaction (the “Effective Date”) which “cash-out” will follow shortly after the meeting of the shareholders. At this time it is expected that the Effective Date will be July 31, 2006, after which date the Company’s shares will no longer be traded on the New York Stock Exchange. The percentage of Shares held by Cashed Out Shareholders as of the Effective Date of the Transaction is referred to as the “Cashed Out Percentage.”

Consideration

In exchange for his, her or its Shares, each Cashed Out Shareholder will receive $15.24 per Share (the “Transaction Price”), and a Contingent Payment Right, as defined below. Shareholders holding 2000 shares or more will not receive a cash payment and will remain shareholders of the Company.

Shareholder Protections

As described below, the proposal contains economic protections for the Cashed Out Shareholders and the Company’s shareholders after the Transaction and corporate governance commitments by the Company (the “Shareholder Protections”). The Company will propose that its by-laws be amended to include provisions that (1) reflect the Shareholder Protections and (2) prohibit the amendment of the Shareholder Protections without the approval of a majority of the Company’s board of directors, for a period of five years following the Transaction.

Economic Protections

Quoting on Pink Sheets

The Company will undertake to use reasonable efforts to cause its common stock to be published on the “so-called” Pink Sheets publication service including, without limitation, providing the information (1) required by Rule 15c2-11 of the Securities Exchange Act of 1934, as amended, and (2) necessary to complete a NASD Form 211 to a SEC registered broker-dealer that is a member of the NASD. The Company will also undertake to assist individuals and institutions to liquidate their substantial holdings including, without limitation, using its best efforts to find a broker willing to execute Pink Sheets orders in the Company’s common stock.

Contingent Payment Right

Each Cashed Out Shareholder will receive a right to payment (the “Contingent Payment Right”) that vests upon the execution, in the one year following the Transaction (the “Liquidity Period”), of a binding agreement for a Liquidity Event resulting in a per Share value exceeding the Adjusted Transaction Price (the aggregate of such excesses across all Shares, the “Liquidity Excess”). If a Liquidity Event occurs, each Cashed Out Shareholder will receive a payment in the amount of his, her or its pro rata portion of the Cashed Out Percentage of the Liquidity Excess.

Liquidity Event shall mean (1) any liquidation, winding up or dissolution of the Company, (2) any sale or transfer of 25% or more of the Company’s Shares, whether by merger, consolidation or otherwise, or (3) any sale or transfer of 25% or more of the Company’s assets.

Adjusted Transaction Price shall mean (1) in the case of a sale or transfer of a portion of the Company’s assets, the percentage of the Transaction Price equal to the percentage of the Company’s book value attributable to the assets being sold or transferred, as of the Effective Date of the Transaction, and (2) in all other cases, the Transaction Price.

If the Company executes a series of binding agreements in the Liquidity Period that would qualify as a Liquidity Event if treated as a single transaction, the transactions will be treated as a single transaction for the purpose of determining the Contingent Payment Right.

The Contingent Payment Right will not (1) be represented by a certificate or other instrument, (2) represent an ownership or equity interest in the Company, (3) confer dividend or voting rights, (4) bear interest, or (5) be transferable, unless under the laws of wills, distribution or descent, or by operation of law.

Dutch Auction

In each of the five calendar years immediately following the Transaction, the Company will undertake to hold one Dutch auction for its common stock, and to purchase up to $2,500,000 of its common stock in each auction. This commitment is subject to the Company’s ability to meet reasonable constraints imposed by bank covenants and financial ratios, as determined by a majority of the Company’s board of directors.

Corporate Governance Protections

Board and committee composition. A majority of the Company’s board will consist of independent directors, as defined by the New York Stock Exchange (“Independent Directors”). The Company’s Audit and Compensation Committees will consist entirely of Independent Directors.

Financial reporting. The Company will provide each of its shareholders with quarterly and annual financial reports, similar in general content to, but not necessarily in as great detail or in the same format as, the reports required by the Securities Exchange Act of 1934, as amended.

Shareholder questions. The Company’s management will entertain questions asked by its shareholders and answer the questions fully and frankly.

Conflicts. The Company will disclose to the Independent Directors and its shareholders information relating to (1) any interested transaction as may be proposed, whether involving an insider or otherwise posing a conflict of interest, and (2) compensation paid to the Company’s management.

Whistleblower hotline. The Company will provide a hotline to facilitate outside shareholders’, employees’, suppliers’ and others’ confidential reporting of improper conduct to the Company’s Audit Committee or other designated governing body.

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

During the 2004 audit process, as reported in this Item 9A (b) in the Company’s 2004 form 10-K, management, in consultation with Vitale, Caturano & Company Ltd., the Company’s independent auditors, identified and reported to the Audit Committee of the Company’s Board of Directors the following internal control matter which Vitale, Caturano & Company Ltd. considers to be a “significant deficiency”, though not a “material weakness”, as both terms are defined in the authoritative accounting literature:

“Several instances were noted where the Company’s written revenue recognition procedures were not properly adhered to. Management has undertaken a review of these instances and has formulated a plan to take appropriate remedial steps.”

During 2005, the company believes it made progress in improving compliance with its written revenue recognition procedures. During the 2005 audit process, the Company’s independent auditors identified one invoice which was prematurely recognized in revenue, requiring an adjustment representing approximately 0.2% of Net Sales. Management is reviewing the procedural oversight which led to the error and will take appropriate remedial steps.

Item 9B – OTHER INFORMATION

All matters required to be disclosed on Form 8-K during the Company’s fiscal 2005 fourth quarter have been previously disclosed on a Form 8-K filed with the Securities and Exchange Commission.

PART III

With respect to items 10 through 14, the Company will file with the Securities and Exchange Commission, within 120 days of the close of its fiscal year, a definitive proxy statement pursuant to Regulation 14A.

Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors of the Company will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held June 6, 2006, under the caption “Current Directors and Nominees for Election – Background Information”, and to the extent required and except as set forth therein, is incorporated herein by reference.

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

Item 11 - EXECUTIVE COMPENSATION

Information regarding executive compensation will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held June 6, 2006, and under the caption “Executive Compensation” to the extent required and except as set forth therein, is incorporated herein by reference.

The report of the Compensation Committee of the Board of Directors of the Company shall not be deemed incorporated by reference by any general statement incorporating by reference the proxy statement into any filing under the Securities Exchange Act of 1934, and shall not otherwise be deemed filed under such Act.

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management as well as information regarding equity compensation plans and individual equity contracts or arrangements will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held June 6, 2006, under the caption “Security Ownership of Certain Beneficial Owners and Management”, and to the extent required and except as set forth therein, is incorporated herein by reference.

Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held June 6, 2006, under the caption “ Certain Relationships and Related Transactions” and to the extent required and except as set forth therein, is incorporated herein by reference.

Item 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding financial accounting fees and services will be set forth in the Company’s proxy statement relating to the annual meeting of shareholders to be held June 6, 2006, under the caption “Principal Accounting Fees and Services”, and to the extent required, and except as set forth therein, is incorporated herein by reference.

PART IV

Item 15 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Form 10-K:

1.	All financial statements. See Index to Consolidated Financial Statements on page 77 of this Form 10-K.

2.	Financial Statement Schedules. None Required.

3.	Exhibits. See Index to Exhibits.

INDEX

Pages of
this report

Report of Independent Registered Accounting Firm	Page 37 and 38

Financial Statements:

(a)(1)	Consolidated Balance Sheets as of December 31, 2005 and 2004	Pages 39 and 40

Consolidated Statements of Operations for the Years

Ended December 31, 2005, 2004, and 2003	Page 41

Consolidated Statements of Shareholders’ Equity and Comprehensive Loss for

the Years Ended December 31, 2005, 2004, and 2003	Page 42

Consolidated Statements of Cash Flows for the Years

Ended December 31, 2005, 2004, and 2003	Page 43

Notes to the Consolidated Financial Statements	Pages 44 through 77

(a)(2)	Financial Statement Schedules

Reports of Independent Registered Public Accountants On Supplement Schedule	Page 82 and 83

II. Valuation and Qualifying Accounts	Page 84

All other financial statement schedules required by Item 14(a)(2) have been omitted because they are inapplicable or because the required information has been included in the Consolidated Financial Statements or notes thereto.

(a)(3)	Exhibits

The Exhibit Index is set forth on Pages 85 through 87

No annual report to security holders as of December 31, 2005 has been sent to security holders and no proxy statement, form of proxy or other proxy soliciting material has been sent by the registrant to more than ten of the registrant’s security holders with respect to any annual or other meeting of security holders held or to be held in 2006. Such annual report to security holders, proxy statement or form of proxy will be furnished to security holders subsequent to the filing of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

SUPPLEMENTAL SCHEDULE

The Board of Directors and Shareholders of Mestek, Inc.

We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Mestek, Inc. and subsidiaries as of December 31, 2005 and 2004, and for the two-year period ended December 31, 2005 included in this Form 10-K, and have issued our report thereon dated March 31, 2006. Our audits were made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedule of Valuation and Qualifying Accounts is the responsibility of the Company’s management and is presented for the purposes of complying with the Securities and Exchange Commission’s rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ Vitale, Caturano & Company, Ltd.

Boston, Massachusetts

March 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE

The Board of Directors and Shareholders of Mestek, Inc.

We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Mestek, Inc. and subsidiaries as of December 31, 2003 and for the year ended December 31, 2003, referred to in our report dated March 30, 2004, except for Notes 5 and 17, as to which the date is March 31, 2006, which is included in this Form 10-K. Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule of Valuation and Qualifying Accounts is the responsibility of the Company’s management and is presented for the purposes of complying with the Securities and Exchange Commission’s rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Grant Thornton LLP

Boston, Massachusetts

March 30, 2004, except for Notes 5 and 17,

as to which the date is March 31, 2006.

Schedule II

MESTEK, INC.

Valuation and Qualifying Accounts

Years ended December 31, 2005, 2004, and 2003

Year	Description	Bal. at Beg. of Year	(Credited) Charged to expense	Other (1)	Bad Debt Write-offs	Bal. at end of Year

		(Dollars in thousands)

2005	Allowance for doubtful accounts	$2,648	$732	$109	($301)	$3,188

2004	Allowance for doubtful accounts	$3,318	($290)	($75)	($305)	$2,648

2003	Allowance for doubtful accounts	$3,210	$955	$165	($1,012)	$3,318

(1)	Includes recoveries of amounts previously written-off, effects of currency translations, and other diminimis amounts.

Note: 2004 and 2003 figures above have been recast to reflect continuing Operations only. See Note 17 regarding “Spin-Off” of Omega Flex subsidiary in 2005 and discontinued operations.

EXHIBIT INDEX

Those documents followed by a parenthetical notation are incorporated herein by reference to previous filings with the Securities and Exchange Commission as set forth below.

Exhibit No.	Description	Reference Key
*************	**********	*************
3.1	Articles of Incorporation of Mestek, Inc., as amended	(F)

3.2	Amended and Restated By-laws of Mestek, Inc. as amended through December 12, 2000	(B)

10.1	Employment Agreement dated January 1, 1982 between Mestek and John E. Reed

10.2	Lease Agreement dated January 1, 2000 between Mestek (lessee) and Sterling Realty Trust (lessor); 260 North Elm	(B)

10.3	Lease dated January 1, 1994 between Mestek (lessee) and Sterling Realty Trust (lessor); South Complex	(D)

10.4	Amended and Restated Lease Agreement dated as of July 1, 1997 between Mestek, Inc. (lessee) and Rudbeek Realty Corp. (lessor)	(H)

10.5	Amended and Restated Lease Agreement dated as of January 1, 1997 between Vulcan Radiator Division, Mestek, Inc. (lessee) and MacKeeber Associates Limited Partnership (lessor).	(F)

10.6

Loan Agreement dated as of May 1, 1984 among the Connecticut Development Authority (the “CDA”), MacKeeber Limited Partnership, Vulcan Radiator Corporation and the Promissory Notes there under; Guaranty of Vulcan Radiator Corporation and Reed National Corp. to the Connecticut Bank and Trust Company, NA

(A)

10.7

Form of Indemnification Agreements entered into between Mestek, Inc. and its Directors and Officers and the Directors of its wholly-owned subsidiaries incorporated by reference as provided herein, except as set forth in the attached schedule

(C)

10.8	Schedule of Directors/Officers with Indemnification Agreement

10.9	Lease Agreement dated July 1, 1998 between Mestek (lessee) and Sterling Realty Trust (lessor); 161 Notre Dame	(I)

10.10	1996 Mestek, Inc. Stock Option Plan.	(E)

10.11	Credit Agreement between Mestek, Inc. and Bank of America, N.A. as Administrative Agent for each lender under the Credit Agreement	(L)

10.12	Form of Supplemental Executive Retirement Agreements entered into between Mestek, Inc. and certain of its officers.	(G)

10.13	Schedule of Officers with Supplemental Executive Retirement Agreements	(K)

10.14	Form of Change of Control Agreement	(K)

10.15	Schedule of Officers with Change of Control Agreement	(K)

10.16	Lease dated July 1, 1999 between Mestek (Lessee) and Sterling Realty Trust (Lessor) for 1st floor - Torrington Building.	(J)

10.17	Lease dated May 1, 2004 between Mestek (Lessee) and Sterling Realty Trust (Lessor) for 2nd, 3rd & 4th Floors - Torrington Building.	(M)

10.19	Lease dated October 1, 2000 between Mestek (Lessee) and Sterling Realty (Lessor); 1st Floor Torrington Building	(B)

11.1	Schedule of Computation of Earnings per Common Share.

14.1	Code of Business Ethics	(K)

21.1	List of Subsidiaries of Mestek, Inc.

23.1	Consent of Vitale, Caturano & Company Ltd

23.2	Consent of Grant Thornton LLP

31.1	CEO Certification

31.2	CFO Certification

32.1	906 CEO Certification

32.2	906 CFO Certification

99.1	Corporate Governing Guidelines	(K)

99.2	New York Stock Exchange Certification of Chief Executive Officer

Reference Key

(A)	Filed as an Exhibit to the Registration Statement 33-7101,effective July 31, 1986

(B)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2000

(C)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 1987

(D)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 1993

(E)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(F)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 1996.

(G)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 31, 1997.

(H)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 1997.

(I)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(J)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999.

(K)	Filed as an Exhibit to the Annual Report On Form 10-K for the year ended December 31, 2003.

(L)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(M)	Filed as an Exhibit to the Annual Report On Form 10-K for the year ended December 31, 2004.

Each management contract or compensatory plan or arrangement to be filed as an exhibit to this report pursuant to item 15 is listed in Exhibit numbers 10.1, 10.10 and 10.13.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report be signed on its behalf by the undersigned, thereunto duly authorized.

MESTEK, INC.
Date: April 3, 2006	By:	/S/ John E. Reed

John E. Reed, Chairman of the Board and Chief Executive Officer

Date: April 3, 2006	By:	/S/ Stephen M. Shea

Stephen M. Shea, Senior Vice President Finance, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 3, 2006	By:	/S/ William J. Coad

William J. Coad, Director

Date: April 3, 2006	By:	/S/ Winston R. Hindle, Jr.

Winston R. Hindle, Jr., Director

Date: April 3, 2006	By:	/S/ David W. Hunter

David W. Hunter, Director

Date: April 3, 2006	By:	/S/ David M. Kelly

David M. Kelly, Director

Date: April 3, 2006	By:	/S/ George F. King

George F. King, Director

Date: April 3, 2006	By:	/S/ Edward J. Trainor

Edward J. Trainor, Director

Date: April 3, 2006	By:	/S/ Stewart B. Reed

Stewart B. Reed, Director

Page 1 of 88