Form 10-K/A
period 2005-12-31
MESTEK INC
filed 2006-04-10
CIK 65195

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2005

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ______________________

Commission File Number	01-448

Mestek, Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania	25-0661650
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

260 North Elm Street	01085
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	413-568-9571

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock – No Par Value	New York Stock Exchange

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

Yes ☒	No [	]

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                                                Yes ☐No ☒

The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2005, the last business day of the most recently completed second quarter of 2005, based upon the closing price for the registrant’s common stock as reported in The Wall Street Journal as of such date was $56,758,379.

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

EXPLANATORY NOTE

This amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2005, as filed on April 4, 2006 (the “Original Filing”), and is being filed to amend the Original Filing to include the Consent of the Registrant’s Former Independent Public Accounting Firm, which had been received prior to April 4, 2006 but inadvertently omitted from the Original Filing of the Form 10-K.

The remainder of the information contained in the Original Filing is not amended hereby and shall be as set forth in the Original Filing. The Amendment continues to speak as of the date of the Original Filing and the company has no updated the disclosure in this Amendment to speak to any later date.

Number	Exhibit

23.2	Consent of Independent Registered Public Accounting Firm
32.1	Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESTEK, INC.
(Registrant)

Date: April 10, 2006	By: /s/ Stephen M. Shea_______________________
Stephen M. Shea
Senior Vice President – Finance
and CFO (Chief Financial Officer)