Form 10-K/A
period 2005-12-31
MESTEK INC
filed 2006-05-02
CIK 65195

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO.2

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

Portions of the registrant’s definitive proxy statement relating to the registrant’s 2006 Annual Meeting of Shareholders to be filed hereafter are incorporated by reference into Part II (Item 5) and Part III (Items 10-14) of this Report on Form 10-K and certain Exhibits to previous filings with the Securities and Exchange Commission are incorporated by reference into Part IV, Item 15 of this Report on Form 10-K.

MESTEK, INC.

Table of Contents

Form 10-K/A

EXPLANATORY NOTE:

Explanatory Note:

This Amendment No. 2 on Form 10-K/A (the “Amendment No. 2”) amends the Annual Report on Form 10-K for the year ended December 31, 2005, as filed on April 4, 2006 (the “Original Filing”) and as amended by Amendment No. 1 on Form 10-K/A as filed on April 10, 2006 ("Amendment No. 1,") and collectively with the Original Filing, the "Filed 10-K") and is being filed to amend the Filed 10-K to add information required in Part III of the Company’s Annual Report on the Original Form 10-K.

The remainder of the information contained in the Filed 10-K is not amended hereby and shall be as set forth in the Filed 10-K, except that this Amendment No. 2 amends and restates, in their entirety, Items 10 through 14 of Part III of the Original Form 10-K. This Amendment No. 2 continues to speak as of the date of the Original Filing and the Company has not updated the disclosure in this Amendment No. 2 to speak to any later date.

PART III

Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

General Information

The Mestek Board of Directors consists of eight Directors, six of whom have been determined by the Board to be independent directors under the requirements set forth in the Corporate Governance Guidelines of the Board, and the New York Stock Exchange Listing Standards. Directors John E. Reed, Chairman and CEO of the Company, and Stewart B. Reed, a consultant to the Company, have been determined not to be independent directors. The Company’s Board’s Governance Guidelines are enclosed are attached to this Amendment No. 2 as Exhibit 99.1 and can be found at the Company’s website at www.mestek.com. The Company will provide any person, without charge, upon filing a written request to the Secretary of the Company at its general offices, with a copy of the Company’s Corporate Governance Guidelines.

During the calendar year of 2005 the Board of Directors held four (4) meetings. All Directors were present at all of the meetings. At each meeting non-management, independent directors met in executive session. All Directors attended the Annual Meeting of Shareholders held last year.

The Company’s presiding independent director is the Vice Chairman of the Board of Directors, currently Mr. Winston R. Hindle, Jr.

The Board of Directors has adopted a Code of Business Ethics, applicable to all employees of the Company, including its principal executive officer, its principal financial officer, its principal accounting officer or controller and persons performing similar functions. This Code of Business Ethics is attached to this Amendment No. 2 as Exhibit 14 and can be found at the Company’s website at www.mestek.com. The Company will provide any person, without charge, upon filing a written request to the Secretary of the Company at its general offices, with a copy of the Company’s Code of Business Ethics. Amendments to and waivers from the Code of Business Ethics will be disclosed on the Company’s website within five (5) business days following the date of amendment or waiver.

The Company is not aware of any material proceeding in which any Director or Executive Officer, or any associate of any Director or Executive Officer, is a party adverse to the Company or has any material interest adverse to the Company except as may be disclosed below under the heading “Certain Relationships and Related Transactions”. The Company is not aware of having made any charitable contribution to an entity of which any Director is a director, trustee or executive, in excess of the reporting thresholds of $1,000,000 or 2% of such entity’s gross revenues.

Communication with the Board

Shareholders who wish to communicate with the Company’s Board of Directors may do so in writing, addressed to the Chairman of the Board of Directors, or to any individual director, at the Company’s corporate headquarters at Mestek, Inc., 260 North Elm Street, Westfield, Massachusetts, 01085. Shareholders wishing to communicate with the director presiding over the executive session of the Company’s non-management directors may direct such communications to the Vice Chairman of the Board, at the address set forth above. All such correspondence will be forwarded to Investor Relations, which will review the correspondence. The Board has delegated to the Investor Relations personnel discretion to review such correspondence, and forward any matters dealing with current, specific business or customer matters to the appropriate senior management in the Company. All other correspondence will be forwarded to the appropriate director designated by the shareholders.

Current Directors And Nominees For Election

Background Information

The following persons constitute the Company’s Board of Directors. Each of them is standing for re-election for one-year terms or until their respective successors have been elected and qualified. No other candidates for election to the Board of Directors have been proposed or nominated.

William J. Coad	Age 74	Director of Mestek since 1986

Mr. Coad is President of Coad Engineering Consulting Enterprises, Inc., St. Louis, Missouri, and was President and Chairman of the Board of The McClure Corporation, St. Louis, Missouri, mechanical and electrical engineering consultants, until 2002, and from 1968 until 1984 he served as its Vice President and Director. He was an affiliate Professor of Mechanical Engineering at Washington University in St. Louis, Missouri until his retirement from that position in January 1989. Mr. Coad is also a director of Mechanical Engineering Data Service, Inc., St. Louis, Missouri, and Exergen Corporation, Natick, Massachusetts. Prior to the 1986 merger of Mestek, Inc. and Reed National Corp. (“Reed”), Mr. Coad had been a Director of Reed since 1985.

Winston R. Hindle, Jr.	Age 75	Director of Mestek since 1994

Mr. Hindle was Senior Vice President of Digital Equipment Corporation, Maynard, Massachusetts, prior to his retirement in July, 1994. In his 32 years with Digital, he managed both corporate functions and business units and was a member of the Company’s Executive Committee. Mr. Hindle graduated from Amherst College and received a Masters in Industrial Management from the Massachusetts Institute of Technology. Mr. Hindle serves on the board of CareCentric, Inc., an investment of the Company. Mr. Hindle is also a director of Keane, Inc. of Boston, Massachusetts.

David W. Hunter	Age 77	Director of Mestek since 1985

Mr. Hunter has been Chairman of Hunter Associates, Inc., an investment-banking firm in Pittsburgh, Pennsylvania since 1992. From 1990 to 1992 he was Chairman Emeritus of Parker/Hunter, Inc., an investment-banking firm in Pittsburgh, Pennsylvania, where he was Chairman from 1978 until 1990. Mr. Hunter is also a Director of Lockhart Companies, Kiene Diesel Accessories, Inc., Justifacts, and Quanterra, Inc. He served as Chairman of the Board of Governors of the National Association of Securities Dealers, Inc. from 1986 to 1987.

David M. Kelly	Age 64	Director of Mestek since 1996

Mr. Kelly is currently the Chairman of the Board and Chief Executive Officer of Matthews International Corporation (NASDAQ:MATW), located in Pittsburgh, Pennsylvania, and also served as President and Chief Operating Officer of Matthews International since 1995. Prior to his employment with Matthews International, Mr. Kelly was employed by Carrier Corporation for 22 years where he held a variety of executive positions, in the United States and in Asia, in marketing, finance, manufacturing and operations. Mr. Kelly received a Bachelor of Science in Physics from Boston College in 1964, a Master of Science degree in Molecular Biophysics from Yale University in 1966, and a Master of Business Administration from Harvard Business School in 1968. Mr. Kelly also serves as a Director of various subsidiaries of Matthews International, Elliott Corporation and the United Way of Allegheny County.

George F. King	Age 67	Director of Mestek since 2002

Mr. King was most recently President and Chief Executive Officer of Jannock Metal Building Materials Group of Jannock, Ltd., a manufacturer of building products, from 1997 to 2001, and was formerly President and Chief Executive Officer of Associated Building Systems, Inc. from 1995 to 1997, and Chairman, President and Chief Executive Officer of Kirby Building Systems, Inc. from 1983 to 1995. Prior to holding these positions, Mr. King held a variety of high managerial positions with several companies in the construction products industry. He was Chairman of the Metal Building Manufacturers Association in 1990 and 1997, and a member of its Executive Committee for a number of years. Mr. King is currently a consultant to the metal building systems fabricating industry and serves on the Board of one of the Company’s subsidiaries. He attended the University of Kentucky and has an MBA.

John E. Reed	Age 90	Director of Mestek since 1986

Mr. J.E. Reed is currently Chairman of the Board and Chief Executive Officer of the Company and had been Chairman, President and Chief Executive Officer since 1989, is a member of the Executive Committee and serves on the Boards of the Company’s subsidiaries. From 1986 until 1989 he was President and Chief Executive Officer, and prior to the 1986 merger of Mestek, Inc. and Reed National Corp., had been President and Chief Executive Officer of Reed since he founded it in 1946. Mr. Reed is also a director of Wainwright Bank & Trust Co., Boston, Massachusetts, and CareCentric, Inc., Atlanta, Georgia. Mr. Reed is the father of Stewart B. Reed, a director of the Company.

Stewart B. Reed	Age 58	Director of Mestek since 1986

Through April 1996, Mr. S.B. Reed was employed as the Executive Vice President of the Company and now serves as a consultant to the Company on acquisitions, labor and employment matters. He is a member of the Executive Committee. Prior to the 1986 merger of Mestek, Inc. and Reed National Corp., Mr. Reed had been Executive Vice President of Reed in charge of corporate development. Mr. Reed had been employed by Reed since 1970. Mr. Reed is a director of CareCentric, Inc., Atlanta, Georgia. Mr. Reed is the son of John E. Reed, Chairman of the Board and Chief Executive Officer of the Company.

Edward J. Trainor	Age 65	Director of Mestek since 2002

Mr. Trainor is currently Chairman of the Board of Standex International Corporation (NYSE: SXI) and was formerly Chairman and Chief Executive Officer of Standex from 2001 to 2002, was President and Chief Executive Officer of Standex from 1995 to 2001, and was President of Standex from 1994 to 1995. Prior to joining Standex, Mr. Trainor held a variety of executive positions with Kodak Corporation in engineering and manufacturing. Mr. Trainor currently serves on the Board of one of the Company’s subsidiaries.

Executive Officers

The executive officers of the Company in addition to Mr. J.E. Reed, whose biography appears in the section entitled “Current Directors and Nominees for Election - Background Information” above, are the following:

R. Bruce Dewey	Age 54	President and Chief Operating Officer since 2001

Mr. Dewey was named President and Chief Operating Officer in September 2001 and was Senior Vice President from 1994 to 2001 and Secretary from 1992 to 2001. Mr. Dewey was General Counsel prior to 1999 and Vice President-Administration prior to 1994. Prior to joining Mestek in 1990, Mr. Dewey was an attorney in private practice in Seattle, Washington most recently with Cairncross, Ragen & Hempelmann from 1987 to 1990. Prior to the merger of Mestek, Inc. and Reed National Corp., Mr. Dewey had been Assistant to the President of Reed from 1979 to 1983 and had been affiliated with the Cooper-Weymouth, Peterson division of Reed from 1975 to 1979.

William S. Rafferty	Age 54	Executive Vice President since 2001

Mr. Rafferty was Senior Vice President-HVAC Products from 1999 to September 2001, Senior Vice President of Sales and Marketing from 1991 to 1999, and Vice President of Marketing prior to 1991. Prior to joining Mestek in 1990, Mr. Rafferty was Senior Vice President of Sales and Marketing of Taco, Inc., from 1984 to 1990, and held a number of sales and marketing management positions with The Trane Company from 1974 to 1984.

Stephen M. Shea	Age 49	Senior Vice President-Finance since 1994 and Chief Financial Officer since 1990

Mr. Shea was Vice President-Finance prior to 1994. Mr. Shea was Controller of the Company from 1987 to 1990 and was Manager of Corporate Planning from 1986 to 1987, holding the same position at Reed National Corp. from 1985 to 1986. Prior to joining Reed in 1985, Mr. Shea was a Certified Public Accountant with the Hartford, Connecticut accounting firm of Spitz, Sullivan, Wachtel & Falcetta from 1979 to 1985.

J. Nicholas Filler	Age 54	Senior Vice President-Corporate and Legal Affairs since 2002 and Secretary since 2003

Mr. Filler was named Vice President-Corporate and Legal Affairs in 2002. Prior to joining the Company Mr. Filler held various positions including General Counsel, Vice President, Divisional President and Chief Financial Officer of Channing Bete Company, Inc., South Deerfield, Massachusetts from 1999-2002. Prior to that Mr. Filler was General Counsel to Pinsly Railroad Company in 1998-1999. Mr. Filler practiced law from 1975 to 1998, most recently as a partner at Bulkley, Richardson and Gelinas, LLP from 1985 to 1998.

BOARD COMMITTEES

The Board of Directors has four (4) standing committees: Nominating/Governance, Audit, Executive and Compensation.

Nominating/Governance Committee

The Board of Directors has established the Nominating/Governance Committee pursuant to the Company’s By-Laws and the Listing Standards of the New York Stock Exchange. The Nominating/Governance Committee’s responsibilities are as set forth in its Charter, attached to this Amendment No. 2 as Exhibit 99.3 and include (a) evaluating and recommending nominees for election as directors to the Board of Directors, (b) recommending to the Board of Directors criteria for membership on the Board, (c) proposing nominees to fill vacancies on the Board of Directors as they occur, and (d) recommending principles of corporate governance pursuant to which the Board and its committees perform their respective duties. The Committee consulted with each other and management as necessary to discharge its duties during the last twelve months. The current members of the Committee are Messrs. Coad (Chairman), King and Hunter, each of whom have been determined to be independent Directors in accordance with the Company’s Corporate Governance Guidelines and the requirements of the New York Stock Exchange Listing Standards. In selecting candidates for election to the Board of Directors at future annual meetings of shareholders, the Committee will consider prospective candidates whose names have been submitted by shareholders. Such submissions should be in writing and directed to the Secretary of the Company at 260 North Elm Street, Westfield, Massachusetts 01085.

Audit Committee

The Board of Directors has established and maintains an Audit Committee comprised of three of the Company’s outside directors. No member of the Audit Committee serves on the Audit Committee of more than three public companies.

The Audit Committee’s responsibilities are as set forth in its Charter, attached to this Amendment No. 2 as Exhibit 99.4 including, primarily, assisting the Board of Directors in its oversight of the accounting and financial controls of the Company, and the Company’s compliance with legal and regulatory requirements. The Audit Committee selects the independent auditors, reviews the scope of the audit and the results of the audit, approves permitted non-audit services (such as tax services), reviews the organization and scope of the Company’s Internal Audit Staff and its Financial and Disclosure Controls Procedures. The Audit Committee also oversees management’s efforts to establish and maintain a process for handling complaints or concerns relating to accounting or financial matters, as well as compliance issues generally.

The Audit Committee acts pursuant to the Company’s By-Laws and the Audit Committee Charter. The Audit Committee Charter is reviewed annually by the Audit Committee to determine the charter’s adequacy to respond to the issues raised in the course of the Audit Committee’s activities. The Audit Committee has acted under its charter. The Committee held five meetings, at which all members attended in person or by telephone, and consulted with each other and management as necessary to discharge its duties throughout 2005. Please see the report of the Audit Committee set forth in this Amendment No. 2. The current members of the Audit Committee are Messrs. Kelly (Chairman), Hindle and King. The Board of Directors has determined that Mr. Kelly is an “Audit Committee Financial Expert” and that all three members of the Audit Committee are independent Directors in accordance with the Company’s Corporate Governance Guidelines and the requirements of the New York Stock Exchange Listing Standards. The Board of Directors has also determined that each of the Audit Committee members are “financially literate” as required by the Listing Standards of the New York Stock Exchange.

Executive Committee

To the extent permitted by the laws of the Commonwealth of Pennsylvania, the Executive Committee has and may exercise all the powers and authorities of the Board of Directors as follows: (a) to take action on behalf of the Board of Directors during intervals between regularly scheduled meetings of the Board of Directors if it is impracticable to delay action on a matter until the next regularly scheduled meeting of the Board of Directors, and (b) to take action on all matters of the Company that have been delegated for action by the Board of Directors. The Executive Committee meets from time to time, irregularly, and consults with each other and management as necessary to discharge its duties. The current members of the Committee are Messrs. J.E. Reed (Chairman), Hindle and S.B. Reed.

Compensation Committee

The Compensation Committee’s responsibilities are as set forth in its Charter, attached to this Amendment No. 2 as Exhibit 99.5, and include reviewing the salary of the Chief Executive Officer and the executive officers of the Company and recommending to the Board of Directors the amount of salary to be paid, the bonus formulae and other compensation for the Chief Executive Officer and the executive officers of the Company. Please see the report of the Compensation Committee set forth in this Amendment No. 2. The Committee met in December 2004, all members in attendance, to consider and recommend compensation matters to the Board of Directors with respect to the fiscal year ending December 31, 2005 and in December 2005, all members attending, to consider and recommend compensation matters to the Board with respect to the fiscal year ending December 31, 2006. The current members of the Committee are Messrs. Hunter (Chairman), Coad and Trainor, each of whom have been determined to be independent Directors in accordance with the Company’s Corporate Governance Guidelines and the requirements of the New York Stock Exchange Listing Standards.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires directors and certain officers of the Company, as well as persons who own more than ten percent (10%) of a registered class of the company’s equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. To the Company’s knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2005, all applicable Section 16(a) filing requirements were satisfied.

Item 11 - EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE AND REPORT ON EXECUTIVE COMPENSATION

This report of the Compensation Committee of the Board of Directors of the Company, and the attached Charter of the Compensation Committee, shall not be deemed to be “soliciting material” or subject to Regulations 14A or 14C of the Securities and Exchange Commission or to the liabilities of Section 18 of the Securities and Exchange Act of 1934 (the “Exchange Act”) and shall not be deemed incorporated by reference by any general statement incorporating by reference this Amendment No. 2 into any filing under the Securities Act of 1933 or under the Exchange Act, notwithstanding any general incorporation by reference of this Amendment No. 2 into any other document, and shall not otherwise be deemed filed under such Acts. No members of the Compensation Committee are officers or employees of the Company or any of its subsidiaries. The Compensation Committee furnished the following report on Executive Compensation as required under the revised proxy rules on executive compensation adopted by the Securities and Exchange Commission. A copy of the Compensation Committee’s Charter is attached to this Amendment No. 2 as Exhibit 99.5 and may also be found at the Company’s website at www.mestek.com. The Company will provide any person, without charge, upon filing a written request to the Secretary of the Company at its general offices, with a copy of the Company’s Compensation Committee’s Charter.

Members of the Compensation Committee are: David W. Hunter, Chairman, Edward J. Trainor and William J. Coad.

REPORT

The Compensation Committee of the Board of Directors (the “Committee”), which consists entirely of independent, non-employee Directors, has the responsibility for fixing the elements of a comprehensive compensation program for the Chief Executive Officer and the executive officers of the Company to provide rewards and create incentives for their performance in maintaining and improving the profitability of the Company and enhancing long-term shareholder value; for reviewing the levels of compensation to be paid or granted to the Chief Executive Officer and the executive officers of the Company; and for recommending to the full Board of Directors the levels of such compensation to be paid or awarded.

The Compensation Committee is fully committed to the proposition that the compensation to be paid to the Chief Executive Officer and the executive officers of the Company should be fashioned in a manner so as to encourage initiatives by such officers which will promote the long-term growth and enhancement of the intrinsic value of the Company, with a view that the growth of the Company’s intrinsic value will ultimately translate into the growth and enhancement of the interests of the shareholders in the Company. This compensation program is further intended to provide incentives to the executive officers based on compensation which is linked in part to the financial results of the Company. The Compensation Committee is also mindful of the need to attract and retain individuals possessing the vision and leadership skills necessary to continue the Company’s growth into the future. With these propositions in mind, the Compensation Committee has based the compensation of the Company’s executive officers upon three pillars: base salary, performance-related bonuses based on the actual financial results of the Company measured against its pre-established business plans, and long-term incentives, including stock options, a supplemental retirement program and contractual change-in-control arrangements.

Base salary. The Compensation Committee annually reviews the annual base salary of the Chief Executive Officer and the recommendations of the Chief Executive Officer of the annual base salary of the Company’s other executive officers. The factors upon which the Compensation Committee determines the base salary of the Chief Executive Officer and the Company’s other executive officers include the performance in the preceding year in meeting pre-established business plan goals, the extent to which each of the executive officers addressed changing circumstances affecting business plan goals as they arose during the year, and the results of actions taken in response to such circumstances, the level of responsibility within the Company, comparison of such compensation to that paid to executive officers in other companies of similar size and organization, and the contributions of the Chief Executive Officer and each of the Company’s executive officers which will enhance the long range prospects of the Company, but the effects of which may not be immediately apparent. In 2005, the annual base salary of the Chief Executive Officer was $312,000.

Annual Bonus Plan. The bonus policies under which the Compensation Committee makes its recommendations to the full Board of Directors regarding performance-based cash bonuses are the Executive Officer Bonus Policy and the Key Employee Bonus Policy. An executive officer participates in only one bonus program.

The Compensation Committee annually determines the eligible executive officers of the Company for participation in the Executive Officer Bonus Policy. The Compensation Committee also establishes the targets by which the Company’s financial performance will be measured for purposes of the Executive Officer Bonus Policy, utilizing a specified rate of return on the Company’s net investment in its businesses, and adopts any special bonuses or bonus programs for the executive officers. There are two separate tiers in the Executive Officer Bonus Policy for each executive officer participating therein, based on the operating profits of the Company. The first $5,000,000 of operating profits constitute the first tier, and amounts in excess of $5,000,000 of operating profits constitute the second tier. Each participating executive officer is assigned a percentage by the Compensation Committee in both the first and second tier based on their respective levels of performance and responsibility. The percentage of each participating executive officer is applied to the amounts by which the Company’s operating profits exceed the specified targets of return on tangible net worth plus borrowed capital as of January 1st of the then current fiscal year, after deduction for all other bonuses and goodwill which are eliminated from net worth for this purpose. The percentages assigned to the Chief Executive Officer are determined by an employment contract with the Company that is reviewed annually by the Committee for amendment and renewal. The Compensation Committee, based on the recommendations of the Chief Executive Officer, also selects executive officers eligible to participate in the Key Employee Bonus Policy, and establishes their respective participation percentage, as well as the targets for the specified return on tangible net assets employed. The percentage assigned by the Compensation Committee to each of the participating executive officers is made by reference to his or her level of performance, responsibility and contribution to the profitability of the various business units in which the executive officer is involved. The performance-based bonus earned by the executive officers in the Key Employee Bonus Policy is based on their respective participation percentage in the operating profits of the Company’s individual business units in excess of a specified return on tangible net assets employed in such business unit. The specified return targets for the Key Employee Bonus Policy for 2005 vary by business unit, but were generally a twenty percent (20%) return.

As demonstrated in the Summary Compensation Table, the performance-based cash bonuses paid to the Company’s executive officers in 2005 are a significant portion of their respective total compensation and thus the Compensation Committee’s objective of providing incentives to the Company’s executive officers, based in part on the financial results of the Company, has been achieved.

Other Compensation. The Compensation Committee also relies on several other compensation methods to attract and retain executive talent critical to the Company’s operations by granting the opportunity to acquire a proprietary interest in the Company to selected senior executives under the Mestek 1996 Stock Option Plan; by providing a supplemental retirement plan which provides a fixed retirement benefit payable for the life of the participant after he or she reaches age 65, with payments to any surviving spouse or dependent at 50% of the amounts payable during the life of the participant and through a long-term disability benefit; and by providing individual policies for long-term disability insurance under which each of the executive officers may receive a benefit of $3,000 or $2,500 or $2,000 per month (depending upon eligibility) until age 65 in the event of a disability, subject to certain conditions including continued employment with the Company; and contractual arrangements between the Company and certain executive officers which provide for compensation payable to such executive officers in the event of a change in control of the Company.

Stock Options granted under the Mestek Inc. 1996 Stock Option Plan, (which has previously been approved by the shareholders) provide incentives to the senior executives receiving such options in increasing stock price appreciation of the Company’s common stock and thereby closely aligning their interests with the long-term interests of the shareholders, and also serves to retain senior executives by vesting in them a proprietary interest in the Company. Option exercise prices are set at 100% of the fair market value of the Company’s common stock on the date of the grant. The options vest in 20% increments annually after one year from the date of the grant, and expire in ten years. The number of shares in each particular stock option is at the discretion of the Compensation Committee and upon the recommendation of the Chief Executive Officer. However, the total aggregate amount of stock options granted under the Mestek, Inc. 1996 Stock Option Plan is limited to 500,000 shares. Options to acquire 90,000 shares under the Plan were granted in 1996. Options to acquire 70,000 shares under the Plan were granted to senior executives in 1999 and options to acquire an additional 15,000 shares were granted to other officers in 1999; however, 15,000 shares of such grants have been forfeited. Options to acquire 25,000 shares under the Plan were granted to a senior executive by the Company in 2001. All options granted have now been exercised by the grantees and no options are currently outstanding.

After considering all of the factors and making recommendations upon the annual base compensation and bonus formulae and percentage participations for the Chief Executive Officer and each of the other executive officers of the Company, the Compensation Committee presents this report to the full membership of the Board of Directors at its December meeting each year. The recommendations of the Compensation Committee for each of 2003, 2004 and 2005 were presented, discussed and voted upon, and approved in an Executive Session of the Board of Directors of the Company, Mr. J.E. Reed abstaining.

In addition, each year the entire Board of Directors, based upon the recommendation of the Compensation Committee, considers the percentage participation of all employees (including the Chief Executive Officer and the other executive officers of the Company) in the Company’s Profit Sharing Plan. For the fiscal year ended December 31, 2005, the Compensation Committee recommended and the Board of Directors voted a Company contribution of three percent (3%) of annual base salary for all eligible employees up to the OASDI maximum of $90,000 and a Company contribution of six percent (6%) of annual base salary for all eligible employees for amounts in excess of the OASDI maximum of $90,000 (as limited in accordance with the Employee Retirement Income Security Act).

DAVID W. HUNTER, Chairman, EDWARD J. TRAINOR, WILLIAM J. COAD, Members.

SUMMARY COMPENSATION TABLE

Under the revised proxy rules on executive compensation adopted by the Securities and Exchange Commission, all suggested columns and headings relating to forms of compensation not offered by the Company have been omitted for presentation in the Summary Compensation Table below.

		ANNUAL COMPENSATION ($)			LONG-TERM COMPENSATION
Name and Principal Position	Fiscal Year	Salary	Bonus (1)	Other (2)	Securities Underlying Options Granted (Shares) (3)	All Other Compensation (4) ($)
John E. Reed, Chairman of the Board and Chief Executive Officer (5)	2005	312,000	330,000	0	0	10,925
	2004	310,500	260,000	0	0	14,841
	2003	297,577	220,000	0	0	9,453
R. Bruce Dewey, President and Chief Operating Officer	2005	260,000	73,200	0	0	26,359
	2004	258,700	80,000	0	50,000	43,519
	2003	236,150	80,000	0	0	25,520
William S. Rafferty, Executive Vice President	2005	222,300	78,550	0	0	26,713
	2004	223,800	53,115	0	25,000	25,952
	2003	207,700	108,315	0	0	25,925
Stephen M. Shea, Senior Vice President-Finance	2005	175,760	60,000	0	0	21,648
	2004	175,250	60,000	0	15,000	39,014
	2003	162,885	60,000	0	0	20,460
J. Nicholas Filler, Senior Vice President	2005	190,670	35,000	0	0	24,605
	2004	191,955	35,000	0	0	41,842
	2003	179,385	35,000	0	0	22,836

NOTES TO SUMMARY COMPENSATION TABLE

(1) Certain executive officers whose corporate responsibilities are applicable to all segments of the Company’s business historically have been paid, and in some cases are contractually entitled to be paid, bonuses based on the company-wide profits during each fiscal year (the “Executive Officer Bonus Policy”). Under the Executive Officer Bonus Policy, the bonus for an eligible executive officer is equal to the sum of percentages (which may be different for each participant) of the Company’s operating profits in excess of a specified return on the Company’s tangible net worth plus borrowed capital as of January 1 of the fiscal year and after deduction for all other bonuses, on the first $5,000,000 of operating profits for the first tier and in excess of $5,000,000 of operating profits for the second tier. Mr. J.E. Reed is contractually entitled to participate in the Executive Officer Bonus Policy. In 2005, Mr. J.E. Reed was entitled to receive ten percent (10%) under the first tier bonus and five percent (5%) under the second tier bonus. Mr. Dewey was eligible to participate in the Executive Officer Bonus Policy and was awarded a bonus at his tier level. The Compensation Committee chose to recommend to the Board of Directors and to the Chief Executive Officer the award of discretionary bonuses for 2005 for Mr. J.N. Filler and Mr. S.M. Shea. Other officers of Mestek, other than those participating under the Executive Officer Bonus Policy in a given year, and certain other key employees involved in the Company’s operations, historically have been paid annual bonuses based on the profitability of the individual business units (termed “profit centers” by the Company) to which such persons are assigned and for which they have specific responsibility (the “Key Employee Bonus Policy”). Under the Key Employee Bonus Policy, the bonus for an eligible executive officer is equal to a percentage (which may be different for each participant) of the amount by which the operating profits of each profit center to which an officer or employee may be assigned in each fiscal year exceed a specified return on the average tangible net assets employed by such profit center. Mr. Rafferty was awarded a bonus under the Key Employee Bonus Policy for 2005.

(2) In accordance with the revised proxy rules on executive officer compensation adopted by the Securities and Exchange Commission, amounts of Other Annual Compensation for 2003, 2004, and 2005 which would include the incremental costs to the Company of perquisites and personal benefits paid to any executive officer, are excluded because they are less than $50,000 or less than 10% of the total annual salary and bonus compensation for each of the individuals named in the Summary Compensation Table. Such perquisites may include, among others, the compensation attributable to the personal use of a Company automobile and compensation attributable to personal use of club memberships primarily used for business purposes.

(3) In 1996, the Board of Directors recommended, and the shareholders approved, the Mestek, Inc. 1996 Stock Option Plan which provides for the award of up to 500,000 shares of the Company’s Common Stock to eligible officers and employees at the discretion of the Board of Directors. Pursuant to the Plan, several key employees of the Company were awarded stock options under the Plan. Among the executive officers of the Company, Messrs. S.M. Shea, W.S. Rafferty and R.B. Dewey received awards of stock options for 25,000 shares each in 1996. In January 1999, the Board granted stock options for 25,000 shares to each of Messrs. Rafferty and Dewey and for 15,000 shares to Mr. Shea. In December 2001, the Board granted stock options for 25,000 shares to Mr. Dewey. After the first year of the awards, the stock options vested over a five-year period in equal increments of 20% of the total stock option amount and expire after ten years. As of December 31, 2005, all stock options have been exercised. All stock options were exercisable at the applicable option price which was equal to the price of the Common Stock as of the grant date, which for the awards in 1996 was $13.75 per share, for the awards in 1999 was $17.85 per share based upon a re-pricing of the stock options authorized by the Compensation Committee, and for the award in 2001 is $17.85 per share based upon a re-pricing of the stock options authorized by the Compensation Committee.

(4) In accordance with the revised proxy rules on executive officer compensation adopted by the Securities and Exchange Commission, amounts of All Other Compensation for 2003, 2004, and 2005 include: the cost of premiums for life insurance and AD&D having a benefit in excess of $50,000 under which the Company is not a beneficiary; the costs to the Company of the contributions by the Company to each executive officer under the Company’s 401(k) Plan (whereby the Company matches each $1.00 of employee contribution with $0.25 up to the first 6% of salary and bonus); the Company’s contributions on behalf of each executive officer to the Mestek, Inc. Profit Sharing Plan, whereby the Company contributes three percent (3%) of annual base salary up to the OASDI maximum of $90,000 (in 2005) and six percent (6%) of annual base salary for amounts of compensation in excess of the OASDI maximum of $87,900 for 2004 (as limited in accordance with the Employee Retirement Income Security Act); and the value of the benefits provided by the Supplemental Executive Retirement Plan whereby eligible participants, if they have not forfeited their rights by failing to continue employment with the Company until attaining age 65 (subject to certain change of control provisions), receive (i) a retirement benefit of $2,000 to $3,000 (depending upon eligibility) per month for life after retirement from the Company, (ii) a “monthly survivor annuity”

benefit upon death equal to half the amount payable under the retirement benefit or (iii) a disability benefit equal to the retirement benefit. In 2005 certain executive officers exercised stock options and acquired shares of Company common stock with values on the dates of exercise in excess of the respective exercise prices (“value realized”). In accordance with Regulation S-K, Section 402 (b)(2)(v) and the Instructions to Item 402 (b)(2)(v) amounts received on the exercise of options are not reported as “All Other Compensation”. The value realized is reported in the Table below entitled “Aggregate Options Exercised Fiscal 2005 and Value of Options at End of Fiscal 2005” in the Section entitled “Option Exercises and Fiscal Year-end Values”.

(5) Mr. J.E. Reed is employed under an agreement with the Company which is automatically extended for one-year periods unless either party gives the other sixty (60) days’ notice of termination. The contract specifies a certain base salary to be reviewed annually by the Board of Directors of the Company. The base salary under this contract for 2005 was $312,000. The contract provides for continuation of salary for six (6) months in the case of death and for twelve (12) months, with the contractual bonus, described above, in the case of incapacitation. The contract provides for Mr. J.E. Reed to be furnished with the use of a Company automobile and to be reimbursed for legitimate business expenses.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

The following table sets forth information with respect to the executive officers concerning the exercise of options during the last fiscal year and the unexercised options held as of the end of the last fiscal year.

Aggregate Options Exercised Fiscal 2005 and Value of Options at End of Fiscal 2005

Name	Shares Acquired on Exercise	Value Realized (1)	Number of Securities Underlying Options at Year End 2005		Value of Unexercised in-the-Money Options at Year End 2005
			Exercisable	Unexercisable	Exercisable	Unexercisable

John E. Reed	0	0	0	0	$0	$0
R. Bruce Dewey	75,000	730,950	0	0	$0	$0
William S. Rafferty	50,000	535,000	0	0	$0	$0
Stephen M. Shea	40,000	428,500	0	0	$0	$0
J. Nicholas Filler	0	0	0	0	$0	$0

(1) The value realized upon exercise is (i) the fair market value of the Company’s common stock on the date of exercise, less the option exercise price per share, multiplied by (ii) the number of share underlying the options exercises. Compensation income related to the grant of options was disclosed for the fiscal year of such grant in prior proxy statements. Compensation Income related to the exercise of stock options, if any, is reported in this Amendment No. 2 in the Summary Compensation Table.

The report of the Compensation Committee of the Board of Directors of the Company shall not be deemed filed under the Securities Exchange Act of 1934.

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Under the proxy rules of the Securities and Exchange Commission, a person who directly or indirectly has or shares voting power and/or investment power with respect to a security is considered a beneficial owner of the security. Shares as to which voting power and/or investment power may be acquired within 60 days are also considered as beneficially owned under these proxy rules. The information set forth in this Amendment No. 2 concerning beneficial ownership of shares of the common stock of the Company has been received from or on behalf of the persons named. The only persons known by the Company to be the beneficial owners of more than five percent (5%) of the common stock of the Company as of April 26, 2006 are John E. Reed and Stewart B. Reed, both of whom are directors of the Company. The address of each of Messrs. J.E. Reed and S.B. Reed is 260 North Elm Street, Westfield, Massachusetts 01085. The amount and nature of their beneficial ownership is included in the table below.

SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

The directors of the Company and the executive officers and directors as a group beneficially owned shares of the Company’s outstanding Common Stock as follows on March 30, 2005 (including the rights to acquire beneficial ownership of shares upon the exercise of stock options exercisable within 60 days):

Name and beneficial owner	Amount and nature of beneficial ownership	Percent of Class

Directors:
William J. Coad	3,200	*
Winston R. Hindle, Jr.	9,000	*
David W. Hunter	13,300 (1)	*
David M. Kelly	5,000	*
George F. King	3,000	*
John E. Reed	3,297,893 (2)	37.81%
Stewart B. Reed	2,195,387 (3)	25.17%
Edward J. Trainor	500	*

Executive Officers:
R. Bruce Dewey	40,169	*
William S. Rafferty	34,160	*
Stephen M. Shea	43,000	*
J. Nicholas Filler	1,200	*
All executive officers and directors as a group (12 persons)	5,645,809	64.66%
*less than 1%

(1)              Excludes 9,500 shares of common stock held by his spouse to which he disclaims ownership.

(2)

Excludes 13,307 shares of common stock held by his wife and 13,307 shares of common stock held by a family trust for which he is not trustee, to which he disclaims ownership. Excludes 1,712,691 shares of common stock held by John E. Reed as trustee for various family trusts, but for which he disclaims beneficial ownership. 1,325,833 of such shares of common stock are, however, included in the shares listed as beneficially owned by Stewart B. Reed per note (3) below. Includes 524,994 shares of common stock owned by Sterling Realty Trust, a Massachusetts trust of which John E. Reed is the trustee and of which he and a family trust are the beneficiaries.

(3)	Includes 1,325,833 shares of common stock owned by the Stewart B. Reed Trust, of which Stewart B. Reed is the beneficiary and John E. Reed is the trustee.

There are no arrangements known to the Company the operation of which may at a subsequent date result in a change in control of the Company.

Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

WESTFIELD, MASSACHUSETTS. Mestek leases several parcels of property and office space in Westfield, Massachusetts from Sterling Realty Trust, as described below. Mestek’s corporate headquarters and commercial products manufacturing facilities are leased under two leases corresponding to the two major buildings on the north side of Notre Dame Street, one at a net annual rental of $282,000, which expires on December 31, 2010, and the other at a net annual rental of $82,500, which expires on June 30, 2008. Both leases are payable monthly. Mestek leases its South Complex, including its advertising facility, the Reed Institute training facility and the baseboard manufacturing facility pursuant to a lease which expires December 31, 2008, at a net annual rental of $256,800, payable monthly. Mestek also leases office space for its gas products group and for its controls and software group under three leases in an office building on North Elm Street; one lease which was renewed on July 1, 2005 at an annual rental of $80,720; the second lease, which renewed on October 1, 2005 at an annual rental of $26,387; and the third lease commenced on May 1, 2004 at an annual rental rate of $198,768. Sterling Realty Trust is a Massachusetts business trust of which John E. Reed, a director of the Company, is the sole trustee and of which Mr. Reed and a Reed family trust are the sole beneficiaries.

FARMVILLE, NORTH CAROLINA. Mestek leases its Farmville, North Carolina production facility from Rudbeek Realty Corp. (“Rudbeek”) pursuant to an amended lease which expires on December 31, 2010, for an annual minimum net base rental of $435,600, payable monthly. Rudbeek is owned by James A. Burk (Vice President of the Company) and certain other members of the Burk family, and a family trust for which John E. Reed, a director of the Company, serves as trustee and of which Stewart B. Reed (Mr. Reed’s son and a director of the Company) is a beneficiary.

SOUTH WINDSOR, CONNECTICUT. Mestek leases its South Windsor, Connecticut facility from MacKeeber Associates Limited Partnership (“MacKeeber”), a Connecticut limited partnership, pursuant to an amended lease for a net annual base rental of $324,600, payable monthly. Such lease expires on August 31, 2006. MacKeeber is owned by John E. Reed and Stewart B. Reed, directors of the Company, and by the estate of E. H. Burk and David R. Macdonald, former directors of the Company, as limited partners and John E. Reed as sole general partner.

CARECENTRIC, INC. As of December 31, 2005, the Company has certain investments in CareCentric, Inc., a Delaware corporation (“CareCentric”). These investments consist of (a) membership interest in DRF Group LLC, an investment limited liability company which in turn owns a 91.24% interest in the common stock of CareCentric (thus the Company’s interest in DRF Group LLC equates to a 35.31% interest indirectly in CareCentric) and a five year secured credit facility in the amount of $1,000,000, maturing on June 30, 2007, subordinated to credit facilities provided to CareCentric by Wainwright Bank & Trust. In addition, the payment of a $10.0 million credit facility of CareCentric with Wainwright Bank & Trust Company is partially guaranteed by the Company (38.70% limited guaranty). The balance outstanding under the Wainwright credit facility was approximately $500,000 at December 31, 2005 and $4,571,000 as of March 31, 2006. John E. Reed, a director of the Company, is a director of Wainwright Bank & Trust Company. Mr. Reed through his direct ownership of Mestek common stock, and as trustee under various family trusts, has the potential to control a majority of the vote on matters to be acted upon by the Mestek shareholders. As a consequence of John E. Reed’s direct and indirect ownership of the CareCentric common stock, Mr. Reed has significant control over the total voting power on matters to be acted upon by shareholders of CareCentric. Mr. Reed is also Chairman of the Board of Directors of CareCentric, and Messrs. Hindle and S.B. Reed, directors of the Company, are members of the CareCentric Board of Directors. CareCentric, which was formerly a publicly-traded company, listed on NASDAQ, was taken private in September, 2003 by means of a cash-out merger, resulting in there being fewer than 300 remaining shareholders, enabling CareCentric to discontinue its public reporting status under the Securities Exchange Act of 1934.

OTHER CONSIDERATIONS AND RELATIONSHIPS. Mestek, Inc. retained Hunter Associates, Inc. in the past to provide brokerage services to the Company in acquiring shares of the common stock of the Company for the Treasury and proposes to retain that firm during 2006 should the need arise. David W. Hunter, a director of the Company, is Chairman of Hunter Associates, Inc. Compensation paid to Hunter Associates did not exceed $60,000.

Item 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

PRINCIPAL ACCOUNTING FIRM AND FEES

The following table sets forth the aggregate amounts invoiced to the Company for the fiscal year ended December 31, 2005 by the Company’s principal accounting firm, Vitale, Caturano & Company, Ltd.: and to the Company's previous Auditor, Grant Thornton LLP (for work relating to fiscal year 2003 when Grant Thornton was the auditing firm)

	2005	2004
Audit Fees:	$304,939	$240,000
Audit-Related Fees:	$ 75,831	$ 30,000
Tax Fees:	$ 16,000	$ 24,500
All Other Fees:	$ 0	$ 21,500
Total:	$306,770	$516,000

“Audit Fees” are fees the Company paid Vitale, Caturano & Company, Ltd. for professional services for the audit of the Company’s financial statements included in Form 10-K and review of financial statements included in Forms 10-Q, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements. “Audit-Related Fees” are fees billed by Vitale Caturano & Company, Ltd. and Grant Thornton, LLP for assurance and related services, reasonably related to the performance of the audit or review of the financial statements. “Tax Fees” are fees for tax compliance, tax advice and tax planning. “All Other Fees” are fees billed by Vitale, Caturano & Company, Ltd. not included in the other three categories such as fees for auditing the Company’s 401(k) and retirement profit sharing plan and other benefi t pl ans.

The Audit Committee has adopted procedures requiring Committee review and approval in advance of all particular engagements for services provided by the Company’s independent auditors. All of the engagements and fees for 2005 were approved by the entire Committee in advance. The Committee reviews with the auditors whether any non-audit services to be performed are compatible with maintaining the auditors’ independence.

PART IV

Item 15 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Form 10-K:

1.	Exhibits. See Index to Exhibits.

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

(C)

10.8	Schedule of Directors/Officers with Indemnification Agreement

10.9	Lease Agreement dated July 1, 1998 between Mestek (lessee) and Sterling Realty Trust (lessor); 161 Notre Dame	(I)

10.10	1996 Mestek, Inc. Stock Option Plan.	(E)

10.11	Credit Agreement between Mestek, Inc. and Bank of America, N.A. as Administrative Agent for each lender under the Credit Agreement	(L)

10.12	Form of Supplemental Executive Retirement Agreements entered into between Mestek, Inc. and certain of its officers.	(G)

10.13	Schedule of Officers with Supplemental Executive Retirement Agreements	(K)

10.14	Form of Change of Control Agreement	(K)

10.15	Schedule of Officers with Change of Control Agreement	(K)

10.16	Lease dated July 1, 1999 between Mestek (Lessee) and Sterling Realty Trust (Lessor) for 1st floor - Torrington Building.	(J)

10.17	Lease dated May 1, 2004 between Mestek (Lessee) and Sterling Realty Trust (Lessor) for 2nd, 3rd & 4th Floors - Torrington Building.	(M)

10.19	Lease dated October 1, 2000 between Mestek (Lessee) and Sterling Realty (Lessor); 1st Floor Torrington Building	(B)

11.1	Schedule of Computation of Earnings per Common Share.	(N)

14.1	Code of Business Ethics

21.1	List of Subsidiaries of Mestek, Inc.	(N)

23.1	Consent of Vitale, Caturano & Company Ltd	(N)

23.2	Consent of Grant Thornton LLP	(O)

31.1	CEO Certification

31.2	CFO Certification

32.1	906 CEO & CFO Certification

99.1	Corporate Governing Guidelines

99.2	New York Stock Exchange Certification of Chief Executive Officer

99.3	Nominating/Governance Committee Charter

99.4	Audit Committee Charter

99.5	Compensation Committee Charter

Reference Key

(A)	Filed as an Exhibit to the Registration Statement 33-7101,effective July 31, 1986

(B)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2000

(C)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 1987

(D)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 1993

(E)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(F)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 1996.

(G)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 31, 1997.

(H)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 1997.

(I)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(J)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999.

(K)	Filed as an Exhibit to the Annual Report On Form 10-K for the year ended December 31, 2003.

(L)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(M)	Filed as an Exhibit to the Annual Report On Form 10-K for the year ended December 31, 2004.

(N)	Filed as an Exhibit to the Annual Report On Form 10-K for the year ended December 31, 2005

(O)	Filed as an Exhibit to the Annual Report On Form 10-K/A Amendment 1 for the year ended December 31, 2005 filed on April 10, 2006

Each management contract or compensatory plan or arrangement to be filed as an exhibit to this report pursuant to item 15 is listed in Exhibit numbers 10.1, 10.10 and 10.13.

INDEX TO EXHIBITS TO AMENDMENT NO. 2

EXHIBIT	DESCRIPTION

14.1	CODE OF BUSINESS CONDUCT
31.1	CEO Certification
31.2	CFO Certification
32.1	906 CEO & CFO Certification
99.1	GOVERNANCE GUIDELINES
99.3	AUDIT COMMITTEE CHARTER
99.4	NOMINATING/GOVERANCE COMMITTEE CHARTER
99.5	COMPENSATION COMMITTEE CHARTER

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESTEK, INC.
(Registrant)

Date: May 1, 2006	By: /s/ Stephen M. Shea_______________________
Stephen M. Shea
Senior Vice President – Finance
and CFO (Chief Financial Officer)