Form 10-Q
period 2006-03-31
MESTEK INC
filed 2006-05-15
CIK 65195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

xx QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2006

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

413-568-9571

Registrant's telephone number, including area code

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                              Yes xx No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer Non-accelerated filer XX

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b02 of the Exchange Act).                                                                                                                   Yes No xx

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.                                                                      Yes No

The number of shares of the registrant’s common stock issued and outstanding as of May 10, 2006 was 8,732,125.

MESTEK, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE-MONTHS ENDED MARCH 31, 2006

INDEX

PART I - FINANCIAL INFORMATION	Page No.

Item 1 – Financial Statements

Condensed Consolidated Balance Sheets at March 31, 2006 (unaudited) and December 31, 2005	3-4

Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005 (unaudited)	6

Notes to the Condensed Consolidated Financial Statements	7-20

Item 2- Management's Discussion and Analysis of Financial Condition and Results of Operations	21-32

Item 3 – Quantitative and Qualitative Information About Market Risks	33

Item 4 – Controls and Procedures	33

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	34

Item 6. Exhibits and Reports on Form 8-K	34

SIGNATURE	35

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

MESTEK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	Dec. 31,
	2006	2005
	(Unaudited)
	(dollars in thousands)
ASSETS
Current Assets
Cash and Cash Equivalents	$1,632	$2,115
Accounts Receivable - less allowances of,
$3,530 and $2,978 respectively	52,905	57,361
Inventories	66,959	65,065
Deferred Tax Asset	7,046	6,935
Other Current Assets	8,218	7,430

Total Current Assets	136,760	138,906

Property and Equipment – net	51,603	51,215
Property Held for Sale	2,897	1,698
Deferred Tax Asset	11,358	11,431
Other Assets and Deferred Charges – net	5,001	5,399
Goodwill	19,968	19,924

Total Assets	$227,587	$228,573

See the Notes to Condensed Consolidated Financial Statements.

Continued on next page

MESTEK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

	March 31,	Dec. 31,
	2006	2005
	(Unaudited)
	(dollars in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short Term Notes Payable	$25,000	$22,000
Current Portion of Long-Term Debt	710	704
Accounts Payable	21,081	21,045
Accrued Expenses	11,504	14,070
Reserve for Equity Investment Losses	3,870	3,870
Customer Deposits	14,070	13,428
Environmental Reserves	3,219	2,977
Other Accrued Liabilities	13,894	15,830

Total Current Liabilities	93,348	93,924

Environmental Reserves	15,709	16,330
Long-Term Debt	10,639	10,774
Other Liabilities	1,771	1,825

Total Liabilities	121,467	122,853

Minority Interests	843	810

Shareholders' Equity
Common Stock - no par, stated value $0.05 per share, 9,610,135 shares issued	479	479
Paid in Capital	16,938	16,938
Subscriptions Receivable	(295)	(295)
Retained Earnings	100,096	99,870
Treasury Shares, at cost, (878,010 common shares)	(11,293)	(11,293)
Accumulated Other Comprehensive Loss	(648)	(789)

Total Shareholders' Equity	105,277	104,910

Total Liabilities and Shareholders' Equity	$227,587	$228,573

See the Notes to Condensed Consolidated Financial Statements.

MESTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three-months ended March 31,
	2006	2005
	(dollars in thousands, except earnings per common share),

Net Sales	$90,781	$84,881

Cost of Goods Sold	69,024	63,427

Gross Profit	21,757	21,454

Selling Expense	12,135	11,451
General and Administrative Expense	5,376	5,737
Engineering Expense	2,772	2,924
Gain on Sale of Product Line	(286)	---
Plant Shutdown Expense and Other Restructuring Charges	701	488

Operating Profit before Reorganization Items	1,059	854
Subsidiary Bankruptcy Professional Fees	---	401
Operating Profit	1,059	453

Interest Expense – net	(489)	(305)
Other Expense – net	(140)	(237)

Income (Loss) from Continuing Operations Before Income Taxes	430	(89)

Income Taxes Expense	204	26

Net Income (Loss) from Continuing Operations	226	(115)

Discontinued Operations (See Note 7):
Income from Operations of Discontinued Business Before Taxes	---	2,515
Applicable Income Tax Expense	---	1,061
Net Income of Discontinued Business	---	1,454

Net Income	$226	$1,339

Basic Earnings (Loss) Per Common Share:
Continuing Operations	$0.03	($0.02)
Discontinued Operations	---	0.17
Net Income	$0.03	$0.15

Basic Weighted Average Shares Outstanding	8,732	8,600

Diluted Earnings (Loss) Per Common Share:
Continuing Operations	$0.03	($0.02)
Discontinued Operations	---	0.17
Net Income	$0.03	$0.15

Diluted Weighted Average Shares Outstanding	8,732	8,652

See the Notes to Condensed Consolidated Financial Statements.

MESTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three-months ended March 31,
	2006	2005
	(dollars in thousands)

Cash Flows from Continuing Operating Activities:
Net Income (Loss) from Continuing Operations	$226	($60)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,757	1,991
Provision for Losses on Accounts Receivable, net of write offs & recoveries	340	215
Increase (Decrease) in Minority Interests	33	(17)
Non Cash Stock-Based Compensation	---	693
Change in Assets and Liabilities Net of Effects of Acquisitions/Dispositions:
Accounts Receivable	4,116	2,128
Inventory	(1,894)	(7,735)
Accounts Payable	36	2,776
Environmental Reserves	(379)
Other Liabilities	(3,914)	(2,326)
Other Assets	(518)	1,071
Net Cash (Used in) Continuing Operating Activities	(197)	(1,264)

Net Cash (Used in) Discontinued Operations (see Note 7)	---	(1,662)

Cash Flows from Investing Activities:
Capital Expenditures	(3,885)	(588)
Disposition of Fixed Assets	578	---

Net Cash Used in Continuing Investing Activities	(3,307)	(588)
Net Cash Used in Investing Activities of Discontinued Operations (see Note 7)	---	(386)

Cash Flows from Financing Activities:
Net Borrowings Under Revolving Credit Agreements	3,000	2,672
Principal Payments Under Long-Term Debt Obligations	(129)	(136)

Net Cash Provided by Continuing Financing Activities	2,871	2,536
Net Cash Provided by Financing Activities Discontinued Operations (see Note 7)	---	1,982

Net Increase (Decrease) in Cash and Cash Equivalents	(633)	618
Translation Effect on Cash – Discontinued Operations		148
Translation Effect on Cash – Continuing Operations	150	(231)
Cash and Cash Equivalents - Beginning of Period	2,115	1,428

Cash and Cash Equivalents - End of Period	$1,632	$1,963

See the Notes to Condensed Consolidated Financial Statements.

MESTEK, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Significant Accounting Policies

Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Mestek, Inc. (“Mestek”) and its majority owned subsidiaries (collectively the “Company”). The financial statements as reported in this Form 10-Q reflect all adjustments, including those of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of results for the three-month periods ended March 31, 2006 and 2005.

These financial statements should be read in conjunction with the Annual Report on Form 10-K and in particular the audited financial statements for the fiscal year ended December 31, 2005. Accordingly, Note disclosures that would substantially duplicate the disclosures contained in the latest audited financial statements have been omitted from this filing.

Earnings per Common Share

Basic earnings per share have been computed using the weighted average number of common shares outstanding. Common stock options are considered in the computation of diluted earnings per share, except when such effect would be antidilutive.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), Share –Based Payment (SFAS 123R), using the statement’s modified prospective application method. Prior to January 1, 2006, the Company followed SFAS 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Transition and Disclosure, an amendment to FASB Statement No. 123, which required entities to recognize as expense over the vesting period the fair value of stock based awards on the date of grant or measurement date. For employee stock-based awards, however, SFAS 123 and 148 allowed entities to continue to apply the intrinsic value method under the provisions of Accounting Principles Board (APB) Opinion No. 25 and provide pro forma net earnings disclosures as if the fair value based method defined in SFAS 123 had been applied. The Company elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS 123 and 148 as required for periods prior to January 1, 2006.

Under the provisions of SFAS 123R, the Company recognizes the estimated fair value of stock-based compensation in the consolidated statement of operations over the requisite service period of each option granted. Under the modified prospective application method of SFAS 123R, the Company applies the provisions of SFAS 123R to all awards granted but unvested prior to January 1, 2006 and to all awards granted or modified after January 1, 2006. The Company had no stock options outstanding at December 31, 2005 and made no option grants in the quarters ended March 31, 2006 and 2005. Accordingly, there was no compensation expense recorded in 2006 and the adoption of SFAS 123R had no impact on the Company’s financial statements.

On October 27, 2004, the Company ‘re-priced’ 25,000 options expiring in 2011 from $23.25 per share to the then current market value of $17.85 per share, and 70,000 additional options expiring in 2009 from $20.00 per share to the then current market value of $17.85 per share. The Company has accounted for these options subsequent to October 27, 2004 through December 31, 2005 using ‘variable accounting’ which resulted in a pre-tax charge to earnings of $465,000 in the first quarter of 2005. All options were exercised in 2005. For the purpose of the pro forma below, the effect of the above re-pricing was also included in the computation of compensation cost under the fair value method described below.

Had the ‘fair value method’ of accounting been applied to the Company’s stock option plan, with compensation cost for the Plan determined on the basis of the fair value of the options at the grant date, the Company’s net income and earnings per share for the three months ended March 31, 2005 would have been as follows:

Three-months Ended
March 31
2005
(dollars in thousands, except earnings per common share)

Net Income - as reported	$1,339
Plus: Stock-based Compensation reflected in net income (net of tax)	430
Less: Compensation expense (net of tax)	(16)
Net (loss) Income - pro forma	$1,753

Basic Income per share - as reported	$0.16
Plus: Stock-based Compensation reflected in net income (net of tax)	0.05
Less: Compensation expense (net of tax)	---
Basic Income per share - pro forma	$0.21

Diluted Income per share - as reported	$0.15
Plus: Stock-based Compensation reflected in net income (net of tax)	0.05
Less: Compensation expense (net of tax)	---
Diluted Income per share - pro forma	$0.20

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Cash paid for income taxes was $111,000 and $259,000 during the three-month periods ended March 31, 2006 and 2005, respectively.

Other Comprehensive Income

For the three-month periods ended March 31, 2006, and 2005, respectively, the components of other comprehensive income consisted of foreign currency translation adjustments, and, valuation adjustments related to a ‘hedge transaction’ interest rate swap entered into by the Company in February of 2004, as more fully explained in Note 3 to these Condensed Consolidated Financial Statements. Other comprehensive income was $142,000 and $15,000 for the three-months ended March 31, 2006 and 2005, respectively.

Reclassification

Reclassifications are made periodically to previously issued financial statements to conform to the current year presentation.

Note 2 - Inventories

	March 31,	December 31,
	2006	2005
	(unaudited)
	(dollars in thousands)

Finished Goods	$23,613	$19,100
Work-in-progress	25,332	26,646
Raw materials	32,126	32,526
	81,071	78,272
Less provision for LIFO method of valuation	(14,112)	(13,207)
	$66,959	$65,065

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

Note 3 - Debt

Short-term Debt:

Short-term debt consisted of the following:

	March 31,	December 31,
	2006	2005
	(unaudited)
	(dollars in thousands)

Revolving Loan Agreement	$25,000	$22,000

Revolving Loan Agreement – On October 19, 2004, the Company entered into a three year, $70,000,000, committed, unsecured, multi-bank revolving loan and letter of credit facility (the “Facility”), led by Bank of America (successor to Fleet National Bank, the Company’s long-term lender). Borrowings under the Facility bear interest, at the Company’s election, at a floating rate based on the lenders’ prime or base rate or, for short term borrowings, at a rate based upon the daily British Bankers Association (“BBA”) LIBOR rate. The Facility contains affirmative and negative covenants, typical of such financing transactions, and specific financial covenants which require the Company to maintain a minimum consolidated net worth, a minimum cash flow coverage ratio and a maximum cash flow leverage ratio. Effective October 11, 2005, the borrowing commitment under the facility was increased to $80,000,000. As of December 31, 2005 and March 31, 2006, the Company was in compliance with all of the financial covenants required under the Facility. Revolving borrowings under the Facility are due and payable in full on the maturity date of the Facility, which is October 19, 2007. Most of the Company’s operating subsidiaries guaranty the obligations of the Company under the Facility. The Credit Agreement relating to the Facility also contains restrictions regarding the creation of indebtedness, the occurrence of mergers or consolidations, the sale of subsidiary stock and the payment of dividends in excess of 50 percent (50%) of net income. The Company had outstanding at March 31, 2006, $16,367,000 in standby letters of credit issued in connection with the Met-Coil bankruptcy reorganization plan, as more fully explained in Note 6, and, $7,884,000, issued principally in connection with its commercial insurance programs. In addition, a letter of credit was issued on July 19, 2005 in the amount of $4,481,000 in connection with the $4,430,000 Industrial Development Authority Bond, as more fully described below, for the City of Bridgeton, MO. The balance outstanding under the Revolving Loan Agreement was $25,000,000 at March 31, 2006.

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

In connection with this interest rate swap transaction, the Company recorded an after-tax loss of $8,000 in Other Comprehensive Income (Loss) during the three-month period ended March 31, 2006 and an after tax credit of $98,000 in the three-month period ended March 31, 2005, reflecting interest rate fluctuations during these periods. The Company’s exposure to credit loss on its interest rate swap in the event of nonperformance by the counterparties is believed to be remote as the Company effected this swap through its principal bank, Bank of America, requiring that the counterparty have a strong credit rating.

Long-term Debt:

Long-term debt consisted of the following:

	March 31, 2006	December 31 2005
	(dollars in thousands)

Note Payable – Omega Flex, Inc.	$3,250	$3,250
Industrial Development Bond – PA	3,669	3,798
Industrial Development Bond – MO	4,430	4,430
	11,349	11,478
Less Current Maturities	(710)	(704)
Long Term Debt	$10,639	$10,774

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

Industrial Development Bond - MO – On June 17, 2005, the Company acquired an 80,000 square foot manufacturing facility in Bridgeton, Missouri, for $2,940,000, which has been used to consolidate existing Formtek Metal Processing business units. The Company has disposed of one and expects to dispose of other idled facilities as a part of this consolidation process. On July 19, 2005, the Company refinanced this transaction as part of a 25 year tax exempt Industrial Development Bond totaling $4,430,000. The proceeds were used to reimburse the Company for the acquisition of real estate and for construction, renovation, furnishing and equipping of the existing building. The note bears interest at a variable rate that considers prevailing market conditions and is set weekly by the remarketing agent, Banc of America Securities LLC. At no time may the interest rate exceed the maximum annual rate of 12.00%. Interest is payable monthly with a minimum optional redemption of principal due on July 1 of each year until maturity at July 1, 2030. The effective rate of interest paid in the 1st quarter 2006, including letter of credit costs, was 4.58%. The minimum optional redemption amount in each of the first five years is $180,000. The note is secured by a Letter of Credit and Reimbursement Agreement with Bank of America, N.A.

Note Payable – Omega Flex – In connection with the “Spin-Off” of its 86% interest in Omega Flex, Inc. (Omega), as more fully described in Note 7, the Company retained an intercompany obligation payable to Omega in the amount of $3,250,000 which was converted on the date of the “Spin-Off”, July 29, 2005, to a 3-year “balloon” note bearing interest at 5.06% per annum, reflecting the then prevailing yield on 3-year U.S. Treasury securities plus 100 basis points. The obligation is included in the Company’s balance sheet at March 31, 2006 and December 31, 2005 under the heading “Long-Term Debt”.

Cash paid for interest was $341,000 and $433,000 during the three-months ended March 31, 2006, and 2005, respectively.

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

The HVAC and Metal Forming Segments are described in greater detail in Note 11 to the Company’s 2005 Consolidated Financial Statements.

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

Factors management used to identify the enterprise’s reportable segments:

The factors which identify the HVAC and Metal Forming Segments as reportable Segments are described in detail in Note 11 to the Company’s 2005 Consolidated Financial Statements.

Information presented in the following tables relates to continuing operations only.

Three-months ended March 31, 2006
(unaudited)
(dollars in thousands)	HVAC	Metal Forming	Totals

Revenues from External Customers	$66,023	$24,758	$90,781
Segment Operating Profit (Loss)	$2,770 *	($1,711) **	$1,059

*	includes $185 in Plant Shutdown expenses in accordance with FAS 146, as more fully described in Note 9.

**	includes $484 in Plant Shutdown expenses in accordance with FAS 146, as more fully described in Note 9, and a gain on the sale of a non-core product line of $286.

Three-months ended March 31, 2005
(dollars in thousands)
(unaudited)	HVAC	Metal Forming	Totals

Revenues from External Customers	$64,667	$20,214	$84,881
Segment Operating Profit (Loss)	$2,643 *	($2,190) **	$453

*	includes $297 in Plant Shutdown and Other Restructuring Charges (see Note 9).

**	includes $192 in Plant Shutdown charges (see Note 9) and $401 in subsidiary bankruptcy professional fees

HVAC Segment Revenues by HVAC Product Group:

	March 31
	2006	2005
	(dollars in thousands)
	(unaudited)

Hydronic Products	$30,597	$29,170
Air Distribution and Cooling Products	20,233	20,008
Gas and Industrial Products	15,193	15,489
Total HVAC Consolidated Revenues	$66,023	$64,667

Note 5 – Employee Benefit Plans

Defined Benefit Plans

The Company’s second-tier subsidiary, Met-Coil, maintained, prior to its acquisition by the Company’s subsidiary, Formtek, Inc. on June 3, 2000, several defined benefit pension plans (the Met-Coil

Plans) covering certain of its employees. The Met-Coil Plans were “frozen” and merged prior to the acquisition, “locking in” retirement benefits earned to that date and precluding any further benefits for future service. Due to recent adverse investment performance and reduced expectations of future investment earnings, the combined Met-Coil Plans’ administrator has determined that the Accumulated Benefit Obligation, the present value of future pension obligations to Met-Coil Plan participants, exceeds the fair market value of the Met-Coil Plan’s assets as of December 31, 2005 and 2004. In accordance with the requirements of FAS 87, Employers’ Accounting for Pensions, the Company has recorded charges in 2005 and 2004 net of related tax benefit, to the Shareholders’ Equity section of the Consolidated Balance Sheet contained herein of $47,000, and $8,000 respectively, under the heading “Additional Minimum Liability-Defined Benefit Plan”. For the quarters ending March 31, 2006 and 2005, the Company recorded pension expense of $15,013 and $13,799 respectively, for the Met-Coil Plans.

In connection with the acquisition of the assets of Airtherm Manufacturing Company and Airtherm Products, Inc. in 2000, the Company assumed certain obligations related to the defined benefit plan maintained by Airtherm, the Airtherm LLC Retirement Income Plan, prior to the acquisition date. The Airtherm LLC Retirement Income Plan was “frozen” prior to acquisition in a manner similar to the Met-Coil Plans described above. In accordance with the requirements of FAS 87, Employers’ Accounting for Pensions, the Company recorded charges in 2005 and 2004, net of related tax benefits, to the Shareholders Equity section of the Consolidated Balance Sheet contained herein of $201,000 and $164,000, respectively, relating to the Airtherm LLC Retirement Income Plan under the heading “Additional Minimum Liability-Defined Benefit Plan. Pension expense under the Airtherm LLC Retirement Income Plan was $10,216 for the quarter ended March 31, 2006, and $695 for the quarter ended March 31, 2005.

The Company uses a December 31, measurement date for the Airtherm LLC Retirement Income Plan and September 30, for the Met-Coil Plan.

In accordance with Statement of Financial Accounting Standards No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Post-Retirement Benefits, the following interim period information is provided:

Components of Net Periodic Benefit Cost:

	Three-months ended
	March 31, 2006
	Met-Coil	Airtherm

Service cost	$ ---	$ ---
Interest cost	61,341	53,848
Expected Return on Plan Assets	(66,345)	(52,066)
Amortization of Unrecognized Transition (Asset) Obligation Amortization of net (gain) loss	10,875	8,434
Other	9,142	---
Net Periodic Benefit Cost	$15,013	$10,216

Note 6 – Commitments, Contingencies and Warranties

Indemnifications:

The Company is obligated under Indemnity Agreements (“Indemnity Agreements”) executed on behalf of 23 of the Company’s Officers and Directors. Under the terms of the Indemnity Agreements, the Company is contingently liable for costs which may be incurred by the Officers and Directors in connection with claims arising by reason of these individuals’ roles as Officers and Directors. See Litigation section below.

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

Contingencies:

The Company is contingently liable under standby letters of credit totaling $24,251,000 issued principally in connection with its commercial insurance coverages and in connection with the funding of the Met-Coil TCE PI Trust discussed below. For losses occurring in the policy years ending October 1, 2005 and October 1, 2006, the Company retained and retains liability for the first $2,000,000 per occurrence of commercial general liability claims (including products liability claims), subject to an agreed aggregate. Retained liability levels for earlier policy periods were substantially lower. The Company has traditionally retained liability for the first $250,000 per occurrence of workers compensation coverage, subject to an agreed aggregate, and continues to follow this policy.

The Company is obligated as a limited guarantor with respect to 38.7% of certain current and potential debt obligations of CareCentric, Inc. (formerly Simione Central Holdings, Inc.) to CareCentric’s primary commercial bank, Wainwright Bank & Trust Company, in the amount of $10 million. The $10 million Wainwright credit line is secured by substantially all of CareCentric’s assets and the Company’s guarantee expires coincident with the credit line on August 31, 2006. The actual balance outstanding under CareCentric’s credit line with Wainwright Bank & Trust Company as of March 31, 2006 was $4,571,000. Under the Equity Method of Accounting, in December 2001, the Company accrued this guarantee (originally in the amount of $6,000,000 and now reduced to $3,870,000) as a reserve for Equity Investment Losses. John E. Reed, the Company’s Chairman and Chief Executive Officer, is a shareholder and director of Wainwright Bank & Trust Company.

Litigation:

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

On April 12, 2006 each of the members of the Company’s Board of Directors were individually notified of a lawsuit brought against them entitled Alan Kahn v. John E. Reed, et al., filed on April 10, 2006 in the Commonwealth of Massachusetts Superior Court in Hampden County, Civil Action No. 06-350. The lawsuit is related to the Company’s previously announced intention to enter into a “going private” transaction, as more fully described in Note 8.

The lawsuit alleges that the Directors of the Company breached their fiduciary duties to the public shareholders of the Company with respect to the process, structure and stock repurchase valuation associated with the proposal to take the Company private and de-list trading of Company stock on the New York Stock Exchange. The plaintiff in the suit seeks, among other things, to obtain class action certification and injunctive relief, as well as unspecified damages, and fees, expenses and costs to the plaintiff and his counsel. It is the Company’s understanding that the Company’s Directors intend to vigorously defend the action. The Company indemnifies its Directors against liability incurred in the scope of performing their duties as Directors, including defense costs, and accordingly, is reimbursing the Directors for cost being incurred by them in connection with this litigation.

We cannot provide any assurance that the actual outcome of this matter will not result in liability or otherwise affect the “going private” transaction. Legal actions are inherently uncertain, we cannot predict or determine the outcome or resolution of this action or estimate with any degree of certainty the amount of loss, if any, with respect to this proceeding or its affect on the “going private” transaction.

Environmental Matters Involving Releases of Hazardous Materials:

As disclosed in previous filings, as result of the settlement of an environmental litigation matter relating to the alleged release of trichloroethylene (TCE) at a manufacturing facility owned by the Company’s Met-Coil subsidiary in Lisle, Illinois, a trust (the “TCE PI Trust”) was established for the

Page 14 of 35

holders of future claims or demands, who reside, resided or may reside in a certain geographic area in the vicinity of the facility, and who assert or may assert personal injury claims in the future.

The Company’s Environmental Reserve related to this matter as of the year ended December 31, 2005 was approximately $19.3 million. The reserve as of the quarter ended March 31, 2006 was approximately $18.9 million. The reduction in the reserve includes TCE related claim activity and remediation related expenditures made during the three-months ended March 31, 2006. The reserve balance at March 31, 2006 relates to future obligations under the Plan relating to soil and groundwater remediation, municipal water connections, the TCE PI Trust described above and other administrative expenses of the Met-Coil bankruptcy. Management believes that no additional reserves, beyond those set forth above, are required at this time. These reserves have been established in accordance with Financial Accounting Standard Board Statement No. 5 and Staff Accounting Bulletin No. 92. However, while these reserves represent management’s best estimate of these liabilities, and are based upon known or anticipated claims analysis estimated by various legal, scientific and economic experts, there is no assurance that these reserves will be adequate to meet all potentials claims arising from the environmental contamination at the Lisle, Illinois site. In addition, there can be no assurance that future claims for personal injury or property damage will not be asserted by other plaintiffs against Met-Coil and Mestek with respect to the Lockformer site and facility. See Remediation – Lisle, IL section below.

Remediation – Lisle, IL:

Met-Coil is continuing the remediation of the Lockformer facility in Lisle, IL, pursuant to a Work Plan for the site (“on-site remediation”) approved by the Environmental Protection Agency (“EPA”) and is awaiting approval of the remedial standards to be achieved by such Work Plan, as well as the methodology for groundwater remediation, from the IEPA.

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

The Company’s Environmental Litigation and Remediation Reserve is comprised of the following:

	March 31,	December 31,
	2006	2005
	(dollars in thousands)

Estimated Future Remediation costs	$4,915	$5,031

Potential Future Obligations to the TCE PI Trust	14,013	14,276

Total Environmental Litigation and Remediation Reserve	$18,928	$19,307

Other Claims Alleging Releases of Hazardous Materials or Asbestos Related Liability

The Company is currently a party to over 300 asbestos-related lawsuits, and in the past three-months has been named in approximately 12 new such lawsuits each month, primarily in one county in Texas where numerous asbestos-related actions have been filed against numerous defendants.

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

In addition to the Lisle, IL site, the Company has been named or contacted by state authorities and/or the EPA regarding the Company’s asserted liability or has otherwise determined it may be required to expend funds for the remediation of certain other sites in North Carolina and Connecticut.

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

Following is a summary of changes in the Company’s product warranty liability for the three-months ended March 31, 2006 and 2005.

	Three-months ended
	March 31,
	2006	2005
	(dollars in thousands)

Balance at beginning of period	3,479	$3,864
Provision for warranty claims	735	508
Warranty claims incurred	(605)	(490)
Balance at end of period	$3,609	$3,882

Note 7 –Omega Flex Spin-Off

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

The operations of Omega prior to the Spin-Off are separately reported in accordance with Statement of Financial Accounting Standard No. 144 (FAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets” in the accompanying Condensed Consolidated Statements of Income for the three-months ended March 31, 2005, under the heading Income From Discontinued Operations. Omega was formerly included in the Company’s HVAC segment. Interest expense has been allocated to the operations of Omega based on the relationship of Omega’s assets to the Company’s consolidated assets at the end of each reporting period. Corporate General & Administrative expenses originally allocated to Omega totaling $124,000, for the three-months ended March 31, 2005 have been reallocated to the Company’s continuing operations.

Note 8 “Going Private” Transaction

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

On May 2, 2006, the Company’s Board of Directors met telephonically, having been sent a draft “Fairness Opinion” and a draft “Presentation to Special Committee Regarding Fairness Analysis” from Houlihan Lokey, a draft set of Second Amended and Restated By-laws and a draft Proxy Statement. The Board conducted a discussion with representatives of Houlihan Lokey of the valuation methodology and the Fairness Opinion. The Board then discussed the “going private” transaction as then currently proposed by management and the Special committee, being the same as discussed on March 29, 2006 but for the inclusion of a provision requiring the approval of the “going private” transaction by a “majority of the minority” or unaffiliated shares voted by such shareholders at the Annual Meeting as well as a majority of the affiliated shares so voting. By unanimous vote, the “going private” transaction, now documented in proposed definitive form, subject to the review process to be undertaken with the SEC, was approved. The Board received the Houlihan Lokey report and Fairness Opinion, subject to Houlihan Lokey making some typographical corrections and revising it to reference the new “Majority of Minority” condition.

The Board of Directors of the Company has thus agreed in principle to go forward with the Transaction by means of a meeting of the Shareholders of record as of June 6, 2006 (the “Record Date”), which Record Date determines who is eligible to vote at the meeting to be held on Tuesday, July 25, 2006 at 10:30 a.m. at the Company’s headquarters in Westfield, Massachusetts, to obtain authority to take the actions necessary to accomplish the Transaction. Completion of the Transaction is subject to approval by the Company’s Board of Directors of definitive documentation and proposed amendments to the Company’s Articles of Incorporation and by-laws and approval by the shareholders of the Company of an amendment to the Company’s Articles of Incorporation. There can be no assurances that the Transaction will be consummated. See the Litigation section of Note 6.

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

Under Pennsylvania law, the "Going Private" transaction requires the approval of a majority of the shares held by shareholders entitled to vote, which means a majority of the 8,732,125 shares of common stock presently issued and outstanding. In addition, the directors of the Company have proposed that the structure of the "Going Private" transaction require "majority of minority" voting, or "neutralized voting", which means that, in addition to the statutory approval requirement, a majority of votes cast by the "unaffiliated shareholders" must approve the transaction, along with a majority of the votes cast by the "affiliated shareholders". The "affiliated shareholders" include owners of more than 10% of the issued and outstanding common stock of the Company, and directors and executive officers of the Company, as well as members of such owners, directors and executive officers' immediate families and certain trusts for the benefit of such owners, directors, executive officers or members of their immediate families. "Unaffiliated shareholders" are all other shareholders of the Company.

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

Note 9 – Plant Shutdowns, Other Restructuring Charges and Gain on Sale of Product Line

Plant Shutdowns:

On May 1, 2006, the Company announced its intention to relocate its HVAC manufacturing operations conducted in Waldron, Michigan to the Company’s existing facility in Bradner, Ohio. The Company has also announced in connection with this consolidation, its intention to relocate its Reed Air Group office personnel from Holland, Ohio to Bradner, Ohio. The Waldron and Holland facilities are reflected in the accompanying financial statements under the heading “Property Held For Sale”.

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

In September of 2005, the Company’s Metal Forming Segment, (Formtek) announced plans to close its Lisle, IL (Lockformer) manufacturing facility and combine manufacturing operations with the operations of St. Louis, MO, based Engel Industries, a complementary business in the Metal Forming Segment, in a modern 80,000 sq ft upgraded facility purchased by the Company on June 17, 2005 in Bridgeton, MO. The Lockformer and Engel relocations were substantially, though not entirely, completed as of December 31, 2005. The Lockformer facility is reflected in the accompanying financial statements under the heading “Property Held For Sale”. The vacated “Engel facility” was sold in January 2006 at a gain of approximately $10,000.

The Company is accounting for the costs related to these “exit and disposal” activities, employee severance and related costs of shutting down manufacturing operations, in accordance with FAS 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”). In the three-month periods ended March 31, 2006 and 2005, the Company incurred $669,000, and $249,000, respectively, of such “exit and disposal” costs which are classified separately in the accompanying financial statements in accordance with FAS 146.

Other Restructuring Costs:

During the three-month periods ended March 31, 2006 and 2005, the Company incurred $32,000 and $240,000, respectively, in professional fees and related costs connected with the planned “going private transaction” and the Spin-Off of Omega Flex, Inc. (Omega Flex) on July 29, 2005, both as more fully described in Notes 7 and 8.

Gain on Sale of Product Line:

During the three-month period ended March 31, 2006, the Company’s Metal Forming Segment sold its non-core Mentor AGVS product line at a gain of $286,000 which is classified separately under the heading “Gain on Sale of Product Line” in the accompanying financial statements in accordance with FAS 144.

Note 10 – Subsequent Event

On April 19, 2006, the Company executed an asset purchase agreement with Argo Technology, Inc. (ATI) for the purchase of the Argo line of hydronic baseboard business and associated assets. ATI will retain its other businesses operating under the Argo name and relating to electric boilers and controls for heating equipment. The purchase price for the Argo baseboard business assets is approximately $4,200,000, subject to adjustment based on the final value of the Argo current assets. The Company is also obligated to pay as a portion of the purchase an earn-out payment based on a percentage of gross sales of the Argo business within the 24-month period following the purchase. The Company is not assuming any material liabilities of the Argo baseboard business. The closing of this transaction is currently scheduled to occur in June 2006. After the closing of the purchase, the Company plans to move the Argo baseboard business to its existing manufacturing facility in South Windsor, Connecticut.

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

The Company’s HVAC Segment reflects the seasonal nature of a company engaged in heating products sales, although the broadening of its product offering over approximately the past 11 years to include cooling products, air handling products and corrugated stainless steel tubing has dampened the seasonal curve of the Segment’s revenue stream.

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

Currently, the Company employs approximately 2,467 people primarily in the United States and Canada.

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

As will be more specifically discussed below, strength or weakness in the construction markets directly affects our HVAC business, and aspects of the Metal Forming business, and strength or weakness in the capital goods markets directly affects our Metal Forming business. In 2005, residential construction remained strong and institutional and industrial/commercial construction was relatively healthy. In the capital goods sector, orders for machinery and machine tools continued to recover from the depressed levels of 2001 but remained significantly below historical highs prior to 2000.

For 2006, the Company’s HVAC Segment’s budget is based upon an overall stability expected in the construction markets, though the mix of residential, commercial, industrial and institutional construction spending may change, and its Metal Forming Segment’s budget reflects a continuation of the upturn in capital spending, driven in part by the pent-up demand resulting from deferred maintenance as well as increased manufacturing production utilizing the kind of machinery this Segment sells. However, rising commodity prices, especially copper and aluminum, are expected to contribute to upward inflationary pressure, which may also push interest rates higher. While the Company itself has not historically been highly leveraged and thus cost of capital has not been as significant a factor in the Company’s cost structure as it may be in other companies, increases in interest rates could slow the domestic residential construction market or contribute to further declines in the commercial and industrial construction markets, as well as adversely affect the capital goods market recovery. Increased shipping costs and employee benefits expenses (primarily health care costs) also remain a threat to economic growth, which could have an adverse effect on the Company’s operations. The Company’s plans to “go private”, as more fully explained in Note 8, will require additional borrowing which will result in the Company being more leveraged than at present.

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

Investments

As discussed more fully in Note 5 to its 2005 Consolidated Financial Statements , the Company has certain investments in CareCentric, Inc. (CareCentric) which have been maintained since March 2002 on the cost method of accounting. In December of 2005, the Company converted its preferred stock and debt investments to common stock in a recapitalization transaction, as more fully explained in Note 5 to the 2005 Consolidated Financial Statements. As a result, the Company holds a direct common equity interest of approximately 36% in CareCentric and has therefore adopted the equity method of accounting for its investment in CareCentric subsequent to the date of the recapitalization transaction. The

Company has concluded that it is not required to consolidate the financial statements of CareCentric under the requirements of FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), as more fully explained in Note 5 to its 2005 consolidated financial statements.

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

RESULTS OF OPERATIONS

Three-months ended March 31, 2006 vs. March 31, 2005

Consolidated Operations:

The Company’s consolidated revenues from continuing operations were up 6.9%, from $84,881,000 in the quarter ended March 31, 2005 to $90,781,000 in the quarter ended March 31, 2006, reflecting a 2.1% increase in HVAC sales and a 22.5% increase in Metal Forming sales, as explained in more detail below. For the Company as a whole, reflecting the growth in revenues, Sales, General and Administrative, and Engineering costs, taken together as a percentage of Total Revenues, were reduced from 23.7% of sales in the three-month period ended March 31, 2005 to 22.3% in the three-month period ended March 31, 2006.

Core operating income for the first quarter of 2006 for the Company as a whole increased 9.8%, from $1,342,000 in the first quarter of 2005 to $1,474,000 in the first quarter of 2006, reflecting the effect of the various factors described below. The foregoing core operating income figures, by virtue of the exclusion of the items mentioned, constitute “Non-GAAP Financial Measures” which management believes are useful to investors focused upon ascertaining ongoing operating earnings trends. This should not be construed as an alternative to “operating income” or “net income” (as determined in accordance with generally accepted accounting principles), as an indicator of the Company’s operating performance, as an alternative to cash flows provided by operating activities (as determined by GAAP), or as a measure of liquidity. The foregoing core operating income figures excluding the anomalous items mentioned are presented solely as a supplemental disclosure because management believes they enhance the understanding of the financial performance of a company with substantial anomalous expense items.

The core operating profits (losses) are reconciled with operating profits (loss) determined in accordance with GAAP as follows:

	Three-months ended
	March 31,
	2006	2005

Core Operating Profits	$1,474,000	$1,342,000
Less Subsidiary Bankruptcy Professional Fees		(401,000)
Less Plant Shutdown and Other Restructuring Charges	(701,000)	(488,000)
Plus Gain on Sale of Product Line	286,000	---

Operating Profits per GAAP	$1,059,000	$453,000

Income Tax Expense, as a percentage of pretax income, was 47.4% in the three-months ended March 31, 2006 reflecting the effects of minimum taxes in certain states. For the three-months ended March 31, 2005 the Company recorded an income tax expense of $26,000 despite a pretax loss from continuing operations of $89,000, again reflecting the effect of minimum taxes in certain states.

HVAC Segment Operations:

Total Revenues in the Company’s HVAC Segment increased 2.1% during the first quarter of 2006 relative to the first quarter of 2005 due largely to revenues from the Embassy acquisition completed in October of 2005. Revenues from the Air Distribution and Cooling Products Group were relatively flat also as were revenues from the Gas and Industrial Products Group. Relatively low interest rates and a relatively healthy economy have helped sustain residential, and to a lesser extent commercial and institutional construction, sustaining sales levels in these HVAC product groups.

The HVAC Segment’s gross profit margins from continuing operations overall were reduced from 27.8% in the first quarter of 2005 to 25.5% in the first quarter of 2006 reflecting inflationary pressures presently effecting copper, steel, aluminum and other commodities used in its products, notwithstanding the Company’s efforts to raise prices where possible to off set such cost increases.

Operating profits for the HVAC segment for the three-months ended March 31, 2006 were up 4.8% relative to the three-months ended March 31, 2005 from $2.6 million to $2.8 million, reflecting the effects of the top line growth described above. The Company continues to focus its efforts on overhead reduction in all areas in order to adapt to present conditions in the HVAC industry.

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

The HVAC Segment’s core operating profits are reconciled with operating profits determined in accordance with GAAP as follows:

	Three-months ended
	March 31,
	2006	2005

Core Operating Profits for the Segment	2,955,000	$2,940,000
Less Plant Shutdown Expenses	(185,000)	(297,000)
Operating Profits per GAAP	$2,770,000	$2,643,000

Metal Forming Segment Operations:

Total Revenues in the Company’s Metal Forming Segment increased by 22.5% during the first quarter of 2006 relative to the first quarter of 2005, from $20.2 million to $24.8 million, owing principally to several large orders which were completed during the recent quarter at the Segment’s Formtek Cleveland unit. The Metal Forming Segment's business is characterized at times by relatively large orders such that the timing of revenue recognition, which is generally coincident with shipment, can be significant to the Segment's results in any one quarter. The Segment’s sales backlog was $36.2 million at March 31, 2006, up from approximately $28.7 million at March 31, 2005 and down from approximately $37.3 million at December 31, 2005. Bookings for the first quarter of 2006 were $23.9 million, up slightly from the $23.6 million booked in the quarter ended March 31, 2005. Sales strength continues to be primarily in metal construction products and other segments remain inconsistent. Bookings during the quarter ended March 31, 2006 at Formtek Beijing exceeded $2.0 million, more than 25% above plan. Overall sales closure rates remain mixed.

Gross profit margins for the Segment during the quarter ended March 31, 2006 were 20.1%, down from 23.9% in the March 2005 quarter, due to continuing price competition in the marketplace; poor execution on a large coiled metal processing line in the Cedar Rapids, IA facility; learning curve and product mix in the new Bridgeton, MO facility; poor execution and quoting in the Hill facilities, and two large custom lines at the Cleveland, OH facility containing significant components purchased from outside vendors at low margin.

Reflecting the factors described above, the Metal Forming Segment’s “core” operating loss for the quarter increased from ($1,235,000) in the 2005 period to ($1,513,000) in the 2006 period. Core Operating results in the current quarter included expenses to open the European warehouse in Switzerland and expand sales and service throughout Europe and the Middle East which totaled approximately $150,000.

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

The Metal Forming Segment’s core operating profits (losses) are reconciled with operating profits (losses) determined in accordance with GAAP as follows:

	Three-months ended
	March 31,
	2006	2005

Core Operating Loss for the Segment	($1,513,000)	($1,235,000)
Less Subsidiary Bankruptcy Professional Fees	---	(401,000)
Less Plant Shutdown Expenses	(484,000)	(192,000)
Plus Gain on Sale of Product Line	286,000	---
Operating Losses per GAAP	($1,711,000)	($1,828,000)

The Company believes that the mutually reinforcing franchises it has acquired under the Formtek name, including Cooper-Weymouth Peterson, Rowe, CoilMate/Dickerman, Yoder, Krasny-Kaplan, Mentor AGVS, Lockformer, Iowa Precision, Hill Engineering, B&K, Dahlstrom, and Engel Industries, Inc. and the start-ups of a rebuilding operation, Iowa Rebuilders, an electrical distributor, Axon Electric, a Beijing-based assembly facility, Formtek Machinery (Beijing), will allow it to maintain and expand its core competencies, positioning this Segment very well for the rigors of the cyclical machine tool industry. The Company expects to continue to spend on sales, marketing and product development initiatives at current rates for the foreseeable future and to continue the program of cooperation and consolidation.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's total debt (long-term debt plus current portion of long-term debt) increased in the first quarter of 2006 from $33,478,000 at December 31, 2005 to $36,349,000 at March 31, 2006, reflecting principally the effect of capital expenditures connected with the Company’s various consolidation and relocation programs, as more fully described in Note 9 to the accompanying condensed consolidated financial statements. The Company’s investment in working capital was relatively unchanged over the quarter as increases in inventory investments were offset by reduced accounts receivable investment.

The Company has not paid dividends on its common stock since 1979.

The Company remains relatively modestly leveraged with a debt (short-term debt plus long-term debt) to equity ratio of approximately 34.5% as of March 31, 2006. The Company believes its liquidity position at March 31, 2006 is adequate to meet foreseeable future needs. As more fully explained in Note 6 to the Company’s 2005 Consolidated Financial Statements, on October 19, 2004, the Company entered into a multi-bank, $70 million three-year committed, unsecured revolving loan and letter of credit agreement. As more fully explained in Note 8 to the accompanying condensed consolidated financial statements, the Company has announced plans to “Go Private” which will require additional borrowings and will result in the Company being more leveraged than at present.

COMMITMENTS, CONTINGENCIES AND WARRANTIES

Indemnifications:

The Company is obligated under Indemnity Agreements (“Indemnity Agreements”) executed on behalf of 23 of the Company’s Officers and Directors. Under the terms of the Indemnity Agreements, the

Company is contingently liable for costs which may be incurred by the Officers and Directors in connection with claims arising by reason of these individuals’ roles as Officers and Directors. See Litigation section below.

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

Contingencies:

The Company is contingently liable under standby letters of credit totaling $24,251,000 issued principally in connection with its commercial insurance coverages and in connection with the funding of the Met-Coil TCE PI Trust discussed below. For losses occurring in the policy years ending October 1, 2005 and October 1, 2006, the Company retained and retains liability for the first $2,000,000 per occurrence of commercial general liability claims (including products liability claims), subject to an agreed aggregate. Retained liability levels for earlier policy periods were substantially lower. The Company has traditionally retained liability for the first $250,000 per occurrence of workers compensation coverage, subject to an agreed aggregate, and continues to follow this policy.

The Company is obligated as a limited guarantor with respect to 38.7% of certain current and potential debt obligations of CareCentric, Inc. (formerly Simione Central Holdings, Inc.) to CareCentric’s primary commercial bank, Wainwright Bank & Trust Company, in the amount of $10 million. The $10 million Wainwright credit line is secured by substantially all of CareCentric’s assets and the Company’s guarantee expires coincident with the credit line on August 31, 2006. The actual balance outstanding under CareCentric’s credit line with Wainwright Bank & Trust Company as of March 31, 2006 was $4,571,000. Under the Equity Method of Accounting, in December 2001, the Company accrued this guarantee (originally in the amount of $6,000,000 and now reduced to $3,870,000) as a reserve for Equity Investment Losses. John E. Reed, the Company’s Chairman and Chief Executive Officer, is a shareholder and director of Wainwright Bank & Trust Company.

Litigation:

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

On April 12, 2006 each of the members of the Company’s Board of Directors were individually notified of a lawsuit brought against them entitled Alan Kahn v. John E. Reed, et al., filed on April 10, 2006 in the Commonwealth of Massachusetts Superior Court in Hampden County, Civil Action No. 06-350. The lawsuit is related to the Company’s previously announced intention to enter into a “going private” transaction, as more fully described in Note 8.

The lawsuit alleges that the Directors of the Company breached their fiduciary duties to the public shareholders of the Company with respect to the process, structure and stock repurchase valuation associated with the proposal to take the Company private and de-list trading of Company stock on the New York Stock Exchange. The plaintiff in the suit seeks, among other things, to obtain class action certification and injunctive relief, as well as unspecified damages, and fees, expenses and costs to the plaintiff and his counsel. It is the Company’s understanding that the Company’s Directors intend to vigorously defend the action. The Company indemnifies its Directors against liability incurred in the scope of performing their duties as directors, including defense costs, and accordingly, is reimbursing the Directors for costs being incurred by them in connection with this litigation.

We cannot provide any assurance that the actual outcome of this matter will not result in liability or otherwise affect the “going private” transaction. Legal actions are inherently uncertain, we cannot predict or determine the outcome or resolution of this action or estimate with any degree of certainty the amount of loss, if any, with respect to this proceeding or its affect on the “going private” transaction.

Environmental Matters Involving Releases of Hazardous Materials:

As disclosed in previous filings, as result of the settlement of an environmental litigation matter relating to the alleged release of trichloroethylene (TCE) at a manufacturing facility owned by the Company’s Met-Coil subsidiary in Lisle, Illinois, a trust (the “TCE PI Trust”) was established for the holders of future claims or demands, who reside, resided or may reside in a certain geographic area in the vicinity of the facility, and who assert or may assert personal injury claims in the future.

The Company’s Environmental Reserve related to this matter as of the year ended December 31, 2005 was approximately $19.3 million. The reserve as of the quarter ended March 31, 2006 was approximately $18.9 million. The reduction in the reserve includes TCE related claim activity and remediation related expenditures made during the three-months ended March 31, 2006. The reserve balance at March 31, 2006 relates to future obligations under the Plan relating to soil and groundwater remediation, municipal water connections, the TCE PI Trust described above and other administrative expenses of the Met-Coil bankruptcy. Management believes that no additional reserves, beyond those set forth above, are required at this time. These reserves have been established in accordance with Financial Accounting Standard Board Statement No. 5 and Staff Accounting Bulletin No. 92. However, while these reserves represent management’s best estimate of these liabilities, and are based upon known or anticipated claims analysis estimated by various legal, scientific and economic experts, there is no assurance that these reserves will be adequate to meet all potentials claims arising from the environmental contamination at the Lisle, Illinois site. In addition, there can be no assurance that future claims for personal injury or property damage will not be asserted by other plaintiffs against Met-Coil and Mestek with respect to the Lockformer site and facility. See Remediation – Lisle, IL section below.

Remediation – Lisle, IL:

Met-Coil is continuing the remediation of the Lockformer facility in Lisle, IL, pursuant to a Work Plan for the site (“on-site remediation”) approved by the Environmental Protection Agency (“EPA”) and is awaiting approval of the remedial standards to be achieved by such Work Plan, as well as the methodology for groundwater remediation, from the IEPA.

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

The Company’s Environmental Litigation and Remediation Reserve is comprised of the following:

	March 31,	December 31,
	2006	2005
	(dollars in thousands)

Estimated Future Remediation costs	$4,915	$5,031

Potential Future Obligations to the TCE PI Trust	14,013	14,276

Total Environmental Litigation and Remediation Reserve	$18,928	$19,307

Other Claims Alleging Releases of Hazardous Materials or Asbestos Related Liability

The Company is currently a party to over 300 asbestos-related lawsuits, and in the past three-months has been named in approximately 12 new such lawsuits each month, primarily in one county in Texas where numerous asbestos-related actions have been filed against numerous defendants.

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

In addition to the Lisle, IL site, the Company has been named or contacted by state authorities and/or the EPA regarding the Company’s asserted liability or has otherwise determined it may be required to expend funds for the remediation of certain other sites in North Carolina and Connecticut.

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

Warranty Commitments:

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

Following is a summary of changes in the Company’s product warranty liability for the three-months ended March 31, 2006 and 2005.

	Three-months ended
	March 31,
	2006	2005
	(dollars in thousands)

Balance at beginning of period	3,479	$3,864
Provision for warranty claims	735	508
Warranty claims incurred	(605)	(490)
Balance at end of period	$3,609	$3,882

FUTURE IMPACT OF KNOWN TRENDS OR UNCERTAINTIES

The Company’s operations are sensitive to a number of market factors, any one of which could materially adversely affect its results of operations in any given year:

Construction Activity—The Company’s largest Segment, its Heating, Ventilating, and Air Conditioning (HVAC) Segment, is directly affected and its other Segment, Metal Forming, is indirectly affected by commercial construction projects and residential housing starts. Relatively lower interest rates in 2004 and early 2005 sustained relatively strong sales of residential and commercial HVAC products during those periods. Increases in interest rates in the latter part of 2005 and 2006 to date increase the risk of a reduction in construction activity in future periods which can be expected to adversely affect the Company’s revenues, possibly materially.

Manufacturing Activity—The Company’s Metal Forming Segment, as a manufacturer of capital goods used in other manufacturing processes, is subject to significant cyclicality based upon factory utilization. The Company’s Metal Forming Segment provides equipment used to hold, uncoil, straighten, form, bend, cut, and otherwise handle metal used in manufacturing operations, all activities likely to be adversely affected in recessionary periods. The level of manufacturing activity in North America in the automotive, steel processing, metal furniture, and stamping industries, is particularly relevant to this Segment since its products are typically purchased to upgrade or expand existing equipment or facilities. Expectations of future business activity are also particularly relevant. Activity in this Segment is affected by interest rates, the business cycle in general, and may be affected significantly in the future by the effects of globalization which impact both the markets for its products, the competitors it faces in such markets, and, potentially, the cost and availability of its key components.

Credit Availability— Increases in interest rates in 2005 and to date in 2006 may effect credit availability in the future which is critical to the Company’s customers and suppliers. As the Company’s customer base includes many small to medium size businesses a contraction in credit availability could significantly impact the Company’s operations.

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

At the end of the fiscal first quarter of 2006, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that the Company records, processes, summarizes and reports in a timely manner the information the Company management, including the chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s Disclosure Controls and Procedures as defined in the Rule 13a-15(e) of Securities Exchange Act of 1934. Based on that evaluation, the chief executive officer and chief financial officer have concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the purposes described in Rule 13a-15(e), and no changes are required at this time.

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

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

The Company is not presently involved in any litigation that it believes could materially and adversely affect its financial condition or results of operations except as described in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations-above and in Note 6 to the Company’s Condensed Consolidated Financial Statements, which are a part of this Quarterly Report on Form 10-Q. No material legal proceedings were instituted or terminated in the quarter ended on March 31, 2006, nor is the Company aware of any governmental agency investigations or proceedings, other than as discussed in Note 6 of the Company’s Condensed Consolidated Financial Statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are a part of this Quarterly Report on Form 10-Q

Item 6 - Exhibits

Exhibit No.	Description
11	Statement re Computation of Per Share Earnings.
31.1	Certification of Chief Executive Officer of Mestek, Inc. pursuant to Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer of Mestek, Inc. pursuant to 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer of Mestek, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESTEK, INC.
(Registrant)

Date: May 15, 2006                                                      By: /S/ Stephen M. Shea

Stephen M. Shea, Senior Vice President – Finance
and CFO (Chief Financial Officer)

Page 35 of 35