Form 10-Q
period 2006-06-30
MESTEK INC
filed 2006-08-14
CIK 65195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

xx QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b02 of the Exchange Act).                                                                                                                                      Yes No xx

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.                                                                                                      Yes No

The number of shares of the registrant’s common stock issued and outstanding as of August 1, 2006 was 8,732,125.

MESTEK, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2006

INDEX

PART I - FINANCIAL INFORMATION	Page No.

Item 1 – Financial Statements

Condensed consolidated balance sheets at June 30, 2006 (unaudited)
and December 31, 2005 (audited)	3 - 4

Condensed consolidated statements of operations for the
three-months ended June 30, 2006 and 2005 and the
six-months ended June 30, 2006 and 2005 (unaudited)	5

Condensed consolidated statements of cash flows for the six-months
ended June 30, 2006 and 2005 (unaudited)	6

Notes to the condensed consolidated financial statements (unaudited)	7-20

Item 2- Management’s Discussion and Analysis of Financial Condition
and Results of Operations	21 - 31

Item 3 – Quantitative and Qualitative Information About Market Risks	32

Item 4 – Controls and Procedures	32

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings	33

Item 6 - Exhibits and Reports on Form 8-K	33

SIGNATURE	34

In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

MESTEK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(unaudited)	(audited)
	(Dollars in thousands)
ASSETS
Current Assets
Cash and Cash Equivalents	$2,104	$2,115
Accounts Receivable - less allowances of
$3,885 and $3,188, respectively	58,101	57,361
Inventories	73,899	65,065
Deferred Tax Assets	7,143	6,935
Other Current Assets	7,200	7,430

Total Current Assets	148,447	138,906

Property and Equipment – net	50,244	51,215
Property Held for Sale	3,823	1,698
Deferred Tax Asset	10,891	11,431
Other Assets and Deferred Charges – net	5,592	5,399
Goodwill	21,128	19,924

Total Assets	$240,125	$228,573

See the Notes to Condensed Consolidated Financial Statements

MESTEK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

	June 30,	December 31,
	2006	2005
	(unaudited)	(audited)
	(Dollars in thousands)

LIABILITIES, AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short Term Notes Payable	$34,400	$22,000
Current Portion of Long- Term Debt	728	704
Accounts Payable	23,786	21,045
Accrued Expenses	11,627	14,070
Reserve for Equity Investment Losses	3,870	3,870
Customer Deposits	11,251	13,428
Environmental Reserves	3,219	2,977
Other Accrued Liabilities	15,019	15,830

Total Current Liabilities	103,900	93,924

Environmental Reserves	15,125	16,330
Long-Term Debt	10,322	10,774
Other Liabilities	1,776	1,825

Total Liabilities	131,123	122,853

Minority Interests	856	810

Shareholders’ Equity
Common Stock - no par, stated value $0.05 per share,
9,610,135 shares issued	479	479
Paid in Capital	16,938	16,938
Subscription Receivable	---	(295)
Retained Earnings	102,436	99,870
Treasury Shares, at cost, (878,010 common shares)	(11,293)	(11,293)
Accumulated Other Comprehensive Loss	(414)	(789)

Total Shareholders’ Equity	108,146	104,910

Total Liabilities and Shareholders’ Equity	$240,125	$228,573

See the Notes to Condensed Consolidated Financial Statements.

MESTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30
	2006	2005	2006	2005
	(Dollars in thousands, except earnings per common share)

Net Sales	$96,095	$90,536	$186,876	$175,417

Cost of Goods Sold	70,196	66,894	139,220	130,321

Gross Profit	25,899	23,642	47,656	45,096

Selling Expense	12,001	11,364	24,136	22,815
General and Administrative Expense	5,790	5,168	11,166	10,905
Engineering Expense	2,693	3,441	5,465	6,365
Gain on Sale of a Product Line	---	---	(286)	---
Plant Shutdown Expense and Other Restructuring Charges	853	413	1,554	901

Operating Profit before Reorganization Items	4,562	3,256	5,621	4,110
Subsidiary Bankruptcy Professional Fees	23	36	23	437
Operating Profit	4,539	3,220	5,598	3,673

Interest Expense—net	(555)	(388)	(1,044)	(693)

Other Expense—net	(54)	(257)	(194)	(494)

Income from Continuing Operations Before Income Taxes	3,930	2,575	4,360	2,486

Income Tax Expense	1,590	977	1,794	1,003

Net Income from Continuing Operations	2,340	1,598	2,566	1,483

Discontinued Operations (See Note 8):
Income from Operations of Discontinued Business Before Taxes	---	3,014	---	5,529

Applicable Income Tax Expense	---	1,280	---	2,341
Net Income of Discontinued Business	---	1,734	---	3,188

Net Income	$2,340	$3,332	$2,566	$4,671

Basic Earnings Per Common Share:
Continuing Operations	$0.27	$0.19	$0.29	$0.17
Discontinued Operations	---	0.20	---	0.37
Net Income	$0.27	$0.39	$0.29	$0.54

Basic Weighted Average Shares Outstanding	8,732	8,628	8,732	8,614

Diluted Earnings Per Common Share:
Continuing Operations	$0.27	$0.19	$0.29	$0.17
Discontinued Operations	---	0.20	---	0.37
Net Income	$0.27	$0.39	$0.29	$0.54

Diluted Weighted Average Shares Outstanding	8,732	8,628	8,732	8,614

Note: Year-to-date June 30, 2006 earnings per share do not equal the sum of individual quarters due to rounding differences.

See the Notes to Condensed Consolidated Financial Statements.

MESTEK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
	(Dollars in thousands)
Cash Flows from Continuing Operating Activities:
Net Income from Continuing Operations	$2,566	$1,483
Adjustments to Reconcile Net Income to
Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	3,181	3,805
Provision for Losses on Accounts Receivable, net	907	(8)
Non Cash Stock-Based Compensation	---	788
Change in Assets and Liabilities Net of Effects of Acquisitions/Dispositions:
Accounts Receivable	(1,647)	(3,663)
Inventory	(6,730)	(5,456)
Accounts Payable	2,741	(1,887)
Environmental Reserves	(963)	---
Other Liabilities	(5,517)	(954)
Other Assets	863	3,283
Net Cash Used in Continuing Operating Activities	(4,599)	(2,609)

Net Cash Used in Discontinued Operations (see Note 8)	---	(1,411)

Cash Flows from Investing Activities:
Capital Expenditures	(4,223)	(6,965)
Disposition of Fixed Assets	604
Acquisition of Businesses (net of cash acquired)	(4,222)	---

Net Cash Used in Continuing Investing Activities	(7,841)	(6,965)
Net Cash Used in Investing Activities of Discontinued Operations (see Note 8)	---	(539)

Cash Flows from Financing Activities:
Net Borrowings Under Revolving Credit Agreements	12,400	12,000
Principal Payments Under Long-Term Debt Obligations	(428)	(274)
Increase (Decrease) in Minority Interests	46	(26)
Net Effect on Shareholders’ Equity from Stock Option activity	---	1,526

Net Cash Provided by Continuing Financing Activities	12,018	13,226
Net Cash Used in Financing Activities Discontinued Operations (see Note 8)	---	(92)

Net Increase (Decrease) in Cash and Cash Equivalents	(422)	1,610
Translation Effect on Cash	411	(411)
Cash and Cash Equivalents - Beginning of Period	2,115	1,952

Cash and Cash Equivalents - End of Period	$2,104	$3,151

See the Notes to Condensed Consolidated Financial Statements.

MESTEK, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Significant Accounting Policies

Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Mestek, Inc. (Mestek) and its majority owned subsidiaries (collectively the “Company”). The financial statements as reported in Form 10-Q reflect all adjustments, including those of a normal recurring nature, which are, in the opinion of management, necessary to a fair statement of results for the three- and six-month periods ended June 30, 2006 and 2005.

These financial statements should be read in conjunction with the Annual Report on Form 10-K, and in particular the audited financial statements, for the fiscal year ended December 31, 2005. Accordingly, Note disclosures that would substantially duplicate the disclosures contained in the latest audited financial statements have been omitted from this filing.

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

Under the provisions of SFAS 123R, the Company recognizes the estimated fair value of stock-based compensation in the consolidated statement of operations over the requisite service period of each option granted. Under the modified prospective application method of SFAS 123R, the Company applies the provisions of SFAS 123R to all awards granted but unvested prior to January 1, 2006 and to all awards granted or modified after January 1, 2006. The Company had no stock options outstanding at December 31, 2005 and made no option grants in the three-or six-month periods ended June 30, 2006 and 2005. Accordingly, there was no compensation expense recorded in 2006 and the adoption of SFAS 123R had no impact on the Company’s financial statements.

On October 27, 2004, the Company ‘re-priced’ 25,000 options expiring in 2011 from $23.25 per share to the then current market value of $17.85 per share, and 70,000 additional options expiring in 2009 from $20.00 per share to the then current market value of $17.85 per share. The Company has accounted for these options subsequent to October 27, 2004 through December 31, 2005 using ‘variable accounting’ which resulted in pre-tax charges to earnings of $323,000 and $788,000 in the second quarter and first six months of 2005, respectively. All options were exercised in 2005. For the purpose of the pro forma below, the effect of the above re-pricing was also included in the computation of compensation cost under the fair value method described below.

Had the ‘fair value method’ of accounting been applied to the Company’s stock option plan, with compensation cost for the Plan determined on the basis of the fair value of the options at the grant date, the Company’s net income and earnings per share for the three- and six-months ended June 30, 2005 would have been as follows:

	Three-months Ended June 30, 2005	Six-months Ended June 30, 2005
	(dollars in thousands, except earnings per common share)

Net Income - as reported	$3,332	$4,671
Plus: Stock-based compensation reflected in net income (net of tax)	370	800
Less: Compensation expense (net of tax)	(16)	(32)
Net Income - pro forma	$3,686	$5,439

Basic Income per share - as reported	$0.39	$0.54
Plus: Stock-based compensation reflected in net income (net of tax)	0.04	0.09
Less: Compensation expense (net of tax)	---	---
Basic Income per share - - pro forma	$0.43	$0.63

Diluted Income per share - as reported	$0.39	$0.54
Plus: Stock-based compensation reflected in net income (net of tax)	0.04	0.09
Less: Compensation expense (net of tax)	---	---
Diluted Income per share - - pro forma	$0.43	$0.63

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Cash paid for income taxes was $663,000 and $1,063,000 during the six-months ended June 30, 2006 and 2005, respectively.

Other Comprehensive Income (Loss)

For the three- and six-months ended June 30, 2006 and 2005, respectively, the components of other comprehensive loss consisted of foreign currency translation adjustments, and “mark to market” adjustments relating to a ‘hedge transaction’ interest rate swap entered into in February of 2004, as more fully explained in Note 4 to these Condensed Consolidated Financial Statements. Other comprehensive income (loss) was $234,000 and ($375,000), for the three months ended June 30, 2006 and 2005, respectively, and $375,000 and ($360,000), for the six-months ended June 30, 2006 and 2005, respectively.

Reclassification

Reclassifications are made periodically to previously issued financial statements to conform to the current year presentation. See Note 8 relating to the Discontinued Operations presentation for the Company’s Omega Flex, Inc. subsidiary which was “spun-off” on July 29, 2005.

Note 2 – Acquisitions:

On June 15, 2006, the Company acquired from Argo Technology, Inc. (ATI) substantially all of the assets related to the Argo line of hydronic baseboard, a residential heating product. ATI will retain its other businesses operating under the Argo name and relating to electric boilers and controls for heating equipment. The purchase price for the Argo baseboard assets is approximately $4,200,000, subject to adjustment based on the final value of the Argo current assets. The Company is also obligated to pay as a portion of the purchase an earn-out payment based on a percentage of gross sales of the Argo business within the 24-month period following the purchase. The Company did not assume any material liabilities of the Argo baseboard business. The Company is in the process of moving the Argo baseboard business to its existing manufacturing facility in South Windsor, Connecticut. The Company has accounted for the transaction in accordance with the purchase method of accounting and has recorded goodwill in connection with the transaction of $1.1 million. Results of the Argo line are included in the Company’s results subsequent to the acquisition date.

Note 3 - Inventories

	June 30,	December 31,
	2006	2005
	(unaudited)	(audited)
	(dollars in thousands)

Finished Goods	$24,724	$19,100
Work-in-progress	25,007	26,646
Raw materials	39,088	32,526
	88,819	78,272
Less reserve for LIFO method of valuation	(14,920)	(13,207)
	$73,899	$65,065

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

Note 4 - Debt

Short-term Debt:

Short-term debt consisted of the following:

	June 30,	December 31,
	2006	2005
	(unaudited)
	(dollars in thousands)

Revolving Loan Agreement	$34,400	$22,000

Revolving Loan Agreement – On October 19, 2004, the Company entered into a three year, $70,000,000, committed, unsecured, multi-bank revolving loan and letter of credit facility (the “Facility”), led by Bank of America (successor to Fleet National Bank, the Company’s long-term lender). Borrowings under the Facility bear interest, at the Company’s election, at a floating rate based on the lenders’ prime or base rate or, for short term borrowings, at a rate based upon the daily British Bankers Association (“BBA”) LIBOR rate. The Facility contains affirmative and negative covenants, typical of such financing transactions, and specific financial covenants which require the Company to maintain a minimum consolidated net worth, a minimum cash flow coverage ratio and a maximum cash flow leverage ratio. Effective October 11, 2005, the borrowing commitment under the facility was increased to $80,000,000. As of June 30, 2006 and December 31, 2005, the Company was in compliance with all of the financial covenants required under the Facility. Revolving borrowings under the Facility are due and payable in full on the maturity date of the Facility, October 19, 2007. Most of the Company’s operating subsidiaries guaranty the obligations of the Company under the Facility. The Credit Agreement relating to the Facility also contains restrictions regarding the creation of indebtedness, the occurrence of mergers or consolidations, the sale of subsidiary stock and the payment of dividends in excess of 50 percent (50%) of net income. The Company had outstanding at June 30, 2006, $16,367,000 in standby letters of credit issued in connection with the Met-Coil bankruptcy reorganization plan, as more fully explained in Note 7, and $6,883,000 issued principally in connection with its commercial insurance programs. The balance outstanding under the facility was $34,400,000 at June 30, 2006.

Hedge Transaction - On February 6, 2004, the Company entered into a single interest rate swap transaction, to effectively fix the Company’s 30 day-LIBOR-based, variable rate interest obligations on a principal amount of $14,000,000 of debt at a rate of 2.87% for three years.

The Company entered into this swap transaction to manage interest cost and cash flows associated with variable interest rates, primarily short-term changes in LIBOR, as changes in cash flows of the interest rate swap offsets changes in the interest payments on the covered portion of the Company’s revolving credit facility, and based upon the Company’s belief that short term rates would be rising over the next several years.

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

In connection with this interest rate swap transaction, the Company recorded an after-tax charge of $27,000 in Other Comprehensive Income (Loss) during the three-month period ended June 30, 2006 and an after tax credit of $47,000 during the three-month period ended June 30, 2005, reflecting interest rate fluctuations during these periods. The Company’s exposure to credit loss on its interest rate swap in the event of nonperformance by the counterparties is believed to be remote as the Company effected this swap through its principal bank, Bank of America, requiring that the counterparty have a strong credit rating.

Long-term Debt:

Long-term debt consisted of the following:

	June 30, 2006	December 31 2005
	(dollars in thousands)

Note Payable – Omega Flex, Inc.	$3,250	$3,250
Industrial Development Bond – PA	3,539	3,798
Industrial Development Bond – MO	4,261	4,430
	11,050	11,478
Less Current Maturities	(728)	(704)
Long Term Debt	$10,322	$10,774

Industrial Development Bond -PA– On April 19, 2002, the Company’s subsidiary, Boyertown Foundry Company, Inc. (“BFC”), borrowed $5,512,490 under a note issued through the Berks County Industrial Development Authority in Berks County, PA in connection with a project to upgrade BFC’s foundry equipment in Boyertown, PA. The note bearing interest at 4.93% per annum, matures on April 19, 2012, and is payable in equal monthly payments of principal and interest over the term of the loan. The note is secured by a Loan and Security Agreement under which the equipment purchased by BFC with the loan proceeds is pledged as security for the note.

The note is expected to be a ‘Qualified Small Issue Bond’ under Section 144 (a)(12) of the Internal Revenue Code, entitling the holder to tax exempt treatment on the interest. In the event the note is found to be not in compliance with Section 144 (a)(12), the interest rate on the note may be increased.

Industrial Development Bond - MO – On June 17, 2005, the Company acquired an 80,000 square foot manufacturing facility in Bridgeton, Missouri, for $2,940,000, which has been used to consolidate existing Formtek Metal Processing business units. The Company has disposed of one and expects to dispose of other idled facilities as a part of this consolidation process. On July 19, 2005, the Company refinanced this transaction as part of a 25 year tax exempt Industrial Development Bond totaling $4,430,000. The proceeds were used to reimburse the Company for the acquisition of real estate and for construction, renovation, furnishing and equipping of the existing building. The note bears interest at a variable rate that considers prevailing market conditions and is set weekly by the remarketing agent, Banc of America Securities LLC. At no time may the interest rate exceed the maximum annual rate of 12.00%. Interest is payable monthly with a minimum optional redemption of principal due on July 1 of each year until maturity at July 1, 2030. The effective rate of interest paid in the second quarter 2006, including letter of credit costs, was 5.02%. The minimum optional redemption amount in each of the first five years is $180,000. The note is secured by a Letter of Credit and Reimbursement Agreement with Bank of America, N.A.

Note Payable – Omega Flex – In connection with the “Spin-Off” of its 86% interest in Omega Flex, Inc. (Omega), as more fully described in Note 8, the Company retained an intercompany obligation payable to Omega in the amount of $3,250,000 which was converted on the date of the “Spin-Off”, July 29, 2005, to a 3-year “balloon” note bearing interest at 5.06% per annum, reflecting the then prevailing yield on 3-year U.S. Treasury securities plus 100 basis points. The obligation is included in the Company’s balance sheet at June 30, 2006 and December 31, 2005 under the heading “Long-Term Debt”.

Interest on all indebtedness:

Cash paid for interest was $885,000 and $744,000 during the six-months ended June 30, 2006, and 2005, respectively.

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

Information presented in the following tables relates to continuing operations only. Operating data related to the HVAC segment’s Omega Flex, Inc. subsidiary, which was “spun-off” on July 29, 2005, have been reclassified to Discontinued Operations (see Note 8) in accordance with SFAS 144.

Three Months ended

June 30, 2006:

(in thousands)

	HVAC		Metal Forming		Totals

Revenues from External Customers	$65,943		$30,152		$96,095

Segment Operating Profit	$2,890	**	$1,649	*	$4,539

*      includes $106 in plant shutdown expenses in accordance with FAS 146, as more fully described in Note 10, and $23 in subsidiary bankruptcy professional fees, as more fully described in Note 15 to the Company’s 2005 Consolidated Financial Statement.

**    includes $281 in plant shutdown expenses in accordance with FAS 146, as more fully described in Note 10, and $467 in professional fees related to the Company’s plan to “Go Private”, as more fully described in Note 9.

Three Months ended

June 30, 2005:

(in thousands)

	HVAC		Metal Forming		Totals

Revenues from External Customers	$63,101		$27,435		$90,536

Segment Operating Profit	$2,854	**	$366	*	$3,220

*	includes $316 in plant shutdown expenses in accordance with FAS 146, as more fully described in Note 10.

**    includes $97 in professional fees related to the Omega Flex spin-off and Mestek “Going Private” transactions, as more fully described in Notes 8 and 9.

Six Months ended

June 30, 2006:

(in thousands)

	HVAC	Metal Forming	Totals

Revenues from External Customers	$131,966	$54,910	$186,876

Segment Operating Profit	$5,660 **	($62) *	$5,598

*      includes $590 in plant shutdown expenses in accordance with FAS 146, as more fully described in Note 10, a gain on the sale of a non core product line of $286, and $23 in subsidiary bankruptcy professional fees, as more fully described in Note 15 to the Company’s 2005 Consolidated Financial Statements.

**    includes $466 in plant shutdown expenses in accordance with FAS 146, as more fully described in Note 10, and $499 in professional fees related to the Company’s plan to “go private”, as more fully described in Note 9.

Six Months ended

June 30, 2005:

(in thousands)

	HVAC	Metal Forming	Totals

Revenues from External Customers	$127,768	$47,649	$175,417

Segment Operating Profit (Loss)	$5,135 **	($1,462) *	$3,673

*      includes $437 in subsidiary bankruptcy professional fees and $564 in plant shutdown expenses in accordance with FAS 146, as more fully described in Note 10.

**    includes $337 in professional fees related to the Omega Flex spin-off and Mestek “Going Private” transactions, as more fully described in Notes 8 and 9.

HVAC Segment Revenues by HVAC Product Group:

	Three Months ended June 30:		Six Months ended June 30:
	2006	2005	2006	2005
	(dollars in thousands)

Hydronics Products	$32,096	$29,648	$62,693	$58,818
Air Distribution and Cooling Products	22,510	22,340	42,743	42,348
Gas and Industrial Products	11,337	11,113	26,530	26,602
Total HVAC Segment Revenues	$65,943	$63,101	$131,966	$127,768

Note 6 - Retirement Plans

Defined Benefit Plans

The Company’s second-tier subsidiary, Met-Coil, maintained, prior to its acquisition by the Company’s subsidiary, Formtek, Inc. on June 3, 2000, several defined benefit pension plans (the Met-Coil Plans) covering certain of its employees. The Met-Coil Plans were “frozen” and merged prior to the acquisition, “locking in” retirement benefits earned to that date and precluding any further benefits for future service. Due to recent adverse investment performance and reduced expectations of future investment earnings, the combined Met-Coil Plans’ administrator has determined that the Accumulated Benefit Obligation, the present value of future pension obligations to Met-Coil Plan participants, exceeds the fair market value of the Met-Coil Plan’s assets as of December 31, 2005 and 2004. In accordance with the requirements of FAS 87, Employers’ Accounting for Pensions, the Company has recorded charges in 2005 and 2004 net of related tax benefit, to the Shareholders’ Equity section of the Consolidated Balance Sheet contained herein of $47,000 and $8,000, respectively, under the heading “Additional Minimum Liability-Defined Benefit Plan”. For the quarters ending June 30, 2006 and 2005, the Company recorded pension expense of $5,871 and $13,799, respectively, for the Met-Coil Plans.

In connection with the acquisition of the assets of Airtherm Manufacturing Company and Airtherm Products, Inc. in 2000, the Company assumed certain obligations related to the defined benefit plan maintained by Airtherm, the Airtherm LLC Retirement Income Plan, prior to the acquisition date. The Airtherm LLC Retirement Income Plan was “frozen” prior to acquisition in a manner similar to the Met-Coil Plans described above. In accordance with the requirements of FAS 87, Employers’ Accounting for Pensions, the Company recorded charges in 2005 and 2004, net of related tax benefits, to the Shareholders Equity section of the Consolidated Balance Sheet contained herein of $201,000 and $164,000, respectively, relating to the Airtherm LLC Retirement Income Plan under the heading “Additional Minimum Liability-Defined Benefit Plan. Pension expense (benefit) under the Airtherm LLC Retirement Income Plan was $16,130 for the quarter ended June 30, 2006 and $695 for the quarter ended June 30, 2005.

The Company uses a December 31, 2005 measurement date for the Airtherm LLC Retirement Income Plan and September 30, 2005 for the Met-Coil Plan.

In accordance with Statement of Financial Accounting Standards No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Post-Retirement Benefits, the following interim period information is provided:

Components of Net Periodic Benefit Cost:

	Three-months ended June 30, 2006

	Met-Coil	Airtherm

Service cost	$ ---	$ ---
Interest cost	61,341	56,056
Expected Return on Plan Assets	(66,345)	(51,935)
Amortization of Unrecognized Transition (Asset) Obligation:
Amortization of net (Gain) Loss	10,875	12,009
Other	---	---
Net Periodic Benefit Cost	$5,871	$16,130

	Six-months ended June 30, 2006

	Met-Coil	Airtherm

Service cost	$ ---	$ ---
Interest cost	122,682	$109,904
Expected Return on Plan Assets	(132,690)	(104,001)
Amortization of Unrecognized Transition (Asset) Obligation:
Amortization of net (Gain) Loss	21,750	20,443
Other	9,142	---
Net Periodic Benefit Cost	$20,884	$26,346

Note 7 – Commitments, Contingencies and Warranties

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

Contingencies:

The Company is contingently liable under standby letters of credit totaling $23,250,000 as of June 30, 2006 issued principally in connection with its commercial insurance coverages and in connection with the funding of the Met-Coil TCE PI Trust discussed below. For losses occurring in the policy years ending October 1, 2005 and October 1, 2006, the Company retained and retains liability for the first $2,000,000 per occurrence of commercial general liability claims (including products liability claims), subject to an agreed aggregate. Retained liability levels for earlier policy periods were substantially lower. The Company has traditionally retained liability for the first

$250,000 per occurrence of workers compensation coverage, subject to an agreed aggregate, and continues to follow this policy.

The Company is obligated as a limited guarantor with respect to 38.7% of certain current and potential debt obligations of CareCentric, Inc. (formerly Simione Central Holdings, Inc.) to CareCentric’s primary commercial bank, Wainwright Bank & Trust Company, in the amount of $10 million. The $10 million Wainwright credit line is secured by substantially all of CareCentric’s assets and the Company’s guarantee expires coincident with the credit line on August 31, 2007. The actual balance outstanding under CareCentric’s credit line with Wainwright Bank & Trust Company as of June 30, 2006 was $4,571,000. Under the Equity Method of Accounting, in December 2001, the Company accrued this guarantee (originally in the amount of $6,000,000 and now reduced to $3,870,000) as a reserve for Equity Investment Losses. John E. Reed, the Company’s Chairman and Chief Executive Officer, is a shareholder and director of Wainwright Bank & Trust Company. The Company is also obligated as a guarantor of other indebtedness in the amount of $1.5 million.

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

On April 12, 2006 each of the members of the Company’s Board of Directors were individually notified of a lawsuit brought against them entitled Alan Kahn v. John E. Reed, et al., filed on April 10, 2006 in the Commonwealth of Massachusetts Superior Court in Hampden County, Civil Action No. 06-350. The lawsuit is related to the Company’s previously announced intention to enter into a “going private” transaction, as more fully described in Note 9.

The lawsuit alleges that the Directors of the Company breached their fiduciary duties to the public shareholders of the Company with respect to the process, structure and stock repurchase valuation associated with the proposal to take the Company private and de-list trading of Company stock on the New York Stock Exchange. On May 26, 2006, the Parties to this action and the Company executed a Memorandum of Understanding, setting forth the framework for the settlement of this lawsuit, which includes the imposition of a binding “majority of the minority” or unaffiliated shareholder approval process with respect to the “going private” transaction, five annual “Dutch auctions” whereby the Company expects to repurchase some of the shares still outstanding following the “going private” transaction, the agreement by the Company to provide certain financial information to shareholders on a regular basis and certain other measure protective of both shareholders expected to be bought out in the “going private” transaction and shareholders expected to remain after the transaction.

The Company indemnifies its Directors against liability incurred in the scope of performing their duties as Directors, including defense costs, and accordingly, is reimbursing the Directors for costs being incurred by them in connection with this litigation.

We cannot provide any assurance that the actual outcome of this matter will not result in liability or otherwise affect the “going private” transaction. Legal actions are inherently uncertain, we cannot predict or determine the outcome or resolution of this action or estimate with any degree of certainty the amount of loss, if any, with respect to this proceeding or its effect on the “going private” transaction.

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

The Company’s Environmental Reserve related to this matter as of the year ended December 31, 2005 was approximately $19.3 million. The reserve as of the quarter ended June 30, 2006 was approximately $18.3 million. The reduction in the reserve includes TCE related claim activity and remediation related expenditures made during the six-months ended June 30, 2006. The reserve balance at June 30, 2006 relates to future obligations under the

Plan relating to soil and groundwater remediation, municipal water connections, the TCE PI Trust described above and other administrative expenses of the Met-Coil bankruptcy. Management believes that no additional reserves, beyond those set forth above, are required at this time. These reserves have been established in accordance with Financial Accounting Standard Board Statement No. 5 and Staff Accounting Bulletin No. 92. However, while these reserves represent management’s best estimate of these liabilities, and are based upon known or anticipated claims analysis estimated by various legal, scientific and economic experts, there is no assurance that these reserves will be adequate to meet all potentials claims arising from the environmental contamination at the Lisle, Illinois site. In addition, there can be no assurance that future claims for personal injury or property damage will not be asserted by other plaintiffs against Met-Coil and Mestek with respect to the Lockformer site and facility. See Remediation – Lisle, IL section below.

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

The Company’s Environmental Litigation and Remediation Reserve is comprised of the following:

	June 30,	December 31,
	2006	2005
	(dollars in thousands)

Estimated Future Remediation costs	$4,686	$5,031

Potential Future Obligations to the TCE PI Trust	13,658	14,276

Total Environmental Litigation and Remediation Reserve	$18,344	$19,307

Other Claims Alleging Releases of Hazardous Materials or Asbestos Related Liability

The Company is currently a party to approximately 150 asbestos-related lawsuits, having been named in approximately 6 new such lawsuits in the past three-months.

Almost all of these suits seek to establish liability against the Company as successor to companies that may have manufactured, sold or distributed asbestos-related products, and who are currently in existence and defending thousands of asbestos related cases, or because the Company currently sells and distributes boilers, an industry that has been historically associated with asbestos-related products. The Company believes it has valid defenses to all of the pending claims and vigorously contests that it is a successor to companies that may have manufactured, sold or distributed any product containing asbestos materials. However, the results of asbestos litigation have been unpredictable, and accordingly, an adverse decision or adverse decisions in these cases, individually or in the aggregate, could materially adversely affect the financial position and results of operation of the Company and could expose the Company to substantial additional asbestos related litigation and the defense costs thereof, which defense costs, because of the sheer number of asbestos claimants and the historical course of the litigation process in this area has the potential to become substantial, though these costs are not capable of estimation at this time. The total requested damages of these cases are over $3 billion. To date, however, the Company has had over 250 asbestos-related cases dismissed without any payment and it settled approximately twenty-five asbestos-related cases for a de minimis value. However, there can be no assurance the Company will be able to successfully defend or settle any pending litigation.

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

Following is a summary of changes in the Company’s product warranty liability for the three- and six-months ended June 30, 2006 and 2005.

	Three-months ended		Six-months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(dollars in thousands)

Balance at beginning of period	$3,609	$3,882	$3,479	$3,864
Provision for warranty claims	556	555	1,291	1,063
Warranty claims incurred	(717)	(509)	(1,322)	(999)
Balance at end of period	$3,448	$3,928	$3,448	$3,928

Note 8 – Omega Flex Spin-Off

Omega Flex Spin-Off/Discontinued Operations Presentation

On July 29, 2005 the Company completed the spin-off of its 86% equity interest in Omega Flex, Inc. (“Omega”). The operations of Omega prior to Spin-Off are separately reported in accordance with Statement of Financial Accounting Standard No. 144 (FAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets” in the accompanying Condensed Consolidated Statements of Income for the three and six-month periods ended June 30, 2005, under the heading Income From Discontinued Operations. Omega was formerly included in the Company’s HVAC segment. Interest expense has been allocated to the operations of Omega based on the relationship of Omega’s assets to the Company’s consolidated assets at the end of each reporting period. Corporate General & Administrative expenses originally allocated to Omega totaling $148,000 and $273,000 for the three- and six-month period ended June 30, 2005, respectively, have been reallocated to the Company’s continuing operations in the accompanying Condensed Consolidated Financial Statements.

Note 9 - Mestek “Going Private” Transaction

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

On May 2, 2006, the Company’s Board of Directors met telephonically, having been sent a draft “Fairness Opinion” and a draft “Presentation to Special Committee Regarding Fairness Analysis” from Houlihan Lokey Howard & Zukin, (“Houlihan, Lokey”), independent financial advisors to the Special Committee, a draft set of Second Amended and Restated By-laws and a draft Proxy Statement. The Board conducted a discussion with representatives of Houlihan Lokey of the valuation methodology and the Fairness Opinion. The Board then discussed the “going private” transaction as then currently proposed by management and the Special committee, being the same as discussed on March 29, 2006 but for the inclusion of a provision requiring the approval of the “going private” transaction by a “majority of the minority” or unaffiliated shares voted by such shareholders at the Annual Meeting as well as a majority of the affiliated shares so voting and certain other shareholder protections described below. By unanimous vote, the “going private” transaction, now documented in proposed definitive form, subject to the review process to be undertaken with the SEC, was approved. The Board received the Houlihan Lokey report and Fairness Opinion, subject to Houlihan Lokey making some typographical corrections and revising it to reference the new “Majority of Minority” condition.

On July 26, 2006, the Company filed with the Securities and Exchange Commission a definitive Proxy Statement and Schedule 13E-3 in connection with the proposed Transaction. The Board of Directors of the Company has thus agreed in principle to go forward with the Transaction by means of a meeting of the Shareholders of record as of June 6, 2006 (the “Record Date”), which Record Date determines who is eligible to vote at the meeting to be held on Tuesday, August 29, 2006 at 10:30 a.m. at the Company’s headquarters in Westfield, Massachusetts, to obtain authority to take the actions necessary to accomplish the Transaction. Completion of the Transaction is subject to approval by the Company’s Board of Directors of definitive documentation and proposed amendments to the Company’s Articles of Incorporation and by-laws and approval by the shareholders of the Company of an amendment to the Company’s Articles of Incorporation. There can be no assurances that the Transaction will be consummated. See the Litigation section of Note 7.

A general description of the terms and conditions of the proposed Transaction is as follows:

Structure

The Transaction will take the form of a 1-for-2000 reverse split of the Company’s issued and outstanding shares of common stock (each, a “Share”). The Transaction will have the effect of cashing out only those shareholders holding fewer than 2000 Shares (the “Cashed Out Shareholders”) as of the effective date of the Transaction (the “Effective Date”) which “cash-out” will follow shortly after the meeting of the shareholders. At this time it is expected that the Effective Date will be August 29, 2006, after which date the Company’s shares will no longer be traded on the New York Stock Exchange. The percentage of Shares held by Cashed Out Shareholders as of the Effective Date of the Transaction is referred to as the “Cashed Out Percentage.”

Consideration

In exchange for his, her or its Shares, each Cashed Out Shareholder will receive $15.24 per Share (the “Transaction Price”), and a Contingent Payment Right, as defined below. Shareholders holding 2,000 shares or more will not receive a cash payment and will remain shareholders of the Company.

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

Under Pennsylvania law, the “Going Private” transaction requires the approval of a majority of the votes cast by shareholders voting at a meeting where a quorum is present, either in person or by proxy, with each share representing one vote. In addition, the directors of the Company have proposed that the structure of the “Going

Private” transaction require “majority of minority” voting, or “neutralized voting”, which means that, in addition to the statutory approval requirement, a majority of votes cast by the “unaffiliated shareholders” must approve the transaction, along with a majority of the votes cast by the “affiliated shareholders”. The “affiliated shareholders” include owners of more than 10% of the issued and outstanding common stock of the Company, and directors and executive officers of the Company, as well as members of such owners, directors and executive officers’ immediate families and certain trusts for the benefit of such owners, directors, executive officers or members of their immediate families. “Unaffiliated shareholders” are all other shareholders of the Company.

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

Dutch Auction

In each of the five calendar years immediately following the Transaction, the Company will undertake to hold one Dutch auction for its common stock, and to purchase up to $2,500,000 of its common stock in each auction. This commitment is subject to the Company’s ability to meet reasonable constraints imposed by bank covenants and financial ratios, as determined by a majority of the Company’s board of directors and independent directors.

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

Note 10 – Plant Shutdowns, Other Restructuring Charges and Gain on Sale of Product Line

Plant Shutdowns:

On May 1, 2006, the Company announced its intention to relocate its HVAC manufacturing operations conducted in Waldron, Michigan to the Company’s existing facility in Bradner, Ohio. The Waldron facility is reflected in the accompanying financial statements under the heading “Property Held For Sale”.

In September of 2005, the Company’s Metal Forming Segment, (Formtek) announced plans to close its Lisle, IL (Lockformer) manufacturing facility and combine manufacturing operations with the operations of St. Louis, MO, based Engel Industries, a complementary business in the Metal Forming Segment, in a modern 80,000 sq. ft. upgraded facility purchased by the Company on June 17, 2005 in Bridgeton, MO. The Lockformer and Engel relocations were substantially completed as of June 30, 2006. The Lockformer facility is reflected in the accompanying financial statements under the heading “Property Held For Sale”. The vacated “Engel facility” was sold in January 2006 at a gain of approximately $10,000.

The Company is accounting for the costs related to these “exit and disposal” activities, employee severance and related costs of shutting down manufacturing operations, in accordance with FAS 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”). In the three-month periods ended June 30, 2006 and 2005, the Company incurred $387,000, and $316,000, respectively, of such “exit and disposal” costs which are classified separately in the accompanying financial statements in accordance with FAS 146. In the six-month periods ended June 30, 2006 and 2005, the Company incurred $1,056,000 and $519,000, respectively, of such “exit and disposal” costs.

Other Restructuring Costs:

During the three- and six-month periods ended June 30, 2006, the Company incurred $467,000 and $499,000, respectively, in professional fees and related costs connected with the planned “going private transaction”, as more fully described in Note 9. During the three- and six-month periods ended June 30, 2005, the Company incurred $97,000 and $337,000, respectively, in professional fees and related costs connected with the planned “going private” transaction and Spin-Off of Omega Flex, Inc. (Omega Flex), both as more fully described in Notes 8 and 9.

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

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements, which are subject to inherent uncertainties. These uncertainties include, but are not limited to, variations in weather, changes in the regulatory environment, customer preferences, general economic conditions, increased competition. All of these are difficult to predict, and many are beyond the ability of the Company to control.

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

The Company’s HVAC Segment reflects the seasonal nature of a company engaged in heating products sales, although the broadening of its product offering over approximately the past 11 years to include cooling products, and air handling products has dampened the seasonal curve of the Segment’s revenue stream.

The Company’s Metal Forming Segment operates within the highly cyclical capital goods marketplace and reflects challenges not only with respect to cyclical demand but also with respect to the globalization of the industry customer base as well as the competitor base, requiring it to seek a more international focus in supply, manufacturing sales and marketing. We operate principally within the North American marketplace. However, we do foresee the need for growth both in sales and production in both Europe and Asia.

Currently, the Company employs approximately 2,429 people primarily in the United States and Canada.

Fluctuations in the metal commodities markets in particular can have and currently are having significant impacts on the Company’s cost structure and may affect profitability with respect to revenues based on committed contracts or derived in markets where pricing to the Company’s customers cannot be readily adjusted.

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

For 2006, the Company’s HVAC Segment’s budget is based upon an overall stability expected in the construction markets, though the mix of residential, commercial, industrial and institutional construction spending may change, and its Metal Forming Segment’s budget reflects a continuation of the upturn in capital spending, driven in part by the pent-up demand resulting from deferred maintenance as well as increased manufacturing production utilizing the kind of machinery this Segment sells. However, rising commodity prices, especially copper and aluminum, are expected to contribute to upward inflationary pressure, which may also push interest rates higher. While the Company itself has not historically been highly leveraged and thus cost of capital has not been as significant a factor in the Company’s cost structure as it may be in other companies, increases in interest rates could slow the domestic residential construction market or contribute to further declines in the commercial and industrial construction markets, as well as adversely affect the capital goods market recovery. Increased shipping costs and employee benefits expenses (primarily health care costs) also remain a threat to economic growth, which could have an adverse effect on the Company’s operations. The Company’s plans to “go private”, as more fully explained in Note 9, will require additional borrowing which will result in the Company being more leveraged than at present.

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

Our critical accounting policies and significant estimates and assumptions are described in more detail as follows:

Environmental Reserves

As discussed more fully in Note 7 to the Consolidated Financial Statements, Mestek’s subsidiary, Met-Coil Systems LLC (Met-Coil), established reserves to address the cost of administering a trust for the benefit of persons exposed to releases of pollutants by Met-Coil and reserves to address the remaining costs of remediation to its property in Lisle, Illinois. These matters require the Company to monitor estimates, which are inherently judgmental and subject to change on an ongoing basis, and make changes as appropriate.

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

Results of Operations

                 Three months ended June 30, 2006 vs. June 30, 2005

Consolidated Operations

The Company’s Consolidated revenues were up 6.1% from $90,536,000 in the quarter ended June 30, 2005 to $96,095,000 in the quarter ended June 30, 2006, reflecting substantially improved Metal Forming segment revenues and modestly improved HVAC segment revenues. For the Company as a whole, Sales, General and Administrative, and Engineering costs, taken together as a percentage of Total Revenues, were reduced from 22.1% of sales in the three-month period ended June 30, 2005 to 21.3% in the three-month period ended June 30, 2006, reflecting principally the effect of improved revenues.

Core operating income (“a Non-GAAP Financial Measure”) for the Company as a whole for the second quarter of 2006 for the Company as a whole increased 47.6%, from $3,669,000 in the second quarter of 2005 to $5,415,000 in the second quarter of 2006, reflecting the effect of higher revenues and improved HVAC gross profit margins, as described later herein.

The core operating profits for the Company as a whole are reconciled with operating profits determined in accordance with GAAP as follows:

	Three months ended
	June 30,
	2006	2005

Core Operating Profits	$5,415,000	$3,669,000
Less Subsidiary Bankruptcy Professional Fees	(23,000)	(36,000)
Less Plant Shutdown and Other Restructuring Costs	(853,000)	(413,000)

Operating Profits per GAAP	$4,539,000	$3,220,000

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

Income Tax Provision, as a percentage of pretax income from continuing operations, was 40.4% in the three months ended June 30, 2006, up from 37.9% in the three months ended June 30, 2005 and consistent with “expected” statutory rates.

HVAC Segment Operations

Total Revenues in the Company’s HVAC Segment increased 4.5% during the second quarter of 2006 relative to the second quarter of 2005 principally due to improved industrial and cooling product revenues and added revenues from the Company’s Embassy product line which was acquired in October of 2005. These effects made up for relatively flat hydronic and air distribution sales and reduced sales of gas products during the period. During the three months ended June 30, 2006, however, the HVAC Segment’s gross profit margins increased from 25.6% to 26.7% reflecting improved margins in cooling and industrial products in particular, as well as some success in passing on via price increases the effects of inflationary pressures incurred in 2005 and 2006 which effected copper, steel, cast iron scrap, aluminum and other commodities used in the HVAC segment’s products.

The HVAC Segment’s “core” operating results for the quarter ended June 30, 2006 were up 23.3%, reflecting the positive factors described above. The HVAC Segment’s core operating profits are reconciled with operating profits determined in accordance with GAAP as follows:

	Three months ended
	June 30,
	2006	2005

Core Operating Profits for the Segment	$3,638,000	$2,951,000
Other Restructuring Costs	(467,000)	(97,000)
Less Plant Shutdown Expenses	(281,000)	---

Operating Profits per GAAP	$2,890,000	$2,854,000

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

Metal Forming Segment Operations

Total Revenues in the Company’s Metal Forming Segment increased by 9.9% to approximately $30.2 during the second quarter of 2006 relative to the second quarter of 2005, ahead of business plan expectations. The current backlog at June 30, 2006 is approximately $28.8 million, down from $36.2 million at March 31, 2006, and down slightly from $29.2 million at June 30, 2005. The backlog represents about 14 weeks of work and is adequate to meet the Segment’s business plan into early October. Bookings for the second quarter of 2006 were approximately $22.7 million, down 5.0% from the approximately $23.9 million booked in the quarter ended March 31, 2006 and down 18.6% from the approximately $27.9 million booked in the quarter ended June 30, 2005. Bookings did not meet plan expectations by approximately fifteen (15%) reflecting both slower and lower closure rates in the domestic metal forming and press feeding units and a slower start in international units.

Gross profit margins for the Metal Forming Segment were down slightly, from 27.7% in the 2005 quarter to 27.5% in the 2006 quarter, but below plan targets of approximately 29%.

Reflecting the Segment’s higher revenues, “core” operating results for the segment (a “Non-GAAP Financial Measure” discussed below) for the quarter, which exclude Plant Shutdown Expenses and Subsidiary Bankruptcy Professional Fees, increased from $718,000 in the 2005 period to $1,778,000 in the 2006 period.

The Metal Forming Segment’s Core operating profits (a “Non-GAAP Financial Measure discussed below) are reconciled with operating profits (losses) determined in accordance with GAAP as follows:

	Three months ended
	June 30,
	2006	2005

Core Operating Profits for the Segment	$1,778,000	$718,000
Less Subsidiary Bankruptcy Professional Fees	(23,000)	(36,000)
Less Plant Shutdown Expenses	(106,000)	(316,000)

Operating Profits per GAAP	$1,649,000	$366,000

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

The Company believes that the mutually reinforcing franchises it has acquired under the Formtek name, including Cooper-Weymouth Peterson, Rowe, CoilMate/Dickerman, Yoder, Krasny-Kaplan, Lockformer, Iowa Precision, Hill Engineering, B&K, Dahlstrom, Engel and Tishken, as well as an electrical distributor, Axon Electric, a Beijing-based assembly facility, Formtek Machinery (Beijing), and a Switzerland-based warehouse facility, Formtek Europe, Sarl will allow it to maintain and expand its core competencies, positioning this Segment very well for the future.

Management believes that the continuing effects of globalization on manufacturing costs present the Company with significant opportunities. The Company is pursuing in this regard, for all of its businesses, initiatives in Asia aimed at sourcing machined parts and components for use in its North American factories, and assembling discrete stand-alone equipment and sub-assemblies on a limited basis, with plans to sell select machinery in Asian and European markets and throughout the world. Formtek’s wholly foreign owned enterprise, Formtek Machinery (Beijing) Co., Ltd, was registered in September of 2003 and began assembly operations of roll forming and metal cutting equipment in a 2,800 square meter facility in the Changping District of Beijing in the first quarter of 2004 and has continued to expand its operations as planned. Formtek Europe, Sarl was established in the 4th quarter of 2005 and opened a small warehousing and service operation outside of Fribourg, Switzerland.

Six months ended June 30, 2006 vs. June 30, 2005

Consolidated Operations

The Company’s Consolidated revenues were up 6.6% from $175.4 million in the six-month period ended June 30, 2005 to $186.9 million in the six-month period ended June 30, 2006, reflecting increased revenues from both the HVAC segment and the Metal Forming segment. For the Company as a whole, Sales, General and Administrative, and Engineering costs, taken together as a percentage of Total Revenues, decreased from 22.9% to 21.8% reflecting the effect of improved revenues.

Core operating income (“a Non-GAAP Financial Measure”) for the six-month period ended June 30, 2006 for the Company as a whole, which excludes Subsidiary Bankruptcy Professional Fees, Plant Shutdown and Other Restructuring Expenses, and a gain on the sale of a non-core product line, increased from $5,011,000 in the six months ended June 30, 2005 to $6,889,000 in the six months ended June 30, 2006, reflecting the effects of improved revenue and other ongoing cost control efforts.

The Core operating profits for the Company as a whole are reconciled with operating profits determined in accordance with GAAP as follows:

	Six months ended
	June 30,
	2006	2005

Core Operating Profits	$6,889,000	$5,011,000
Less Subsidiary Bankruptcy Professional Fees	(23,000)	(437,000)
Less Plant Shutdown and Other Restructuring	(1,554,000)	(901,000)
Plus Gain on Sale of Non-Core Product Line	286,000	---

Operating Profits per GAAP	$5,598,000	$3,673,000

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

Income Tax Expense, as a percentage of pretax income, increased slightly from 40.3% in the six-month period ended June 30, 2005 to 41.1% in the six-month period ended June 30, 2006, consistent in both periods with “expected” statutory rates.

HVAC Segment Operations

Total Revenues in the Company’s HVAC segment increased 3.3% during the six-month period ended June 30, 2006 relative to the comparable period in 2005 due primarily to improved sales of certain industrial heating equipment and cooling products as well as added sales from the Company’s Embassy product line which was acquired in October 2005. The Company continues to focus its efforts on consolidating overhead wherever possible in order to adapt to maximize efficiency in its various HVAC manufacturing operations.

Core operating profits for the HVAC segment for the six-month period ended June 30, 2006 were up 21.1% relative to the six-month period ended June 30, 2005, from $5,472,000 to $6,625,000, reflecting the positive trends described above.

The HVAC Segment’s Core Operating profits (a Non-GAAP Financial Measure) are reconciled with operating profits determined in accordance with GAAP as follows:

	Six months ended
	June 30,
	2006	2005

Core Operating Profits	$6,625,000	$5,472,000
Less Plant Shutdown	(466,000)	---
Less Other Restructuring Costs	(499,000)	(337,000)

Operating Profit per GAAP	$5,660,000	$5,135,000

Metal Forming Segment Operations

Total Revenues in the Company’s Metal Forming segment were up approximately 15.2% for the six-month period ended June 30, 2006, relative to the comparable six-month period ended June 30, 2005, at $54,910,000.

Core Operating Profits (Losses) (“a Non-GAAP Financial Measure”) for the segment for the six-month period ended June 30, 2006, were $265,000, up from ($461,000) during the six-month period ended June 30, 2005 reflecting the positive trends reported in the second quarter of 2006 described above. The failure in the first quarter of 2006 to ship all orders scheduled, as discussed in more detail in the Company’s Form 10-Q for the period ended March 31, 2006, and lower gross margins accounted principally for the Segment’s disappointing six-month 2006 results. In addition, the Company undertook spending associated with establishing the international market and European warehouse.

The Metal Forming Segment’s core operating profits (losses) are reconciled with operating profits (losses) determined in accordance with GAAP as follows:

	Six months ended
	June 30,
	2006	2005

Core Operating Profits (Loss) for the Segment	$265,000	($461,000)
Less Subsidiary Bankruptcy Professional Fees	(23,000)	(437,000)
Less Plant Shutdown Expenses	(590,000)	(564,000)
Plus Gain on Sale of Non Core Product Line	286,000	---
Operating Profits (Losses) per GAAP	($62,000)	($1,462,000)

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s total debt (long-term debt plus current portion of long-term debt) increased in the six months ended June 30, 2006 from $33,478,000 at December 31, 2005 to $45,450,000 at June 30, 2006, reflecting principally the effect of the $4.2 million acquisition of the Argo product line in June of 2006, as more fully described in Note 2, and the effect of normal seasonal growth in working capital needs.

The Company has not paid dividends on its common stock since 1979.

The Company remains relatively modestly leveraged with a debt (short-term debt plus long-term debt) to equity ratio of approximately 42.0% as of June 30, 2006. The Company believes its liquidity position at June 30, 2006 is adequate to meet foreseeable future needs. As more fully explained in Note 6 to the Company’s 2005 Consolidated Financial Statements, on October 19, 2004, the Company entered into a multi-bank, $70 million three-year committed, unsecured revolving loan and letter of credit agreement. The facility’s borrowing limit was increased to $80 million in October of 2005. As more fully explained in Note 9 to the accompanying condensed Consolidated Financial Statements, the Company has announced plans to “Go Private” which will require additional borrowings and will result in the Company being more leveraged than at present.

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

Contingencies:

The Company is contingently liable under standby letters of credit totaling $23,250,000 as of June 30, 2006, issued principally in connection with its commercial insurance coverages and in connection with the funding of the Met-Coil TCE PI Trust discussed below. For losses occurring in the policy years ending October 1, 2005 and October 1, 2006, the Company retained and retains liability for the first $2,000,000 per occurrence of commercial general liability claims (including products liability claims), subject to an agreed aggregate. Retained liability levels for earlier policy periods were substantially lower. The Company has traditionally retained liability for the first $250,000 per occurrence of workers compensation coverage, subject to an agreed aggregate, and continues to follow this policy.

The Company is obligated as a limited guarantor with respect to 38.7% of certain current and potential debt obligations of CareCentric, Inc. (formerly Simione Central Holdings, Inc.) to CareCentric’s primary commercial bank, Wainwright Bank & Trust Company, in the amount of $10 million. The $10 million Wainwright credit line is secured by substantially all of CareCentric’s assets and the Company’s guarantee expires coincident with the credit line on August 31, 2007. The actual balance outstanding under CareCentric’s credit line with Wainwright Bank & Trust Company as of June 30, 2006 was $4,571,000. Under the Equity Method of Accounting, in December 2001, the Company accrued this guarantee (originally in the amount of $6,000,000 and now reduced to $3,870,000) as a reserve for Equity Investment Losses. John E. Reed, the Company’s Chairman and Chief Executive Officer, is a shareholder and director of Wainwright Bank & Trust Company. The Company is also obligated as a guarantor of other indebtedness in the amount of $1.5 million.

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

On April 12, 2006 each of the members of the Company’s Board of Directors were individually notified of a lawsuit brought against them entitled Alan Kahn v. John E. Reed, et al., filed on April 10, 2006 in the Commonwealth of Massachusetts Superior Court in Hampden County, Civil Action No. 06-350. The lawsuit is related to the Company’s previously announced intention to enter into a “going private” transaction, as more fully described in Note 9.

The lawsuit alleges that the Directors of the Company breached their fiduciary duties to the public shareholders of the Company with respect to the process, structure and stock repurchase valuation associated with the proposal to take the Company private and de-list trading of Company stock on the New York Stock Exchange. On May 26, 2006, the Parties to this action and the Company executed a Memorandum of Understanding, setting forth the framework for the settlement of this lawsuit, which includes the imposition of a binding “majority of the minority” or unaffiliated shareholder approval process with respect to the “going private” transaction, five annual “Dutch auctions” whereby the Company expects to repurchase some of the shares still outstanding following the “going private” transaction, the agreement by the Company to provide certain financial information to shareholders on a regular basis and certain other measure protective of both shareholders expected to be bought out in the “going private” transaction and shareholders expected to remain after the transaction.

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

The Company’s Environmental Reserve related to this matter as of the year ended December 31, 2005 was approximately $19.3 million. The reserve as of the quarter ended June 30, 2006 was approximately $18.3 million. The reduction in the reserve includes TCE related claim activity and remediation related expenditures made during the six-months ended June 30, 2006. The reserve balance at June 30, 2006 relates to future obligations under the Plan relating to soil and groundwater remediation, municipal water connections, the TCE PI Trust described above and other administrative expenses of the Met-Coil bankruptcy. Management believes that no additional reserves, beyond those set forth above, are required at this time. These reserves have been established in accordance with Financial Accounting Standard Board Statement No. 5 and Staff Accounting Bulletin No. 92. However, while these reserves represent management’s best estimate of these liabilities, and are based upon known or anticipated claims analysis estimated by various legal, scientific and economic experts, there is no assurance that these reserves will be adequate to meet all potentials claims arising from the environmental contamination at the Lisle, Illinois site. In addition, there can be no assurance that future claims for personal injury or property damage will not be asserted by other plaintiffs against Met-Coil and Mestek with respect to the Lockformer site and facility. See Remediation – Lisle, IL section below.

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

The Company’s Environmental Litigation and Remediation Reserve is comprised of the following:

	June 30,	December 31,
	2006	2005
	(dollars in thousands)

Estimated Future Remediation costs	$4,686	$5,031

Potential Future Obligations to the TCE PI Trust	13,658	14,276

Total Environmental Litigation and Remediation Reserve	$18,344	$19,307

Other Claims Alleging Releases of Hazardous Materials or Asbestos Related Liability

The Company is currently a party to approximately 150 asbestos-related lawsuits, having been named in approximately 6 new such lawsuits in the past three-months.

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

Following is a summary of changes in the Company’s product warranty liability for the three- and six-months ended June 30, 2006 and 2005.

	Three-months ended		Six-months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(dollars in thousands)

Balance at beginning of period	$3,609	$3,882	$3,479	$3,864
Provision for warranty claims	556	555	1,291	1,063
Warranty claims incurred	(717)	(509)	(1,322)	(999)
Balance at end of period	$3,448	$3,928	$3,448	$3,928

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

At the end of the fiscal second quarter of 2006, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that the Company records, processes, summarizes and reports in a timely manner the information the Company management, including the chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s Disclosure Controls and Procedures as defined in the Rule 13a-15(e) of Securities Exchange Act of 1934. Based on that evaluation, the chief executive officer and chief financial officer have concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the purposes described in Rule 13a-15(e), and no changes are required at this time.

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

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

The Company is not presently involved in any litigation that it believes could materially and adversely affect its financial condition or results of operations except as described in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations-above and in Note 7 to the Company’s Condensed Consolidated Financial Statements, which are a part of this Quarterly Report on Form 10-Q. No material legal proceedings were instituted or terminated in the quarter ended on June 30, 2006, nor is the Company aware of any governmental agency investigations or proceedings other than as discussed in Note 7 of the Company’s Condensed Consolidated Financial Statements, which are a part of this Quarterly Report on Form 10-Q

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

MESTEK, INC.
(Registrant)

Date: August 14, 2006	By: /S/ Stephen M. Shea
Stephen M. Shea
Senior Vice President – Finance
and CFO (Chief Financial Officer)

Page 34